Form 10-Q
period 2012-09-30
OvaScience, Inc.
filed 2012-11-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 001-34463

OVASCIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1472564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 First Street, Suite 240
Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

617-351-2590
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 5, 2012, there were 14,262,276 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2012

Part I.                                    Financial Information

Item 1.                                 Financial Statements

OvaScience, Inc.

(A development stage company)

Condensed Balance Sheets

(Unaudited)
(In thousands, except share and per share data)

	As of
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$35,119	$4,541
Prepaid expenses and other current assets	460	44
Total current assets	35,579	4,585
Property and equipment, net	654	—
Other assets	93	—
Total assets	$36,326	$4,585
Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,069	$276
Accrued expenses	845	399
Total current liabilities	1,914	675
Other non-current liabilities	—	87
Total liabilities	1,914	762
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.001 par value; 0 and 6,200,000 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively; (liquidation preference of $6,200 as of December 31, 2011)	—	6,200
Series B convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Stockholder’s equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2012; 0 shares authorized, issued and outstanding as of December 31, 2011	—	—
Common stock, $0.001 par value; 100,000,000 and 23,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 14,262,276 and 3,529,406 shares issued at September 30, 2012 and December 31, 2011, respectively; 12,452,612 and 1,209,752 shares outstanding at September 30, 2012 and December 31, 2011, respectively	14	2
Additional paid-in capital	46,340	245
Deficit accumulated during the development stage	(11,942)	(2,624)
Total stockholders’ equity (deficit)	34,412	(2,377)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$36,326	$4,585

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended, September 30,	Three Months Ended, September 30,	Nine Months Ended, September 30,	Period from April 5, 2011 (inception) to September 30,	Period from April 5, 2011 (inception) to September 30,
	2012	2011	2012	2011	2012
Operating expenses:
Research and development	$1,595	$404	$3,892	$404	$5,062
General and administrative	1,525	370	5,428	780	6,882
Total operating expenses	3,120	774	9,320	1,184	11,944
Loss from operations	(3,120)	(774)	(9,320)	(1,184)	(11,944)
Interest income	2	—	2	—	2
Net loss	(3,118)	(774)	(9,318)	(1,184)	(11,942)
Accretion of convertible preferred stock to redemption value	$—	$101	$—	$101	$101
Net loss applicable to common stockholders	$(3,118)	$(875)	$(9,318)	$(1,285)	$(12,043)
Net loss per share applicable to common stockholders—basic and diluted	$(0.42)	$(0.89)	$(2.69)	$(1.69)	$(5.47)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	7,438	979	3,460	759	2,202
Comprehensive loss	$(3,118)	$(774)	$(9,318)	$(1,184)	$(11,942)

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

								Deficit
	Series A		Series B					accumulated	Totals
	convertible		convertible				Additional	during the	stockholders’
	preferred stock		preferred stock		Common stock		paid-in	development	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficit)
Balance at April 5, 2011 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of common stock to founders	—	—	—	—	526,443	1	—	—	1
Vesting of restricted stock	—	—	—	—	683,309	1	—	—	1
Issuance of Series A convertible preferred stock, net of issuance costs of $101	6,200,000	6,200	—	—	—	—	(101)	—	(101)
Stock-based compensation expense	—	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	—	(2,624)	(2,624)
Balance at December 31, 2011	6,200,000	6,200	—	—	1,209,752	2	245	(2,624)	(2,377)
Vesting of restricted stock	—	—	—	—	509,990	1	—	—	1
Issuance of Series B convertible preferred stock, net of issuance costs of $2,246	—	—	6,770,563	34,992	—	—	—	—	—
Conversion of Series A convertible preferred stock to common stock on a one-for-2.023 basis	(6,200,000)	(6,200)	—	—	3,064,753	3	6,197	—	6,200
Conversion of Series B convertible preferred stock to common stock on a one-for-one basis	—	—	(6,770,563)	(34,992)	6,770,563	7	34,985	—	34,992
Common stock issued as part of the private placement, net of issuance costs of $882	—	—	—	—	897,554	1	4,054	—	4,055
Stock-based compensation expense	—	—	—	—	—	—	859	—	859
Net loss	—	—	—	—	—	—	—	(9,318)	(9,318)
Balance at September 30, 2012	—	—	—	—	12,452,612	14	46,340	(11,942)	34,412

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,	Period from April 5, 2011 (inception) to September 30,	Period from April 5, 2011 (inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(9,318)	$(1,184)	$(11,942)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	51	—	51
Stock-based compensation expense	859	40	1,205
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(416)	(2)	(460)
Accounts payable	793	181	1,069
Accrued expenses and other non-current liabilities	359	455	845
Net cash used in operating activities	(7,672)	(510)	(9,232)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(704)	—	(704)
Increase in restricted cash	(93)	—	(93)
Net cash used in investing activities	(797)	—	(797)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	34,992	6,099	41,091
Net proceeds from issuance of common stock	4,055	2	4,057
Net cash provided by financing activities	39,047	6,101	45,148
Increase in cash and cash equivalents	30,578	5,591	35,119
Cash and cash equivalents at beginning of period	4,541	—	—
Cash and cash equivalents at end of period	$35,119	$5,591	$35,119
Supplemental disclosure of non-cash financing activity
Accretion of convertible preferred stock to redemption value	$—	$(101)	$(101)

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Notes to Condensed Financial Statements

1.                                      Organization and basis of presentation

OvaScience, Inc. (the “Company”), incorporated on April 5, 2011 as a Delaware corporation, is a life science company developing proprietary products to improve the treatment of female infertility based on recent scientific discoveries about the existence of egg precursor cells. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates, planning and preparing a marketing study in humans for its most advanced product candidate and undertaking preclinical studies of certain product candidates. The Company has commenced its planned principal operations but has not generated any significant revenues to date. Accordingly, the Company is considered to be in the development stage.

The Company is subject to a number of risks similar to other life science companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for certain of its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of September 30, 2012 the Company had a deficit accumulated during the development stage of approximately $12.0 million.

Unless otherwise indicated, all information in these financial statements gives retrospective effect to the one-for-2.023 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) that was effected on March 28, 2012 (see Note 5).

2.                                      Significant accounting policies

Unaudited interim financial data

The accompanying unaudited September 30, 2012 interim balance sheet, the statements of operations and comprehensive loss, the statement of stockholders’ equity (deficit) and the statement of cash flows for the nine months ended September 30, 2012, the period from April 5, 2011 (inception) to September 30, 2011 and the period from April 5, 2011 (inception) to September 30, 2012, and the statement of operations and comprehensive loss for the three months ended September 30, 2012, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at September 30, 2012 and results of its operations for the three and nine months then ended, and its cash flows for the nine months ended September 30, 2012. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of future results.

Use of estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

The Company utilizes significant estimates and assumptions in determining the fair value of its common stock. The Company granted stock options at exercise prices not less than the fair market value of its common stock as determined by the board of directors contemporaneously at the date such grants were made, with input from management. The fair value of common stock at certain of the grant dates was adjusted in connection with the Company’s retrospective fair value assessment for financial reporting purposes. The board of directors has determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock and common stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

The Company utilized various valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The methodologies included a probability analysis including both a potential public trading scenario and potential sale scenario. For the sale scenario, the Company used the reverse backsolve method and in the public trading scenario the Company assumed that all of its shares of convertible preferred stock would convert into common stock. Valuation methodologies include estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance, including the successful completion of the Company’s AUGMENT marketing study in humans and the time to complete a public trading scenario or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for the period April 5, 2011 (inception) to September 30, 2011, April 5, 2011 (inception) to September 30, 2012, as well as the three and nine months ended September 30, 2012.

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

Concentrations of credit risk and off-balance sheet risk

Cash is the only financial instrument that potentially subjects the Company to concentrations of credit risk. As of September 30, 2012 and December 31, 2011, all of the Company’s cash was deposited in accounts at a single financial institution. The Company maintains its cash with a high quality, accredited financial institution and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Our investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited balance sheets, in accordance with U.S. GAAP and our accounting policies.

There were no financial instruments recorded at fair value as of December 31, 2011. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their maturities.

4.                                      Convertible preferred stock

In July 2011, the Company sold 6,200,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $1.00 per share for gross proceeds of $6,200,000. The Company incurred approximately

$101,000 of issuance costs in connection with the sale of the Series A Preferred Stock, which were recorded to additional paid-in capital.

On March 29, 2012, the Company sold 6,770,563 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) at a price of $5.50 per share for gross proceeds of approximately $37,238,000. The Company incurred approximately $2,246,000 of issuance costs in connection with the sale of the Series B Preferred Stock, which were recorded as a reduction of the proceeds received.

On August 13, 2012, as a result of the completion of the private placement of the Company’s common stock (see Note 5), the Company’s Series A and Series B Preferred Stock automatically converted into shares of common stock.  Each share of Series A Preferred Stock converted into common stock on a one-for-2.023 basis, into a total of 3,064,753 shares of common stock, and each share of Series B Preferred Stock converted into common stock on a one-for-one basis, into a total of 6,770,563 shares of common stock.

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

The rights, preferences and privileges of the Series A Preferred Stock and the Series B Preferred Stock were as set forth below until the Series A Preferred Stock and the Series B Preferred Stock converted into common stock on August 13, 2012 (see Note 5).

Conversion

Shares of Series A Preferred Stock were convertible into common stock based on a defined conversion ratio, which was originally set at one-for-one and following the Reverse Stock Split was one-for-2.023, adjustable for certain dilutive events.  Shares of Series B Preferred Stock were convertible into common stock based on a defined conversion ratio, which was one-for-one, adjustable for certain dilutive events. The conversion ratios for the Series A Preferred Stock and the Series B Preferred Stock were subject to change in accordance with anti-dilution provisions contained in the Company’s restated certificate of incorporation. More specifically, the applicable conversion ratio was subject to adjustment to prevent dilution on a weighted-average basis in the event that the Company issued additional shares of common stock or securities convertible or exercisable for common stock at a purchase price less than the then effective applicable conversion ratio. The Company has evaluated this feature and has concluded it does not require bifurcation as a derivative because the Series A Preferred Stock and the Series B Preferred Stock were each concluded to have the characteristics of an equity-host and the feature is clearly and closely related to the Series A Preferred Stock and the Series B Preferred Stock, respectively.

The Series A Preferred Stock and the Series B Preferred Stock were convertible at the option of the holder at any time without any additional consideration. In addition, the Series A Preferred Stock and the Series B Preferred Stock would automatically convert into shares of common stock at the then effective applicable conversion rate, upon the earliest to occur of (a) the closing of the sale of shares of common stock to the public at a price of at least $16.50 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), provided that such offering results in at least $35,000,000 of gross proceeds to the Company and the Company’s common stock is listed for trading on a national securities exchange, (b) the closing of certain private placement or registered offerings of the Company’s equity securities or

(c) the effectiveness of a registration statement under the Securities Act covering the re-sale of privately placed securities. In addition, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock would convert into common stock upon the vote or written consent of the holders of 70% of the outstanding Series A Preferred Stock and Series B Preferred Stock, voting as a single class (subject to certain limitations).

Dividends

Prior to the payment of any dividend, except a common stock dividend, to the common stockholders, the holders of Series A Preferred Stock and Series B Preferred Stock were entitled to receive an amount at least equal to the amount that would have been received by the holders of Series A Preferred Stock and Series B Preferred Stock had all shares of Series A Preferred Stock and Series B Preferred Stock been converted to common stock immediately prior to issuance of the dividend. There were no guaranteed dividends that accrue.

Liquidation preference

In the event of any liquidation, dissolution or winding up of the Company, including a deemed liquidation event, such as certain mergers or a disposition of substantially all the assets of the Company, unless holders of at least 70% of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, including certain of the Company’s major investors, elected otherwise, the holders of Series A Preferred Stock and Series B Preferred Stock were entitled to receive, in preference to common stockholders, an amount equal to $1.00 per share, in the case of the Series A Preferred Stock, and $5.50 per share, in the case of the Series B Preferred Stock, in each case adjustable for certain dilutive events, plus all declared but unpaid dividends. If the Company had insufficient assets to pay the holders of Series A Preferred Stock and Series B Preferred Stock the full amount to which they were entitled, the holders of the Series A Preferred Stock and Series B Preferred Stock would share ratably in any distribution in proportion to the respective amounts which would otherwise be payable.

After payment of such preferential amounts, the remaining assets of the Company, if any, would be distributed ratably to the holders of common stock, Series A Preferred Stock and Series B Preferred Stock on an as-converted to common stock basis. However, the holders of Series A Preferred Stock and Series B Preferred Stock were limited to the receipt of an aggregate amount (including through payment of the preferential amounts described above) equal to the greater of:

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

Voting rights

Holders of Series A Preferred Stock and Series B Preferred Stock were entitled to vote as a single class with the holders of common stock, and had one vote for each equivalent common share into which the Series A Preferred Stock and the Series B Preferred Stock was convertible. In addition, the affirmative vote of the holders of at least 70% of the outstanding Series A Preferred Stock and Series B Preferred

Stock, including certain of the Company’s major investors, voting together on an as-converted to common stock basis, was required to amend the Company’s organizational documents, declare or pay dividends, subject to limited exceptions, create certain new series or classes of stock or reclassify existing series or classes, exclusively license the Company’s material intellectual property, effect a significant change in the Company’s business, create indebtedness in excess of $250,000, increase the number of shares of common stock reserved for equity compensation, or undertake change of control transactions. Furthermore, the affirmative vote of the holders of at least 60% of the outstanding Series B Preferred Stock was required to amend or repeal the Company’s organizational documents, increase the number of shares of Series B Preferred Stock, undertake change of control transactions or exclusively license any of the Company’s material intellectual property. The holders of Series A Preferred Stock were entitled to elect two directors and the holders of Series B Preferred Stock were entitled to elect one director. The holders of the Company’s common stock, Series A Preferred Stock and Series B Preferred Stock, voting together on an as converted to common stock basis, had the right to elect the remaining directors.

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

On August 13, 2012, the Company issued and sold in a private placement an aggregate of 897,554 shares of common stock at a price per share of $5.50 resulting in net proceeds of $4,055,000.  As a result of the completion of the private placement, on August 13, 2012, the Company’s Series A Preferred Stock and Series B Preferred Stock automatically converted into shares of common stock. Each share of Series A Preferred Stock converted into common stock on a one-for-2.023 basis, into a total of 3,064,753 shares of common stock, and each share of Series B Preferred Stock converted into common stock on a one-for-one basis, into a total of 6,770,563 shares of common stock.

In connection with the private placement, the Company agreed to file a registration statement (the “Resale S-1”) covering the resale of the 6,770,563 shares of common stock issued upon conversion of Series B Preferred Stock and the 897,554 shares of common stock issued and sold in the private placement. The Company filed the resale S-1 covering the resale of the 7,630,683 shares of common stock on August 29, 2012 and it was declared effective on September 13, 2012.

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

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. The Company is also authorized to issue 5,000,000 shares of $0.001 par value preferred stock. As of September 30, 2012, there were 12,452,612 shares of common stock outstanding and no shares of preferred stock outstanding.

The Company has reserved the following shares of common stock for the potential exercise of stock options and stock awards:

	September 30, 2012	December 31, 2011
Outstanding stock options and stock awards	827,542	617,633

6.                                      Stock-based compensation

In March 2012, the Company’s board of directors and stockholders approved the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock units and other stock-based or cash awards to purchase shares of common stock to eligible employees, officers, directors and consultants. The number of shares of the Company’s common stock that is reserved for issuance under the 2012 Plan is equal to the sum of (1) 1,453,253 shares of common stock issuable under the 2012 Plan plus the number of shares of our common stock subject to outstanding awards under the 2011 Plan, described below, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (up to 679,622 shares) plus (2) an annual increase, to be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 975,000 shares of its common stock, 4.0% of the number of shares of our common stock outstanding on the first day of the year and an amount determined by the Companys’s board of directors.  The Company began making grants under the 2012 Plan following June 11, 2012, the effective date of the Company’s registration of securities on Form 10. The Company ceased granting options under the 2011 Plan following the effective date of the Company’s registration of securities on Form 10.

Founders’ stock

In April 2011, the Company issued 3,509,634 shares of its common stock to founders at a purchase price of $0.001 per share, which was determined by the board of directors to be the fair value of the common stock on the date of issuance. The shares were issued under restricted stock purchase agreements and not pursuant to the 2011 Plan. These restricted stock purchase agreements allow the Company, at its discretion, to repurchase unvested shares if the founder’s relationship with the Company is terminated. The shares issued to three of the co-founders vested with respect to 25% of the shares on the grant date and with respect to the remaining shares in approximately equal quarterly installments through the fourth anniversary of the grant date. The shares issued to the remaining two co-founders vest in approximately equal quarterly installments from and after the grant date. Additionally, 25% of the then-unvested shares issued to the remaining two co-founders vested in July 2011 in connection with the Series A Preferred Stock financing.  As of September 30, 2012, there were 1,809,656 shares subject to repurchase by the Company.

The Company records stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value.

Stock options and restricted stock

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share data):

	Shares	Weighted average price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	617,633	0.04	9.80	$2,162
Granted	308,275	4.84
Forfeited	(98,366)	0.29
Outstanding at September 30, 2012	827,542	1.80	9.29	$3,046
Exercisable at September 30, 2012	115,784	0.34	9.04	$595
Vested and expected to vest at September 30, 2012	761,507	1.78	9.04	$2,817

A summary of the Company’s restricted stock activity and related information is as follows:

	Shares	Weighted-average purchase price per share
Outstanding at December 31, 2011	2,319,646	$0.002
Granted	—
Vested	(509,990)	$0.002
Outstanding at September 30, 2012	1,809,656	$0.002

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

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
	(Unaudited)	(Unaudited)
Risk-free interest rate	0.9%	0.8 – 1.2%
Dividend yield	—	—
Volatility	86 – 87%	79 – 87%
Expected term (years)	6.0 – 6.1	5.1 – 6.1

During the three months and nine months ended September 30, 2012, the Company granted 141,000 and 274,840 options, respectively, to purchase common stock with weighted average exercise prices of $5.48 and $4.91 per share, respectively, to employees at a weighted average grant date fair value of $3.95 and $3.52 per share, respectively. There were 307,462 options granted during the period from April 5, 2011 (inception) to September 30, 2011.

During the three months ended September 30, 2012 the Company did not grant any options to purchase common stock. During the nine months ended September 30, 2012, the Company granted 33,435 options to purchase common stock with a weighted average exercise price of $4.25 per share to non-employees.

The Company recognized total stock-based compensation expense for employee stock option grants of $79,000 and $196,000 for the three months and nine months ended September 30, 2012, respectively. The Company recognized total stock-based compensation expense for employee stock option grants of $418 and $418 for the three months and nine months ended September 30, 2011, respectively.

Stock-based awards issued to non-employees, including directors for non-board related services, are accounted for using the fair value method. These stock-based option awards are revalued on each vesting and reporting date. The Company recognized total stock-based compensation of $221,000 for the three months ended September 30, 2012 and $662,000 for the nine months ended September 30, 2012. The Company recognized total stock-based compensation of $30,000 for the three months ended September 30, 2011 and $38,500 for the nine months ended September 30, 2011.

The Company recognized total stock-based compensation expense of approximately $300,000 for the three months ended September 30, 2012 and $859,000 for the nine months ended September 30, 2012. The Company recognized total stock-based compensation expense of approximately $30,000 for the three months ended September 30, 2011 and $38,500 for the nine months ended September 30, 2011. Due to historical operating losses, the Company does not record tax benefits associated with stock-based compensation and option exercises. Tax benefits will be recorded when realized.

At September 30, 2012, there was $3,391,000 of total unrecognized compensation cost related to non-vested stock options and restricted stock. As of September 30, 2012, the Company expects to recognize these costs over a remaining weighted average period of 2.9 years.

7.                                      Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid insurance	$211	$13
Contract research organization deposit	100	—
Prepaid conference expense	90	—
Prepaid rent	29	—
Prepaid other expense	28	31
Interest receivable	2	—
	$460	$44

8.                                      Property and equipment

Property and equipment and related accumulated depreciation are as follows (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment	$6	$—
Laboratory equipment	520	—
Furniture and equipment	101	—
Leasehold improvements	78	—
Less: accumulated depreciation	(51)	—
	$654	$—

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

Future minimum lease payments under this lease as of September 30, 2012 are as follows (in thousands):

Year
2012	$66
2013	267
2014	275
2015	284
2016	292
Thereafter	173
$1,357

10.                               Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Professional and consultant fees	$230	$140
Compensation and related benefits	402	83
License and patent fees	100	108
Market research and consulting	19	40
Contract research organizations	21	15
Other expenses	73	13
	$845	$399

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from April 5, 2011 (inception) to	Period from April 5, 2011 (inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Net loss applicable to common stockholders	$(3,118)	$(875)	$(9,318)	$(1,285)	$(12,043)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	7,438	979	3,460	759	2,202
Net loss per share applicable to common stockholders—basic and diluted	$(0.42)	$(0.89)	$(2.69)	$(1.69)	$(5.47)

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from April 5, 2011 (inception) to	Period from April 5, 2011 (inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Outstanding stock options	827,542	472,981	827,542	472,981	827,542

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

13.                               Employee benefit plan

In January 2012, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. During the three and nine months ended September 30, 2012 the Company made contributions to the 401(k) Plan of $19,000 and $39,000 respectively.  No contributions were made during 2011.

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

Dr. Tilly performed his research at The Massachusetts General Hospital, or MGH. We hold an exclusive license from MGH to an issued patent and various patent applications directed to methods of identifying and purifying egg precursor cells, compositions comprising egg precursor cells and methods of using egg precursor cells to treat infertility and related disorders. We are working to develop product candidates based on these egg precursor cell discoveries, with the goal of addressing the high failure rates and other shortcomings of in vitro fertilization, or IVF. In an IVF procedure, a woman’s own eggs, or the eggs of a donor, are fertilized outside of the woman’s body and the resulting embryos are transferred back into the woman’s uterus.

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

Our Product Candidates

Augment

Our first product candidate is AUGMENTSM, which stands for autologous germline mitochondria energy transfer. We are designing AUGMENT as a procedure to increase the success of IVF by isolating fresh mitochondria from a woman’s own egg precursor cells and then injecting the fresh mitochondria back into the woman’s ownegg during IVF. We believe that by adding fresh mitochondria from the egg precursor cells we will improve the likelihood that, after fertilization, the egg will develop into a viable embryo. We plan to initiate a study of AUGMENT by the end of 2012 in up to 40 women aged 38 to 42 who have failed two to five IVF cycles to assess both safety and effectiveness. We refer to this study as our AUGMENT Study. We expect to commence commercial preparation for AUGMENT in 2013 and to begin generating revenues from AUGMENT in the second half of 2014. We do not believe we will be required to seek premarket approval or clearance of AUGMENT from regulatory authorities in either the United States or the European Union, or EU.

OvaTure

Our second product candidate is OvaTureSM. We are currently designing our OvaTure program, the goal of which will be to use egg precursor cells to generate mature, fertilizable eggs in vitro that can be used in IVF. If successful, this would allow women who have poor quality existing eggs to undergo IVF using higher quality nondonor eggs. In addition, because we would generate the egg from the woman’s own egg precursor cells, as opposed to retrieving it from the woman’s body during a controlled ovarian stimulation procedure, we believe OvaTure would reduce or eliminate the need for much of the hormonal manipulation typically required in IVF. Hormonal hyperstimulation is used in IVF to cause the maturation of multiple eggs. It is associated with significant side effects and is not appropriate for use by all women. We plan to initiate preclinical development of OvaTure in 2012. OvaTure will require regulatory approval in both the United States and the EU prior to commercialization.

Other Product Opportunities

We also plan to develop and may acquire additional product offerings to treat infertility. We are currently considering two opportunities:

•                  the development of IVF culture media, which is the solution used to provide nutrients to eggs and embryos in the IVF process, that can increase the activity of mitochondria; and

•                  the cryopreservation, or banking, of egg precursor cells for future fertility use.

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

The critical accounting policies we identified in the Resale S-1, which we filed with the SEC on August 29, 2012, related to accrued research and development expenses and stock-based compensation. There were no changes to these critical accounting policies in the quarter ended September 30, 2012. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in the Resale S-1, as filed with the SEC.

The Company has irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Financial Operations Overview

Results of Operations

Discussion of the Three Months Ended September 30, 2012 and September 30, 2011

Revenue

To date, we have not generated any revenues. Our ability to generate revenues, which we do not expect will occur prior to the second half of 2014, if ever, will depend heavily on the successful development and eventual commercialization of AUGMENT and our other product candidates.

Research and Development Expenses

Research and development expenses were $1,595,000 for the three month period ended September 30, 2012 as compared to $404,000 for the three month period ended September 30, 2011.  In both periods, substantially all research and development expenses related to the development of AUGMENT.

The $1,191,000, or 295%, increase in research and development expense for the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011 included the following components, substantially all of which related to the development of AUGMENT:

•                  an increase in contract research organization expenses of $693,000, comprised of expenses for outsourced biology, chemistry, clinical and development services;

•                  an increase in stock-based compensation expense of $226,000, primarily related to non-employee stock options granted in prior periods to members of our scientific advisory board;

•                  an increase in payroll expense of $219,000, including salaries, payroll taxes and benefits for our employees in research and development, due to increased research and development headcount;

•                  an increase in travel expense, laboratory supply expense and other miscellaneous expense of $45,000;

•                  an increase in occupancy expense of $34,000, which in both periods represents an allocated portion of rent and other occupancy costs;

•                  an increase in license fees of $25,000, related to our license from MGH; and

•                  a decrease in consulting fees of $51,000;

We expect research and development costs to continue to increase through 2013 as a result of expenses associated with our AUGMENT Study, which we plan to commence during the last quarter of 2012.

General and Administrative Expenses

General and administrative expenses were $1,525,000 for the three month period ended September 30, 2012 as compared to $370,000 for the three month period ended September 30, 2011.  The $370,000 of general and administrative expenses for the three month period ended September 30, 2011 was principally attributable to consulting fees, market research fees and patent expenses.

The $1,155,000, or 312%, increase in general and administrative expense, for the three months ended September 30, 2012 as compared to the three month period ended September 30, 2011 was primarily due to our continued growth as a company and included the following components:

•                  an increase in professional fee expense of $490,000, comprised of fees for audit, tax, legal services and investor relations fees primarily related to activities associated with becoming a publicly traded company. Included in the aggregate professional fees of $543,000 for the three months ended September 30, 2012 are approximately $134,000 of legal and accounting fees related to the Form 10, which are not expected to be recurring in future periods;

•                  an increase in payroll expense of $272,000, including salaries, payroll taxes and benefits as a result of increased general and administrative headcount;

•                  an increase in market research analysis and public relations expense of $197,000;

•                  an increase in occupancy expense of $88,000, which in both periods represents an allocated portion of rent and other occupancy costs;

•                  an increase in travel expense, office supply expense and other miscellaneous expense of $67,000, including travel, meals, entertainment, conferences and insurance expense;

•                  an increase in stock-based compensation expense of $44,000, primarily related to the issuance of restricted stock in prior periods;

•                  an increase in recruiting fees of $19,000;

•                  an increase in corporate filing fees of $2,000;and

•                  a decrease in consulting fees of $24,000.

Interest Income

The proceeds from our Series B Preferred Stock financing and our private placement of common stock are invested in a money market account where we earned $2,000 in interest through September 30, 2012.

Discussion of the Nine Months Ended September 30, 2012 and the period from April 5, 2011 (inception) to September 30, 2011

Research and Development Expenses

Research and development expenses were $3,892,000 for the nine month period ended September 30, 2012 as compared to $404,000 for the period ended September 30, 2011.  In both periods, substantially all of the research and development expenses related to the development of AUGMENT.

The $3,488,000, or 863%, increase in research and development expense for the nine month period ended September 30, 2012 as compared to the nine month period ended September 30, 2011 included the following components, substantially all of which related to the development of AUGMENT:

•                  an increase in contract research organization expenses of $1,299,000, comprised of expenses for outsourced biology, chemistry, clinical and development services;

•                  an increase in payroll expense of $838,000, including salaries, payroll taxes and benefits for our employees in research and development due to increased research and development headcount;

•                  an increase in stock-based compensation expense of $719,000, primarily related to non-employee stock options in prior periods granted to members of our scientific advisory board;

•                  an increase in consulting fees of $341,000;

•                  an increase in travel expense, laboratory supply expense and other miscellaneous expense of $122,000;

•                  an increase in license fees of $98,000, related to our license from MGH; and

•                  an increase in occupancy expense of $71,000, which is an allocated portion of rent and other occupancy costs.

We expect research and development costs to continue to increase through 2013 as a result of expenses associated with our AUGMENT Study, which we plan to commence during the last quarter of 2012.

General and Administrative Expenses

General and administrative expenses were $5,428,000 for the nine month period ended September 30, 2012 as compared to $780,000 for the nine month period ended September 30, 2011.  The $780,000 of general and administrative expenses for the nine month period ended September 30, 2011 was principally attributable to MGH license fees as well as legal and patent fees.

The $4,648,000 increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2012 was a result of our continued growth as a company and costs related to filing our Form 10 and the costs associated with becoming a publicly traded company, including:

•                  an increase in professional fee expense of $2,072,000, primarily as a result of fees for audit, tax and legal services in connection with the filing of the Form 10 and reimbursement of patent costs related to our licenses from MGH. Included in the aggregate professional fees of $2,515,000 for the nine months ended September 30, 2012 are approximately $1,410,000 of legal and accounting fees related to the Form 10, which are not expected to be recurring in future periods;

•                  an increase in payroll expense of $847,000, including salaries, payroll taxes and benefits for our general and administrative employees as a result of an increase in headcount;

•                  an increase in consulting fees of $429,000, as a result of retaining business planning and recruiting consultants;

•                  an increase in market research analysis and public relations expense of $364,000;

•                  an increase in travel expense, office supply expense and other miscellaneous expense of $326,000, as a result of travel, meals, entertainment, conferences and information technology expense;

•                  an increase in recruiting expenses of $235,000, as a result of our increased hiring effort;

•                  an increase in occupancy expense of $193,000, which in both periods represents an allocated portion of rent and other occupancy costs;

•                  an increase in stock-based compensation expense of $101,000, primarily related to the issuance of restricted stock in prior periods; and

•                  an increase in corporate filing fees of $81,000.

Interest Income

The proceeds from our Series B Preferred Stock financing and our private placement of common stock are invested in a money market account where we earned $2,000 in interest through September 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since inception we have funded our operations primarily through the private placement and issuance of preferred stock and common stock.  To date, we have not generated any revenues.  From inception (April 5, 2011) through September 30, 2012, we have received approximately $41,091,000 in net proceeds from the issuance of preferred stock and approximately $4,057,000 in net proceeds from the sale of common stock. As of September 30, 2012, we had cash and cash equivalents totaling $35,119,000. On August 13, 2012, our preferred stock automatically converted into shares of common stock.  Historically we have primarily invested our cash in a non-interest bearing bank account. Going forward, we currently plan to primarily invest our cash in U.S. Treasury obligations, commercial paper and corporate debt securities in accordance with our investment policy.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods set forth below.

	Nine Months Ended September 30,	Period from April 5, 2011 (inception) to September 30,	Period from April 5, 2011 (inception) to September 30,
(in thousands)	2012	2011	2012
Net cash used in operating activities	$(7,672)	$(510)	$(9,232)
Net cash used in investing activities	$(797)	$—	$(797)
Net cash provided by financing activities	$39,047	$6,101	$45,148
Net increase in cash and cash equivalents	$30,578	$5,591	$35,119

Operating activities.  The use of cash resulted primarily from our net loss adjusted for non-cash charges and favorable changes in the components of working capital. The cash used in operating activities is for research and development expenses as we (1) increased our research and development headcount, (2) incurred expenses related to external research and development costs and consulting costs and (3) increased our balance of accounts payable and accrued expenses. In addition, for the nine month period ended September 30, 2012, we used cash in operating activities for general and administrative expenses such as legal and audit fees in connection with our Form 10. We commenced operations in April 2011 and, as such, the period ended September 30, 2011 reflects approximately six months of activity. We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research and development activities.

Investing activities.  The cash used in investing activities for the nine month period ended September 30, 2012 reflects the purchase of property, plant and equipment, including leasehold improvements of $704,000 and the restriction of $93,000 of cash related to our new facility lease.  During the period from April 5, 2011 (inception) to September 30, 2011, there were no investing activities.

Financing activities.  The cash provided by financing activities in the nine month period ended September 30, 2012 was primarily the result of the sale and issuance of 6,770,563 shares of our Series B preferred stock for net proceeds of approximately $34,992,000 and private placement sale of an aggregate of 897,554 shares of common stock at a price per share of $5.50 resulting in net proceeds of $4,055,000.

The cash provided by the financing activities in the period from April 5, 2011 (inception) to September 30, 2011was primarily the result of the sale and issuance of 6,200,000 shares of our Series A preferred stock for net proceeds of $6,099,000.

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

Assuming we have no revenue from product sales, we expect our existing cash and cash equivalents of $35,119,000 at September 30, 2012 will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2012 that require us to make future cash payments (in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
License agreement(1)	$397	$149	$124	$124	$434
Manufacturing agreement(2)	$1,275	$1,149	$126	$—	$—
Lease(3)	$1,358	$265	$555	$538	$—

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $35,119,000 as of September 30, 2012 and $4,541,000 as of December 31, 2011.  The cash and cash equivalents as of September 30, 2012 consist of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily in short term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short term duration of our investment portfolio and the low risk profile of our investments, we would not expect an immediate 100 basis point change in interest rates to have a material effect on the fair market value of our portfolio.

We contract with third party research and development organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with any such agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2012, all of our liabilities were denominated in our functional currency.

Item 4.                                 Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following discussion includes revised risk factors since our most recently filed Quarterly Report on Form 10-Q (“We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”; “We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.”; “Preclinical testing and clinical trials of OvaTure and any of our other product candidates that require such testing and trials may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.”; “We face substantial competition, including from more established infertility treatments, such as traditional IVF, as well as advances in new artificial reproductive technologies, which may result in others discovering, developing or commercializing products before or more successfully than we do.”; and the risk factors listed under the heading “Risks Associated with Our Capital Stock”) that reflect recent developments.

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

Since our inception, we have incurred significant operating losses. Our net loss was $3,118,000 and $774,000 for the three months ended September 30, 2012 and September 30, 2011 and $9,318,000 and $1,184,000 for the nine months ended September 30, 2012 and for the period from April 5, 2011 (inception) to September 30, 2011, respectively. To date, we have not generated any revenues and have financed our operations through private placements of our Series A preferred stock, Series B preferred stock and common stock. We have devoted substantially all of our efforts to acquiring our technology and developing AUGMENT. We have not initiated our planned AUGMENT Study in humans and do not plan to do so until the end of 2012. In addition, we have not initiated preclinical or clinical development of any of our other product candidates. Although we expect to commence commercial preparation for AUGMENT in 2013, we may not be able to do so on our current timeline, or at all. In addition, we expect that it will be many years, if ever, before we have any other product candidate ready for commercialization.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we commence our AUGMENT Study in humans and, if successful, commence commercial activities for this product candidate. We expect to incur significant expenses in connection with these activities for AUGMENT. Assuming we complete our AUGMENT Study on time and with favorable results, and we launch commercial activities on schedule at the scale we expect, we anticipate we will incur between $3.6 million and $4.6 million in expenses to complete the AUGMENT Study and commence commercial activity. These estimated expenses consist of costs associated with the AUGMENT Study, including study site and manufacturing costs, as well as costs associated with commencing commercialization, including marketing activity and marketing and sales personnel costs. These costs assume that the FDA will regulate AUGMENT as a 361 HCT/P, rather than as a new drug or biologic, and that testing AUGMENT in humans will therefore not require an investigational new drug application, or IND. If the FDA disagrees with our interpretation of the relevant laws and regulations as they apply to AUGMENT, and requires an IND for the AUGMENT Study, these costs would increase substantially.

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

If we are unable to initiate our AUGMENT Study on our current timeline or if the results are not positive, we may not be able to commence commercial activities: In addition, if we experience delays or difficulties in the enrollment of patients in our planned AUGMENT Study or future clinical trials for our other product candidates, our ability to commercialize products could be delayed or prevented.

Human studies, like the AUGMENT Study we are planning, are expensive, difficult to design and implement and uncertain as to outcome. Success in animal and preclinical studies does not ensure that studies in humans will be successful, and interim or preliminary results do not necessarily predict final results. In addition, the timing results from and completion of the study will depend, in part, on our ability to enroll the study on the timeline expected. Enrollment in the study could be delayed for a number of reasons, including the unwillingness of patients to undergo, or physicians to prescribe, an additional surgical procedure in connection with IVF. If initiation or enrollment of our AUGMENT Study is delayed, or results are not positive, we may not be able to commence commercial preparation as expected in 2013, if at all, and we may need to expend more cash and other resources than we anticipate to develop AUGMENT. As a result, we might need to delay or abandon development of AUGMENT or our other product candidates.

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

We intend to invest a significant portion of our efforts and financial resources in the identification, preclinical development and clinical trials of product candidates that treat infertility. Our ability to generate product revenues will depend heavily on the successful development and eventual commercialization of our product candidates. Unlike AUGMENT, which we expect the FDA will regulate in the United States as a 361 HCT/P, we expect that the FDA will regulate OvaTure and many of our other product candidates as drugs, biologics or medical devices under the Public Health Service Act, or PHSA, or the Federal Food, Drug, and Cosmetic Act, or FDCA. This means, among other things, that we will not be able to market such products in the United States unless and until we have successfully completed required testing (including clinical testing) and received marketing authorization from the FDA in the form of a new drug application, or NDA, or biologics license application, or BLA, or, for medical devices, a 510(k) clearance or premarket approval application. We have not received approval to market any products from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical testing and clinical trials and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including contract research organizations, to assist us in this process.

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

Competitors may develop new infertility drugs, assisted reproductive technology, or ART, therapies, devices and techniques that could render obsolete our product candidates.  We are not aware of any company or organization developing a specific product that would compete directly with AUGMENT.  There are a number of pharmaceutical companies, biotechnology companies, universities and research organizations actively engaged in research and development of products for the treatment of infertility. Some of these products, similar to AUGMENT and OvaTure, are designed to address the shortcomings of IVF. In particular, we are aware of two companies that are currently developing products intended to identify high quality embryos for use in IVF. Novocellus Ltd. is developing an embryo viability test, using culture media, to aid in the selection of embryos used in IVF. Auxogyn, Inc. is developing software that analyzes embryo development against cell division timing parameters to help identify the highest quality embryo within a group of embryos. If successfully developed, these products could improve outcomes and alleviate some of the other shortcomings of traditional IVF, thereby decreasing the need for our product candidates. We are also aware of one company, Ovacyte LLC, which is seeking to develop a method for culturing epithelial cells from a woman’s ovaries.  Based on public disclosures by Ovacyte LLC, we do not believe that Ovacyte LLC has begun development of its technology.  If successfully developed, however, this method has the potential to compete with OvaTure.  At this time, we cannot evaluate how our products, if successfully developed and commercialized, would compare technologically, clinically or commercially to any other potential products being developed or to be marketed by competitors. There can be no assurance that we will be able to compete effectively.

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

We do not have any processing or manufacturing facilities or personnel. In February 2012, we entered into a master services agreement with a third party, Agenus Inc., or Agenus, to provide services for the manufacture of AUGMENT. This agreement requires only that Agenus provide AUGMENT manufacturing services pursuant to mutually agreed purchase orders. As a result, the agreement can effectively be terminated by Agenus following completion of any agreed upon purchase order and, therefore, may not provide us with a continuous or long-term source for AUGMENT. In addition, we have commenced but not yet completed the transfer of our AUGMENT technology to Agenus. We will need to successfully complete this transfer in order for Agenus to begin to provide AUGMENT manufacturing services. Lastly, while we believe that Agenus has the capability to undertake the manufacture of AUGMENT in accordance with all applicable rules and regulations, there can be no assurance that it will be able to do so successfully. We do not have internal or external capabilities to manufacture AUGMENT or OvaTure or any other product candidate.

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

Collaborations involving our product candidates would pose the following risks to us:

•                     collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and could devote fewer resources to our product candidates than we expect them to;

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

Risks Associated with Our Capital Stock

Because we are quoted on the OTC Bulletin Board and the OTC Market Group’s OTC Link quotation system, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

The OTC Bulletin Board and the OTC Market Group’s OTC Link quotation system are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTC Bulletin Board and the OTC Market Group’s OTC Link quotation system is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. As a result, there may be volatility in the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC Bulletin Board and the OTC Market Group’s OTC Link quotation system are not stock exchanges, and trading of securities on them is often more sporadic than the trading of securities listed on the NASDAQ Stock Market or another securities exchange. Accordingly, stockholders may have difficulty reselling any of their shares.

We may not be successful in our plans to have our common stock listed on a national securities exchange.

In the future, we plan to seek to list our common stock on the NASDAQ Stock Market or another national securities exchange. However, we may not be successful in doing so and cannot assure you that our common stock will be listed on a national securities exchange. Even though our common stock is quoted for sale on an over-the-counter quotation system, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock than would be the case if and when our common stock is listed on the NASDAQ Stock Market or another national securities exchange. We do not currently meet the initial listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing.

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

Our common stock may become subject to the penny stock rules of the Securities and Exchange Commission, or SEC, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

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

As of November 5, 2012, we had outstanding 14,262,276 shares of common stock. Of these, 7,606,483 shares may be immediately sold pursuant to the Resale S-1 and 19,772 shares may be sold pursuant to Rule 144.

All of the remaining 6,636,021 outstanding shares are restricted as a result of securities laws or lock-up agreements. These 6,636,021 shares will become free from restriction and eligible for sale under Rule 144 as follows:

•                  36,334 shares on February 13, 2013;

•                  25,300 shares, subject to applicable volume limitations, on the earlier of:

(1)         the date on which our common stock commences trading on a national securities exchange; and

(2)         August 13, 2013;

•                 3,064,753 shares, subject to applicable volume limitations, on the earlier of:

(1)         180 days following the date on which our common stock commences trading on a national securities exchange; and

(2)         March 29, 2014;

•                  3,509,634 shares, subject to applicable volume limitations and rights of repurchase (which expire over time), on the earlier of:

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

We are party to an amended and restated voting agreement with certain of our stockholders, holding in the aggregate approximately 67% of our outstanding common stock as of November 5, 2012, which we refer to as our voting agreement. The parties to our voting agreement include certain of our founders, directors, executive officers and 5% stockholders and their affiliates. Pursuant to the voting agreement, the parties have agreed, until such time as our common stock is traded on a national securities exchange, to vote their shares in such a way as to ensure that a nominee of each of our three lead investors, will serve on the board for so long as the entity remains a significant investor. Our three lead investors are the entities affiliated with Bessemer Venture Partners, General Catalyst and Longwood Fund, LP.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares, in the aggregate, representing approximately 51% of our outstanding capital stock as of November 5, 2012. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which we expect will be pursuant to our registration statement on Form S-8 or the Resale S-1. However, if certain events occur prior to the end of such five year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three year period, we would cease to be an emerging growth company prior to the end of such five year period. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in the Resale S-1 and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

OVASCIENCE, INC.

	By:	/s/ Christopher Bleck
		Name:	Christopher Bleck
Date: November 13, 2012		Title:	Chief Operating Officer

	By:	/s/ Michael Flanagan
		Name:	Michael Flanagan
Date: November 13, 2012		Title:	Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant, which became effective upon conversion of all outstanding shares of preferred stock (1)

3.2	Amended and Restated By-laws of the Registrant, which became effective upon conversion of all outstanding shares of preferred stock (1)

4.1	Specimen Stock Certificate evidencing the shares of Common Stock (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XTRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

(1)         Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-54647), filed with the Securities and Exchange Commission on August 14, 2012.

(2)         Incorporated by reference to Exhibit 4.1 the Registrant’s Registration Statement on Form S-1(File No. 333-183602), filed with the Securities and Exchange Commission on August 29, 2012.

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