Form 10-Q
period 2013-03-31
OvaScience, Inc.
filed 2013-05-15
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

617-500-2802
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 3, 2013, there were 18,192,318 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

Part I.                                    Financial Information

Item 1.                                 Financial Statements (Unaudited)

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$43,188	$14,776
Short-term investments	16,515	16,615
Prepaid expenses and other current assets	481	574
Total current assets	60,184	31,965
Property and equipment, net	895	756
Other assets	88	93
Total assets	$61,167	$32,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$948	$875
Accrued expenses	1,146	1,211
Total current liabilities	2,094	2,086
Other non-current liabilities	11	7
Total liabilities	2,105	2,093
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value per share; 23,000,000 shares authorized; 18,191,159 and 14,268,068 shares issued at March 31, 2013 and December 31, 2012, respectively; 16,710,525 and 12,622,919 shares outstanding at March 31, 2013 and December 31, 2012, respectively	18	14
Additional paid-in capital	80,334	46,847
Accumulated other comprehensive income (loss)	1	(6)
Deficit accumulated during the development stage	(21,291)	(16,134)
Total stockholders’ equity	59,062	30,721
Total liabilities and stockholders’ equity	$61,167	$32,814

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended, March 31,		Period from April 5, 2011 (inception) to March 31
	2013	2012	2013
Operating expenses:
Research and development	$2,680	$946	$10,173
General and administrative	2,495	2,020	11,155
Total operating expenses	5,175	2,966	21,328
Loss from operations	(5,175)	(2,966)	(21,328)
Interest income	18	—	37
Net loss	$(5,157)	$(2,966)	$(21,291)
Accretion of convertible preferred stock to redemption value	—	—	(101)
Net loss applicable to common stockholders	$(5,157)	$(2,966)	$(21,392)
Net loss per share applicable to common stockholders—basic and diluted	$(0.39)	$(2.14)	$(4.33)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	13,345	1,383	4,943

Net loss	(5,157)	(2,966)	(21,291)
Other comprehensive income:
Unrealized gains on available-for-sale securities	7	—	1
Comprehensive loss	$(5,150)	$(2,966)	$(21,290)

Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$426	236	1,838
General and administrative	411	23	727

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from April 5, 2011 (inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(5,157)	$(2,966)	$(21,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47	—	140
Net amortization of available-for-sale securities	108	—	185
Stock-based compensation expense	837	259	2,565
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	97	(65)	(477)
Accounts payable	73	1,252	948
Accrued expenses and other non-current liabilities	(61)	702	1,158
Net cash used in operating activities	(4,056)	(818)	(16,772)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(184)	(431)	(1,033)
Purchases of short-term investments	—	—	(16,698)
Increase in restricted cash	—	—	(93)
Net cash used in investing activities	(184)	(431)	(17,824)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	34,992	41,091
Proceeds from issuance of common stock, net of issuance costs	32,652	—	36,693
Net cash provided by financing activities	32,652	34,992	77,784
Increase in cash and cash equivalents	28,412	33,743	43,188
Cash and cash equivalents at beginning of period	14,776	4,541	0
Cash and cash equivalents at end of period	$43,188	$38,284	$43,188
Supplemental disclosure of non-cash financing activity
Accretion of convertible preferred stock to redemption value	$—	$—	$(101)

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Notes to Unaudited, Condensed Consolidated Financial Statements

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

The Company is subject to a number of risks similar to other life science companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for certain of its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products and protection of proprietary technology. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of March 31, 2013, the Company had a deficit accumulated during the development stage of approximately $21.3 million.

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

The Company believes that its cash resources and investments of approximately $59.7 million at March 31, 2013 will be sufficient to allow the Company to fund its current operating plan through 2014. The Company will be required to obtain additional funding in order to continue to fund its operations after 2014. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2.                                      Significant accounting policies

Unaudited interim financial data

The accompanying unaudited March 31, 2013 balance sheet, the statements of operations and comprehensive loss, and statements of cash flows for the three months ended March 31, 2013 and 2012, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of the Company’s financial position at March 31, 2013 and results of its operations and its cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of future results.

Principles of consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, OvaScience Securities Corporation. All intercompany transactions have been eliminated.

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the three months ended March 31, 2013 and March 31, 2012, and the period from April 5, 2011 (inception) to March 31, 2013, comprised net loss and net unrealized gains and losses on investments. During the three months ended March 31, 2013, there were no reclassifications out of other comprehensive income (loss).

Organizational costs

All organizational costs have been expensed as incurred.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $8.9 million and $13.3 million at March 31, 2013 and December 31, 2012, respectively.

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

Stock-based awards issued to non-employees, including directors for non-board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. These stock-based option awards are revalued at each vesting date using the fair value method.

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

3.                                      Fair value of financial instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Significant Accounting Policies.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of March 31, 2013 or December 31, 2012.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2013 and December 31, 2012, there were no investments with a fair value that was materially lower than the amortized cost basis or any investments that had been in an unrealized loss position for 12 months or more.

There have been no transfers of assets between the fair value measurement classifications.

The following tables set forth the Company’s financial assets that were recorded at fair value at March 31, 2013 and December 31, 2012 (in thousands):

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,188	$43,188	$—	$—
Marketable securities:
Corporate debt securities	16,515	—	16,515	—
Total	$59,703	$43,188	$16,515	$—

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,776	$14,776	$—	$—
Marketable securities:
Corporate debt securities	16,615	—	16,615	—
Total	$31,391	$14,776	$16,615	$—

4. Cash, cash equivalents and marketable securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities at March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$43,188	$—	$—	$43,188
Corporate debt securities
Due in one year or less	9,368	4	—	9,372
Due in two years or less	7,146	—	(3)	7,143
Total	$59,702	$4	$(3)	$59,703
Reported as:
Cash and cash equivalents	$43,188	$—	$—	$43,188
Marketable securities	16,514	4	(3)	16,515
Total	$59,702	$4	$(3)	$59,703

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$14,776	$—	$—	$14,776
Corporate debt securities
Due in one year or less	5,754	2	(1)	5,755
Due in two years or less	10,867	3	(10)	10,860
Total	$31,397	$5	$(11)	$31,391
Reported as:
Cash and cash equivalents	$14,776	$—	$—	$14,776
Marketable securities	16,621	5	(11)	16,615
Total	$31,397	$5	$(11)	$31,391

5.                                      Common stock

On March 28, 2012, the Company effected a Reverse Stock Split of the outstanding shares of the Company’s common stock at a ratio of one share for every 2.023 shares outstanding, so that every 2.023 outstanding shares of Common Stock before the Reverse Stock Split represented one share of Common Stock after the Reverse Stock Split. All information in these financial statements has, unless otherwise indicated, been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

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

In March 2013, the Company issued and sold in a private placement an aggregate of 3,888,880 shares of its common stock to investors at $9.00 per share.  The private placement resulted in $32,652,000 of net proceeds.  Related legal and accounting fees for the private placement were recorded as an offset to additional paid-in capital. In connection with the private placement, the company agreed to file a registration statement covering the resale of all such shares.

The Company has reserved the following shares of common stock for the potential exercise of stock options and issuance of shares upon vesting of restricted stock units:

	March 31, 2013	December 31, 2012
Outstanding stock options and outstanding restricted stock units	2,663,595	1,410,461

6.                                      Stock-based compensation

In March 2012, the Company’s board of directors and stockholders approved the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock units and other stock-based or cash awards to purchase shares of common stock to eligible employees, officers, directors and consultants. The number of shares of the Company’s common stock that is reserved for issuance under the 2012 Plan is equal to the sum of (1) 1,453,253 shares of common stock issuable under the 2012 Plan plus the number of shares of the Company’s common stock subject to outstanding awards under the 2011 Plan, described below, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (up to 679,622 shares) plus (2) an annual increase, to be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 975,000 shares of its common stock, 4.0% of the number of shares of the Company’s common stock outstanding on the first day of the year and an amount determined by the Company’s board of directors.  The Company began making grants under the 2012 Plan following June 11, 2012, the effective date of the Company’s registration of securities on Form 10. The Company ceased granting options under the 2011 Plan following the effective date of the Company’s registration of securities on Form 10.

Founders’ stock

In April 2011, the Company issued 3,509,634 shares of its common stock to founders at a purchase price of $0.002 per share, which was determined by the board of directors to be the fair value of the common stock on the date of issuance. The shares were issued under restricted stock purchase agreements and not pursuant to the 2011 Plan. These restricted stock purchase agreements allow the Company, at its discretion, to repurchase unvested shares if the founder’s relationship with the Company is terminated. The shares issued to three of the co-founders vested with respect to 25% of the shares on the grant date and with respect to the remaining shares in approximately equal quarterly installments through the fourth anniversary of the grant date. The shares issued to the remaining two co-founders vest in approximately equal quarterly installments from and after the grant date. Additionally, 25% of the then-unvested shares issued to the remaining two co-founders vested in July 2011 in connection with the Series A Preferred Stock financing.  As of March 31, 2013, there were 1,480,634 shares subject to repurchase by the Company.

The Company records stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value.

Stock options and restricted stock

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share data):

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	1,218,153	3.83	9.32	$5,535
Granted	437,542	12.78
Exercised	(24,049)	0.04
Outstanding at March 31, 2013	1,631,646	6.28	9.31	$6,091
Exercisable at March 31, 2013	227,503	1.55	8.75	1,694
Vested and expected to vest at March 31, 2013	1,487,084	6.22	8.75	$5,652

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

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2013	March 31, 2012
Risk-free interest rate	0.9% - 1.1%	1.2% - 1.84%
Dividend yield	—	—
Volatility	89% - 91%	79% - 82%
Expected term (years)	5.3 — 9.7	6.0 - 9.75

During the three months ended March 31, 2013, the Company granted 437,542 options to purchase common stock with a weighted average exercise price of $12.78 per share to employees at a weighted average grant date fair value of $9.42 per share. During the three months ended March 31, 2012, the Company granted 60,799 options to purchase common stock with a weighted average exercise price of $4.01 per share to employees at a weighted average grant date fair value of $2.84 per share. There were 1,774,111 options granted during the period from April 5, 2011 (inception) to March 31, 2013.

The Company recognized total stock-based compensation expense for employee stock option grants of $342,000 and $44,000 for the three months ended March 31, 2013 and 2012, respectively and $688,000 for the period from April 5, 2011 (inception) to March 31, 2013.

The Company did not grant any options to purchase common stock to non-employees during the three months ended March 31, 2013.  The Company granted 12,356 options to purchase common stock with an exercise price of $4.01 per share to non-employees for the three months ended March 31, 2012. For the period from April 5, 2011 (inception) to March 31, 2013, the Company granted 205,024 options to purchase common stock with a weighted average exercise price of $0.96 per share to non-employees.

Stock-based awards issued to non-employees, including directors for non-board related services, are accounted for using the fair value method. These stock-based option awards are revalued on each vesting and reporting date. The Company recognized total stock-based compensation of $363,000 and $215,000 for the three months ended March 31, 2013 and 2012, respectively, and $1,362,000 for the period from April 5, 2011 (inception) to March 31, 2013 for these non-employee awards.

At March 31, 2013, there was $9,434,000 of total unrecognized compensation cost related to non-vested stock options and restricted stock shares. The Company expects to recognize these costs over a remaining weighted average period of 3.2 years.

Restricted Stock Units

On December 5, 2012, the Company issued a total of 192,308 restricted stock units (“RSUs”) to its Chief Executive Officer. This grant included 128,205 RSUs with time-based vesting as follows: 16,025 shares on March 31, 2013 and 16,025 shares each quarter thereafter until December 31, 2014. The grant also included 64,103 RSUs that will vest only upon the achievement of performance conditions as determined by the Company’s board of directors. On March 19, 2013, the board of directors established performance criteria for the first tranche of the award and communicated the performance criteria to the grant recipient. The weighted average exercise price is $0.001 per share for these awards. The fair value of the time-based RSUs is based on the closing price of the Company’s common stock on the award date, or $7.80 per share. The stock-based compensation expense for this grant will be recognized on a straight-line basis over the vesting period. The Company recognized total stock-based compensation for the time-based awards and performance based awards of $132,000 for the three months ended March 31, 2013 and $168,000 for the period from April 5, 2011 (inception) to March 31, 2013.

A summary of the status of non-vested RSUs as of March 31, 2013 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2012	192,308	$8.80
Vested	16,025	$7.80
Non-vested at March 31, 2013	176,283	$8.80

As of March 31, 2013, there was $1,525,000 of total unrecognized stock-based compensation expense related to non-vested RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years.

7.                                      Property and equipment

Property and equipment and related accumulated depreciation are as follows (in thousands):

	March 31, 2013	December 31, 2012
Computer equipment	$7	$7
Laboratory equipment	850	663
Furniture and equipment	101	101
Leasehold improvements	78	78
Less: accumulated depreciation	(141)	(93)
	$895	$756

8.                                      Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Professional and consultant fees	$307	$441
Compensation and related benefits	370	471
License and patent fees	134	87
Market research and consulting	34	40
Contract research and clinical organizations	144	127
Travel and other expenses	157	45
	$1,146	$1,211

9.                                      Net loss per share

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

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	Three Months Ended		Period from April 5, 2011 (inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Series A Preferred Stock	—	3,065	—
Outstanding stock options and restricted stock units	1,808	661	1,808
Founders’ stock	1,481	2,139	1,481

10.                               Related Party Transactions

The Company’s chief executive officer, Michelle Dipp, M.D., Ph.D., has not historically received any cash compensation for her service as chief executive officer because of her service as a general partner of one of the Company’s principal stockholders. Pursuant to the terms of an employment agreement that the Company entered into with Dr. Dipp, in December 2012 the Company granted Dr. Dipp an option to purchase 339,313 shares of its common stock and restricted stock units in the aggregate amount of 192,308 shares of its common stock. In addition, the Company may in the future determine to compensate Dr. Dipp with cash or other compensation.

11.                               Employee benefit plan

In January 2012, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. During the three months ended March 31, 2013 the Company made contributions to the 401(k) Plan of $31,000.

12.                               Subsequent events

In preparing the financial statements included, the Company has evaluated all subsequent events that occurred after March 31, 2013 through the date of the filing of this Form 10-Q.  The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

Our Product Candidates

AUGMENT

Our first product candidate is AUGMENT, which stands for autologous germline mitochondria energy transfer. We are designing AUGMENT to increase the success of IVF by isolating fresh mitochondria from a woman’s own egg precursor cells and then adding the mitochondria into the woman’s egg during IVF. Mitochondria are the structures within cells responsible for energy production. As a result of the passage of time and other factors, the eggs of women of advanced reproductive age often contain mitochondria that produce inadequate amounts of energy. We believe that by supplementing preexisting egg mitochondria with fresh mitochondria from egg precursor cells we will improve the likelihood that, after fertilization, the egg will develop into a viable embryo and thereby reduce the number of IVF cycles as well as the number of embryos transferred per cycle required to achieve a live birth. In late 2012, we initiated a study of AUGMENT in the United States in up to 40 women aged 38 to 42 who have failed two to five IVF cycles to assess both safety and effectiveness. We refer to this study as our AUGMENT Study. We have initiated commercial preparations for AUGMENT and, assuming the final results of the AUGMENT Study are positive, plan to begin generating revenues from AUGMENT in the second half of 2014. As initial data from the AUGMENT Study in humans in the United States becomes available, we will seek to commercialize AUGMENT in certain other markets in the second half of 2014. We currently expect we would commercialize AUGMENT on our own in select countries and consider potential partnerships for other countries. In support of our commercial strategy, we also plan to conduct a study of AUGMENT in humans outside of the United States beginning in the first half of 2014. We do not believe we will be required to seek premarket approval or clearance of AUGMENT from regulatory authorities in the United States or certain other countries. Thus our current financial and business plans assume that we will not need to seek or obtain pre-marketing approval for AUGMENT.

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

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies and estimates.

There were no significant changes to our critical accounting policies and estimates in the three months ended March 31, 2013.

We have  irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Results of Operations

Discussion of the Three Months Ended March 31, 2013 and March 31, 2012

Revenue

To date, we have not generated any revenue. Our ability to generate revenue, which we do not expect will occur prior to the second half of 2014, if ever, will depend heavily on the successful development and eventual commercialization of AUGMENT and our other product candidates.

Research and Development Expenses

Research and development expenses were $2,680,000 for the three-month period ended March 31, 2013 as compared to $946,000 for the three-month period ended March 31, 2012.  In both periods, substantially all research and development expenses related to the development of AUGMENT.

The $1,734,000, or 183%, increase in research and development expense for the three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012 included the following components, substantially all of which related to the development of AUGMENT:

•                  an increase in contract research organization expenses and consulting fees of $1,016,000, comprised of expenses for outsourced biology, chemistry, clinical and development services;

•                  an increase in payroll expense of $314,000, including salaries, bonus, payroll taxes and benefits for our employees in research and development, due to increased research and development headcount;

We expect research and development costs to continue to increase through the remainder of 2013 as a result of expenses associated with our AUGMENT Study, which we commenced during the last quarter of 2012.

We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis.  We do not have actual external or total expenses by project for the inception to date or the three months ended March 31, 2013 and March 31, 2012.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to enroll additional patients in our AUGMENT Study. We expect to incur significant expenses in connection with these activities for AUGMENT. See Part II, Item 1A — “Risk Factors:” (we will need substantial additional funding). for an estimate for external expenses both for commercializing in the United States as well as completing the AUGMENT Study.

General and Administrative Expenses

General and administrative expenses were $2,495,000 for the three-month period ended March 31, 2013 as compared to $2,020,000 for the three-month period ended March 31, 2012.

The $475,000, or 24%, increase in general and administrative expense for the three months ended March 31, 2013 as compared to the three-month period ended March 31, 2012 was primarily due to an increase in stock-based compensation expense of $388,000, due to increased headcount, restricted stock units granted in December of 2012 and the higher fair value of our common stock.

Interest Income

The proceeds from our Series B Preferred Stock financing and our private placements of common stock are invested in cash in bank deposits, money market funds and corporate debt securities, where we earned $18,000 in interest during the three-month period ended March 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Since inception we have funded our operations primarily through the private placement and issuance of preferred stock and common stock.  To date, we have not generated any revenues.  From inception (April 5, 2011) through March 31, 2013, we have received approximately $41,091,000 in net proceeds from the issuance of preferred stock and approximately $36,693,000 in net proceeds from the sale of common stock. As of March 31, 2013, we had cash, cash equivalents and marketable securities totaling $59,700,000. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at March 31, 2013.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods set forth below.

	Three Months Ended March 31,		Period from April 5, 2011 (inception) to March 31,
(in thousands)	2013	2012	2013
Net cash used in operating activities	$(4,056)	$(818)	$(16,772)
Net cash used in investing activities	$(184)	$(431)	$(17,824)
Net cash provided by financing activities	$32,652	$34,992	$77,784
Net increase in cash and cash equivalents	$28,412	$33,743	$43,188

Operating activities.  The use of cash resulted primarily from our net loss adjusted for non-cash charges and favorable changes in the components of working capital. The cash used in operating activities is for research and development expenses as we increased our research and development headcount and incurred expenses related to external research and development costs and consulting costs. We expect cash used in operating activities to continue to increase for the foreseeable future as we fund our increased research and development activities.

Investing activities.  The cash used in investing activities for the three-month period ended March 31, 2013 and for the three-month period ended March 31, 2012 reflects the purchase of property, plant and equipment. The cash used in investing activities for the period from April 5, 2011 (inception) to March 31, 2013, reflects the purchase of short term investments of $16,698,000, the purchase of property, plant and equipment, including leasehold improvements of $1,033,000 and the restriction of $93,000 of cash related to our new facility lease.

Financing activities.  The cash provided by financing activities in the three-month period ended March 31, 2013 was primarily the result of the private placement sale of an aggregate of 3,888,880 shares of common stock at a price per share of $9.00 resulting in net proceeds of $32,652,000. The cash provided by financing activities in the three-month period ended March 31, 2012 was primarily the result of the sale and issuance of 6,770,563 shares of our Series B preferred stock for net proceeds of approximately $34,992,000. The cash provided by financing activities in the period from April 5, 2011 (inception) to March 31, 2013 was primarily the result of, in addition to the financings listed above, the sale and issuance of 6,200,000 shares of our Series A preferred stock for net proceeds of $6,099,000 and a private placement sale of an aggregate of 897,554 shares of common stock at a price per share of $5.50 resulting in net proceeds of $4,039,000.

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

Assuming we have no revenue from product sales, we expect our existing cash, cash equivalents and marketable securities of $59,700,000 at March 31, 2013 will enable us to fund our current operating plan through 2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $59,703,000 as of March 31, 2013 and $31,391,000 as of December 31, 2012.  The cash, cash equivalents and marketable securities as of March 31, 2013 consist of cash in bank deposits, corporate debt securities and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investment strategy is primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, we would not expect an immediate 100-basis point change in interest rates to have a material effect on the fair market value of our portfolio.

We contract with third party research and development organizations and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with any such agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2013, all of our liabilities were denominated in our functional currency.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes risk factors that have been revised since our Annual Report on Form 10-K for the year ended December 31, 2012 (“We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”; “We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.”; and the risk factors listed under the heading “Risks Associated with Our Capital Stock”) to reflect recent developments.

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

Since our inception, we have incurred significant operating losses. Our net loss was $5,157,000 and $2,966,000 for the three months ended March 31, 2013 and March 31, 2012, respectively, and $21,291,000 for the period from April 5, 2011 (inception) to March 31, 2013. To date, we have not generated any revenues and have financed our operations through private placements of our Series A preferred stock, Series B preferred stock and common stock. We have devoted substantially all of our efforts to acquiring our technology and developing AUGMENT. We recently initiated our AUGMENT Study in humans but have not initiated preclinical or clinical development of any of our other product candidates. Although we have initiated commercial preparations for AUGMENT and, assuming the final results of our AUGMENT Study are positive, plan to begin generating revenues from AUGMENT in the second half of 2014, we may not be able to do so on our current timeline, or at all. In addition, we expect that it will be many years, if ever, before we have any other product candidate ready for commercialization.

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

Assuming we have no revenue from product sales, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan through 2014. Our future capital requirements will depend on many factors, including:

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

We intend to invest a significant portion of our efforts and financial resources in the identification, preclinical development and clinical trials of product candidates that treat infertility. Our ability to generate product revenues will depend heavily on the successful development and eventual commercialization of our product candidates. Unlike AUGMENT, which we believe meets the criteria for regulation as a 361 HCT/P , we expect that the FDA will regulate OvaTure and many of our other product candidates as drugs, biologics or medical devices under the PHSA or FDCA. This means, among other things, that we will not be able to market such products in the United States unless and until we have successfully completed required testing (including clinical testing) and received marketing authorization from the FDA in the form of a NDA or BLA or, for medical devices, a 510(k) clearance or premarket approval application. We have not received approval to market any products from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical testing and clinical trials and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including contract research organizations, to assist us in this process.

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

In addition, our ability to successfully commercialize our products will depend on the continued use and acceptance of IVF, ICSI and fertility treatments generally. In a recent study published in the New England Journal of Medicine , treatment with ICSI was associated with an increased risk of birth defects, as compared with natural conception. To the extent these or other studies or findings lead the medical community or patient population to determine that these procedures are unsafe or are otherwise not generally accepted, the market for our products and, therefore, our business would be negatively affected.

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

By contrast, the FDA exempts certain lower risk HCT/Ps from these requirements if they meet certain specified criteria. Such products frequently are referred to as “361 HCT/Ps,” because the FDA regulates them under the authority given to it under section 361 of the PHSA to create regulations to control the spread of communicable diseases. We believe that AUGMENT meets the criteria for regulation as a 361 HCT/P rather than as a new drug or biologic and, therefore, that AUGMENT will not be subject to the requirement for an IND or FDA premarket review and approval. Thus, our current financial and business plans assume that we will not need to seek or obtain FDA approval for AUGMENT. Rather, we will have to comply with the requirements for 361 HCT/Ps set forth in FDA regulations and develop adequate substantiation to support marketing claims we make for the AUGMENT procedure.

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

We believe that AUGMENT meets the criteria for regulation as a 361 HCT/P and, therefore, will not require an IND for our AUGMENT Study in humans. However, the FDA could disagree with our conclusion and require us to submit an IND. Moreover, even if our study does not require an IND, it will still be subject to various requirements designed to protect the safety of study participants. For example, we have received IRB approval and monitoring of our AUGMENT Study. The IRB could, however, require us to alter our program. Such changes could materially impact the time and costs required to complete the program.

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

•                                          changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

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

Providing AUGMENT to patients in jurisdictions outside the United States requires coordination internally among our employees and externally with physicians, IVF clinics, regulatory authorities and third party suppliers and carriers. For example, a patient’s physician or clinical site will need to coordinate with us to ship a patient’s ovarian tissue biopsy to the cGTP-compliant facility responsible for the next steps in the AUGMENT process, and we will need to coordinate with them to ship isolated cellular components from the patient’s processed tissue back to them. Such coordination involves a number of risks that may lead to failures or delays in processing our AUGMENT product. If we are unable to coordinate appropriately, we may encounter delays, incur additional costs or adversely affect our ability to commercialize AUGMENT.

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

Assuming the other requirements for patentability are met, currently in the United States, the first to invent the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is generally entitled to the patent. Under the America Invents Act enacted in September 2011, the United States moved to a first inventor to file system in March 2013. We may become involved in patent litigation or reexamination, post-grant review, opposition, derivation or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such litigation or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

Because we did not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

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

As of April 1, 2013, we had outstanding 18,191,159 shares of common stock. Of these, 7,606,483 shares may be immediately sold pursuant to the registration statement on Form S-1 we filed on August 29, 2012 (some of which may also be sold pursuant to Rule 144), 3,888,880 shares may be immediately sold pursuant to this registration statement and 36,334 shares may be sold exclusively pursuant to Rule 144.

Of our remaining outstanding shares, 6,595,660 shares are restricted as a result of lock-up agreements. These shares will become free from restriction and eligible for sale as follows:

•                  3,064,753 shares pursuant to Rule 144, subject to applicable volume limitations, on October 27, 2013; and

•                  3,530,907 shares pursuant to Rule 144, subject to applicable volume limitations and rights of repurchase (which expire over time), on January 25, 2014.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares, in the aggregate, representing approximately 68% of our outstanding capital stock as of April 1, 2013. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

•                                          prohibit actions by our stockholders by written consent;

•                                          require that stockholder actions be effected at a duly called stockholders meeting;

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

As a public reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

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

OVASCIENCE, INC.

	By:	/s/ Michelle Dipp
		Name:	Michelle Dipp
Date: May 15, 2013		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher Bleck
		Name:	Christopher Bleck
Date: May 15, 2013		Title:	Treasurer and Chief Commercial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (1)

10.1	Securities Purchase Agreement, dated as of March 12, 2013, by and among the Company and the persons party thereto (2)

10.2	Registration Rights Agreement, dated March 12, 2013, by and among the Company and the persons party thereto (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XTRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

(1)         Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35890), filed with the Securities and Exchange Commission on April 30, 2013.

(2)         Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Registration Current Report on Form 8-K (File No. 000-54647), filed with the Securities and Exchange Commission on March 14, 2013.

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