Form 10-Q
period 2013-06-30
OvaScience, Inc.
filed 2013-08-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 18,203,156 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2013

Part I.                                    Financial Information

Item 1.                                 Financial Statements (Unaudited)

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of
	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$28,193	$14,776
Short-term investments	26,152	16,615
Prepaid expenses and other current assets	917	574
Total current assets	55,262	31,965
Property and equipment, net	890	756
Other assets	88	93
Total assets	$56,240	$32,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$216	$875
Accrued expenses	1,596	1,211
Total current liabilities	1,812	2,086
Other non-current liabilities	15	7
Total liabilities	1,827	2,093

Stockholder’s equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 18,203,156 and 14,268,068 shares issued at June 30, 2013 and December 31, 2012, respectively; 16,887,037 and 12,622,919 shares outstanding at June 30, 2013 and December 31, 2012, respectively	17	13
Additional paid-in capital	81,709	46,848
Accumulated other comprehensive loss	(26)	(6)
Deficit accumulated during the development stage	(27,287)	(16,134)
Total stockholders’ equity	54,413	30,721
Total liabilities and stockholders’ equity	$56,240	$32,814

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended, June 30,		Six Months Ended, June 30,		Period from April 5, 2011 (inception) to June 30,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development	$2,576	$1,351	$5,256	$2,297	$12,749
General and administrative	3,445	1,883	5,940	3,903	14,600
Total operating expenses	6,021	3,234	11,196	6,200	27,349
Loss from operations	(6,021)	(3,234)	(11,196)	(6,200)	(27,349)
Interest income	25	—	43	—	62
Net loss	$(5,996)	$(3,234)	$(11,153)	$(6,200)	$(27,287)

Accretion of convertible preferred stock to redemption value	—	—	—	—	(101)
Net loss applicable to common stockholders	$(5,996)	$(3,234)	$(11,153)	$(6,200)	$(27,388)
Net loss per share applicable to common stockholders—basic and diluted	$(0.36)	$(2.09)	$(0.74)	$(4.22)	$(4.35)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	16,869	1,548	15,132	1,469	6,302
Net loss	$(5,996)	$(3,234)	$(11,153)	$(6,200)	$(27,287)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(27)	—	(20)	—	(26)
Comprehensive loss	$(6,023)	$(3,234)	$(11,173)	$(6,200)	$(27,313)

Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$609	$256	$1,035	$493	$2,447
General and administrative	765	43	1,176	113	1,492

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

			Period
			from April 5,
	Six Months		2011
	Ended		(inception)
	June 30,		to June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(11,153)	$(6,200)	$(27,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	22	193
Accretion of discount (amortization of premium) on debt securities	226	—	303
Stock-based compensation expense	2,211	559	3,939
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(338)	(165)	(912)
Accounts payable	(659)	328	216
Accrued expenses and other non-current liabilities	393	720	1,612
Net cash used in operating activities	(9,220)	(4,736)	(21,936)
Cash flows from investing activities:
Purchases of property, plant and equipment	(234)	(456)	(1,083)
Sales and maturities of short-term investments	1,000	—	1,000
Purchases of short-term investments	(10,783)	—	(27,481)
Increase in restricted cash	—	(93)	(93)
Net cash used in investing activities	(10,017)	(549)	(27,657)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	34,992	41,091
Increase in deferred financing costs	—	(182)	—
Net proceeds from the issuance of common stock	32,654	1	36,695
Net cash provided by financing activities	32,654	34,811	77,786
Net increase in cash and cash equivalents	13,417	29,526	28,193
Cash and cash equivalents at beginning of period	14,776	4,541	—
Cash and cash equivalents at end of period	$28,193	$34,067	$28,193
Supplemental disclosure of non-cash financing activity
Accretion of convertible preferred stock to redemption value	$—	$—	$(101)
Conversion of convertible preferred stock to common stock	$—	$—	$41,192

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization and basis of presentation

OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a life science company developing proprietary products to improve the treatment of female infertility based on recent scientific discoveries about the existence of egg precursor cells. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates, planning and conducting a marketing study in humans for its most advanced product candidate and undertaking preclinical studies of certain product candidates. The Company has commenced its planned principal operations but has not generated any significant revenues to date. Accordingly, the Company is considered to be in the development stage.  As used throughout these unaudited, condensed consolidated financial statements, the terms “OvaScience,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiary.

Liquidity

We have incurred annual net operating losses in each year since our inception. We have not generated any product revenues related to our primary business purpose and have financed our operations primarily through private placements of our preferred stock and common stock. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to raising capital and research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe that our cash resources and investments of approximately $54.3 million at June 30, 2013 will be sufficient to allow us to fund our current operating plan through 2014. We will be required to obtain additional funding in order to continue to fund our operations after 2014. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

2.                                      Significant accounting policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated June 30, 2013 balance sheet, the statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of our financial position at June 30, 2013 and results of our operations for the three and six months ended June 30, 2013 and 2012 and our cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of future results.

Principles of consolidation

These condensed consolidated financial statements include the accounts of OvaScience and the accounts of our wholly-owned subsidiary, OvaScience Securities Corporation. All intercompany transactions have been eliminated in consolidation.

Use of estimates

These condensed consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Segment and geographic information

We make operating decisions based upon the performance of the enterprise as a whole and utilize our consolidated financial statements for decision making.  We operate in one business segment, which focuses on developing product candidates dedicated to the treatment of female infertility.  We currently operate in only one geographic segment.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the three and six months ended June 30, 2013 and 2012, and the period from April 5, 2011 (inception) to June 30, 2013, comprised net loss and unrealized gains and losses on short-term investments. During the three and six months ended June 30, 2013, there were no reclassifications out of other comprehensive loss.

Cash equivalents and short-term investments

Cash equivalents and short-term investments primarily consist of money market funds and corporate obligations. Corporate obligations include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. The classification of cash equivalents is consistent with prior periods.

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. We have classified all of our short-term investments at June 30, 2013 and December 31, 2012 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

The cost of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss).

For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within the statement of operations as an impairment loss.

Regardless of our intent to sell a security, we perform an additional analysis on all securities in an unrealized loss position to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.

Income Taxes

We use the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect of a change in tax rate on deferred taxes is recognized in income or loss in the period that includes the enactment date.

We use our judgment for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Any material interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2013 and December 31, 2012.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine fair value based on the assumptions market participants use when pricing the asset or liability. We also use the fair value hierarchy that prioritizes the information used to develop these assumptions.

Our available-for-sale securities are valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and confirming that those securities trade in active markets.

Concentrations of credit risk and off-balance sheet risk

Cash, cash equivalents and marketable securities are the only financial instruments that are potentially subject to concentrations of credit risk. We maintain our cash, cash equivalents and short-term investments with a high quality, accredited financial institution and, accordingly, such funds are subject to minimal credit risk. We have also established guidelines relating to diversification and maturities that allow us to manage risk. We have no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Research and development costs

Research and development costs are expensed to operations as incurred. Research and development expenses consist of costs associated with research activities, including license payments paid to third parties for rights to intellectual property, the costs of development of therapeutic product candidates and advances in the field of infertility. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Research and development expenses consist of:

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

Stock-based compensation

The fair value of employee stock options is expensed on a straight-line basis over the requisite service period, which is the vesting period. Compensation expense is measured using the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted to reflect actual forfeitures. The fair value of each stock option is estimated using the Black-Scholes option pricing model.

Stock-based awards issued to non-employees, including directors for non-board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. These stock-based option awards are revalued at the end of each fiscal quarter using the fair value method.

Property and equipment

Property and equipment is stated at cost. Expenditures for repairs and maintenance are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation expense is recorded over the following estimated useful lives of the assets:

Laboratory equipment	5 years
Furniture	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of asset life or lease term

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of assets may not be fully recoverable and that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset will be written down to its estimated fair value. To date, no such impairment losses have been recorded.

Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Potentially dilutive shares include preferred stock, outstanding stock options and unvested restricted stock are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	At June 30,
	2013	2012
Series A preferred stock	—	3,065
Series B preferred stock	—	6,771
Outstanding stock options and restricted stock units	2,170	687
Founders’ stock	1,316	1,974

3.                                      Fair value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which are  considered the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our assumptions used to measure assets and liabilities at fair value. For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2013 or December 31, 2012.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2013:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and money market funds	$28,193	$—
Corporate obligations (including commercial paper)	—	26,152

Total	$28,193	$26,152

There have been no changes to the valuation methods during the three and six months ended June 30, 2013. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2013. We had no short-term investments that were classified as Level 3 at any point during the three and six months ended June 30, 2013 or during the year ended December 31, 2012.

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

4.                                      Cash, cash equivalents and short-term investments

The following tables summarize our cash, cash equivalents and marketable securities at June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$28,193	$—	$—	$28,193
Corporate debt securities
Due in one year or less	20,251	1	(16)	20,236
Due in two years or less	5,927	—	(11)	5,916
Total	$54,371	$1	$(27)	$54,345
Reported as:
Cash and cash equivalents	$28,193	$—	$—	$28,193
Short-term investments	26,178	1	(27)	26,152
Total	$54,371	$1	$(27)	$54,345

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$14,776	$—	$—	$14,776
Corporate debt securities
Due in one year or less	5,754	2	(1)	5,755
Due in two years or less	10,867	3	(10)	10,860
Total	$31,397	$5	$(11)	$31,391
Reported as:
Cash and cash equivalents	$14,776	$—	$—	$14,776
Marketable securities	16,621	5	(11)	16,615
Total	$31,397	$5	$(11)	$31,391

We held 21 debt securities at June 30, 2013 that had been in an unrealized loss position for less than 12 months. We held no investments that have been in a continuous unrealized loss position for 12 months or longer.  The fair value on these securities was $20.2 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 21 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

As of June 30, 2013, we held $13.3 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, the Netherlands, Australia, and Norway.  Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

We had no material realized gains or losses on our short-term investments for the three months and six months ended June 30, 2013 and 2012. There were no other-than-temporary impairments recognized for the three months and six months ended June 30, 2013 and 2012.

5.             Common stock

In March 2013, we issued and sold in a private placement an aggregate of 3,888,880 shares of our common stock to investors at $9.00 per share. The private placement resulted in $32,652,000 of net proceeds. Related legal and accounting fees for the private placement were recorded as an offset to additional paid-in-capital. In connection with the private placement, we agreed to file a registration statement covering the resale of all such shares.

6.                                      Stock-based compensation

The following table summarizes share-based compensation expense included within our condensed consolidated statements of operations:

					Period
					from April 5,
	Three Months		Six Months		2011
	Ended,		Ended,		(inception)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013
Research and development	$609	$256	$1,035	$493	$2,447
General and administrative	765	43	1,176	113	1,492

On December 5, 2012, we issued a total of 192,308 restricted stock units (“RSUs”) to its Chief Executive Officer. This grant included 128,205 RSUs with time-based vesting as follows: 16,025 shares on March 31, 2013 and 16,025 shares each quarter thereafter until December 31, 2014. The grant also included 64,103 RSUs that will vest only upon the achievement of performance conditions that relate to 2013 and 2014 as determined by our board of directors. On March 20, 2013, the board of directors established the 2013 performance criteria for the first tranche of the award and communicated the performance criteria to the grant recipient. The weighted average exercise price is $0.001 per share for these awards, and the grant date stock price was $10.00 per share. We have reviewed the performance conditions and deemed the conditions probable of achievement. The fair value of the time-based RSUs is based on the closing price of our common stock on the award date, or $7.80 per share. The stock-based compensation expense for this grant is being recognized on a straight-line basis over the vesting period for the portion of the award that is probable of vesting. The Company recognized total stock-based compensation for the time-based awards and performance based awards of $220,311 and $351,439 for the three and six months ended June 30, 2013.

Included within the general and administrative expense for the three and six months ended June 30, 2013 is expense related to the RSUs with performance-based vesting provisions that will vest on December 31, 2013, based on our determination that certain defined performance metrics are probable of achievement.  The performance metrics for the RSUs that will vest on December 31, 2014 have not been established and therefore we have not recorded any expense related to those RSUs.

The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Volatility	83 - 86%	84 - 87%	83 – 91%	84 - 87%
Risk-free interest rate	1.2 – 1.4%	0.8 - 1.2%	0.9 – 1.4%	0.8 - 1.2%
Dividend yield	—	—	—	—
Expected term	5.3 - 6.1	5.1 - 6.1	5.3 - 6.1	5.1 - 6.1

The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The representative group of companies consisted of NeoGenomics, Inc., StemCells, Inc., BioSante Pharmaceuticals, Inc., Sangamo Biosciences, Inc., and Concept Therapeutics, Inc. As a result of being a development stage company in a very early stage of product development with no revenues, the representative group of companies has certain similar, but not all similar, characteristics to the Company. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of OvaScience.

As of June 30, 2013, we had approximately $14.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units, which are expected to be recognized over a weighted-average period of 3.0 years.

During the three and six months ended June 30, 2013, we granted options to purchase 403,880 and 841,422 shares of our common stock at a weighted average grant date fair value of $9.90 and $9.65, respectively, and with a weighted average exercise price of $14.00 and $13.37, respectively. During the three and six months ended June 30, 2012, we granted options to both employees and non-employees to purchase 94,120  and 167,275 shares of our common stock, respectively and with a weighted average exercise price of $4.53 and $4.30, respectively. The employee options were granted at a weighted average fair value of $3.35 and $3.15, for the three and six months ended June 30, 2012, respectively. The non-employee options are subject to mark-to-market accounting at the end of each period.

7.                                      Subsequent events

In preparing the financial statements included, we evaluated all subsequent events that occurred after June 30, 2013 through the date of the filing of this Form 10-Q. We did not have any material recognizable or unrecognizable subsequent events during this period.

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

We hold an exclusive license from MGH to an issued patent and various patent applications directed to methods of identifying and purifying egg precursor cells, compositions comprising egg precursor cells and methods of using egg precursor cells to treat infertility and related disorders. In August 2013, we acquired a patent and pending application related to the culture of ovarian cells.  We are working to develop product candidates based on these egg precursor cell discoveries, with the goal of improving the success of in vitro fertilization, or IVF. In an IVF procedure, a woman’s own eggs, or the eggs of a donor, are fertilized outside of the woman’s body and the resulting embryos are transferred back into the woman’s uterus.

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

Our Product Candidates

AUGMENT

Our first product candidate is AUGMENT, which stands for autologous germline mitochondria energy transfer. We are designing AUGMENT to increase the success of IVF by isolating fresh mitochondria from a woman’s own egg precursor cells and then adding the mitochondria into the woman’s egg during IVF. Mitochondria are the structures within cells responsible for energy production. As a result of the passage of time and other factors, the eggs of women of advanced reproductive age often contain mitochondria that produce inadequate amounts of energy. We believe that by supplementing preexisting egg mitochondria with fresh mitochondria from egg precursor cells we will improve the likelihood that, after fertilization, the egg will develop into a viable embryo and thereby reduce the number of IVF cycles as well as the number of embryos transferred per cycle required to achieve a live birth. In December 2012, we initiated a study in the United States in which 40 women aged 38 to 42 who have failed two to five IVF cycles will receive AUGMENT to assess both safety and effectiveness. As part of the study, we will collect data on an additional group of women who have not received AUGMENT for a comparison group.  We refer to this study as our AUGMENT Study. We have initiated commercial preparations for AUGMENT and, assuming the results of the AUGMENT Study are positive, plan to begin generating revenues from AUGMENT in the second half of 2014. As data from the AUGMENT Study in humans in the United States becomes available, we will seek to commercialize AUGMENT in certain other markets in the second half of 2014. We currently expect we would commercialize AUGMENT on our own in select countries and consider potential partnerships for other countries. In support of our commercial strategy, we are adding clinical sites and plan to enroll additional patients beyond the planned 40 patients, which we refer to as the Expansion Study.  We plan to enroll patients in AUGMENT outside of the United States beginning in the first half of 2014. We do not believe we will be required to seek premarket approval or clearance of AUGMENT from regulatory authorities in the United States or certain other countries. Thus our current financial and business plans assume that we will not need to seek or obtain pre-marketing approval for AUGMENT in the United States.

OvaTure

Our second product candidate is OvaTure. We have, and will continue to optimize, the design of our OvaTure program as a potential next generation of IVF. OvaTure involves the creation of mature fertilizable eggs from a woman’s own egg precursor cells. If successful, this would allow women with compromised eggs due to age or other factors to undergo IVF using their own higher quality eggs. In addition, we believe OvaTure would reduce or eliminate the need for hormonal hyperstimulation for egg retrieval in the IVF process. Hormonal hyperstimulation is used in IVF to cause the maturation of multiple eggs. It is associated with significant side effects and is not appropriate for use by all women, for example, women with hormone-dependent cancers. We initiated development of OvaTure in 2012, and we conducted proof of concept studies in animals. We seek to demonstrate human proof of concept studies in which we mature egg precursor cells ex vivo, or outside the body, into fertilizable eggs using our defined culture conditions, and to initiate in 2014 further Investigational New Drug Application / European Clinical Trial Application enabling studies.  We expect we will need to obtain regulatory approval of OvaTure in both the United States and the European Union prior to commercialization.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to accrued expenses and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies and estimates.

There were no significant changes to our critical accounting policies and estimates in the six months ended June 30, 2013.

We have irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2013 and 2012, together with the change in these items in dollars and as a percentage:

	Three Months			Six Months
	Ended,			Ended,
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Research and development	$2,576	$1,351	91%	$5,256	$2,297	129%
General and administrative	3,445	1,883	83%	5,940	3,903	52%
Interest income	25	—	N/A	43	—	N/A

Revenue

To date, we have not generated any revenue. Our ability to generate revenue, which we do not expect will occur prior to the second half of 2014, if ever, will depend heavily on the successful development and eventual commercialization of AUGMENT and our other product candidates.

Research and Development Expenses

The $1.2 million or 91% increase in research and development expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily attributable to:

•                  higher contract research organization expenses and consulting fees of $0.4 million, comprised of expenses for outsourced biology, chemistry, clinical and development services;

•                  increased stock-based compensation expense of $0.4 million both for employees and non-employees; and

•                  higher payroll expense of $0.2 million, including salaries, bonus, payroll taxes and benefits for our employees in research and development, due to increased research and development headcount;

The $3.0 million or 129% increase in research and development expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to:

•                  higher contract research organization expenses and consulting fees of $1.5 million, comprised of expenses for outsourced biology, chemistry, clinical and development services;

•                  higher stock-based compensation expense of $0.5 million both for employees and non-employees; and

•                  increased payroll expense of $0.5 million, including salaries, bonus, payroll taxes and benefits for our employees in research and development, due to increased research and development headcount.

We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis.  We do not have actual external or total expenses by project for the inception to date or the three or six months ended June 30, 2013 and June 30, 2012. Substantially all research and development expenses related to the development of AUGMENT.

We expect our expenses to increase significantly in connection with our ongoing and future activities, particularly as we continue with the AUGMENT and OvaTure programs. See Part II, Item 1A — “Risk Factors:” (we will need substantial additional funding).

General and Administrative Expenses

The $1.6 million or 83% increase in general and administrative expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to:

•                  increased stock-based compensation expense of $0.7 million, due to increased headcount and restricted stock units granted in December of 2012.

•                  higher consulting and commercial preparation expenses of $0.4 million; and

•                  increased payroll expense of $0.4 million, including salaries, bonus, payroll taxes and benefits for our employees in general and administrative functions primarily due to increased headcount.

The $2.0 million or 52% increase in general and administrative expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to:

•                  increased stock-based compensation expense of $1.1 million, due to increased headcount, restricted stock units granted in December of 2012 and the higher fair value of our common stock; and

•                  higher consulting and commercial preparation expenses of $0.8 million.

Interest Income

Interest income increased in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to a higher average balance of our cash equivalents and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any commercial sales to date, and we do not expect to generate any such sales for the next several years, if at all. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of June 30, 2013 is less than six months.

Our significant capital resources are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and short-term investments	$54,345	$31,391
Working capital	53,450	29,879

			Period from April 5,
	Six Months Ended June 30,		2011 (inception) to
	2013	2012	June 30, 2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(9,220)	$(4,736)	$(21,936)
Investing activities	(10,017)	(549)	(27,657)
Capital expenditures (included in investing activities above)	(234)	(456)	(1,083)
Financing activities	32,654	34,811	77,786

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our net loss. Cash flows from operations can vary significantly due to various factors, including changes in accounts payable and accrued expenses. Cash flow from operations includes a decrease in accounts payable primarily resulting from payments made to a contract research organization.

Net cash from investing activities for the six months ended June 30, 2013 included $10.8 million in purchases of short-term investments and proceeds of $1.0 million from maturities of short-term investments. Capital expenditures in the six months ended June 30, 2013 primarily consisted of laboratory equipment.

Net cash from financing activities for the six months ended June 30, 2013 was primarily the result of the private placement of an aggregate of 3,888,880 shares of common stock at a price per share of $9.00 resulting in net proceeds of $32.7 million.

Funding Requirements

Assuming we have no revenue from product sales, we expect our existing cash, cash equivalents and marketable securities of $54.3 million at June 30, 2013 will enable us to fund our current operating plan through 2014. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•                  the timing and results of our AUGMENT Study and Expansion Study;

•                  our ability to successfully commercialize AUGMENT;

•                  the costs and timing of commercialization activities for AUGMENT, including manufacturing, sales, marketing and distribution;

•                  revenue, if any, received from commercial activities of AUGMENT or any other product candidates;

•                  the scope, progress, results and costs of research, preclinical development, and clinical trials for our product candidates including OvaTure;

•                  the regulatory process, including the premarketing and marketing approval requirements, to which some of our product candidates could or will be subject;

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds and corporate obligations. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of June 30, 2013, as compared to an approximate $0.2 million decrease as of December 31, 2012. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes risk factors that have been revised since our Annual Report on Form 10-K for the year ended December 31, 2012 (“We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”; “We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.”; “The science underlying our principal product candidates is based on recent discoveries, and OvaTure has not been tested in humans.”; “We have entered into an agreement with a third party for the manufacture of AUGMENT and expect to rely on third parties for the manufacture of our other product candidates for preclinical testing, clinical trials, and commercialization.”; “If we fail to comply with our obligations under our intellectual property licenses, we could lose license rights that are important to our business.”; “Lack of coordination internally among our employees and externally with physicians, IVF clinics and third party suppliers and carriers could result in processing and manufacturing difficulties, regulatory and enforcement actions, disruptions or delays and cause us to have insufficient product to meet our expected AUGMENT Study requirements or potential commercial requirements;” and the risk factors listed under the heading “Risks Associated with Our Capital Stock”) to reflect recent developments.

Risks Related to Our Financial Position and Need for Additional Capital

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in April 2011. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, planning for and enrolling patients for our AUGMENT Study, and determining the preclinical and clinical path for our other product candidates including OvaTure. We have not yet commenced commercial sale of any product and have not yet demonstrated our ability to initiate or successfully complete any clinical studies, obtain marketing approvals or conduct sales, marketing and other activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since our inception, we have incurred significant operating losses. Our net loss was $6.0 million and $11.2 million for the three and six months ended June 30, 2013, respectively, and $27.3 million for the period from April 5, 2011 (inception) to June 30, 2013. To date, we have not generated any revenues and have financed our operations through private placements of our Series A preferred stock, Series B preferred stock and common stock. We have devoted substantially all of our efforts to acquiring our technology and developing AUGMENT. We initiated our AUGMENT Study in December 2012 and continue to enroll patients. In addition, we are conducting preclinical development in OvaTure. Although we have initiated commercial preparations for AUGMENT and, assuming the results of our AUGMENT Study are positive, plan to begin generating revenues from AUGMENT in the second half of 2014, we may not be able to do so on our current timeline, or at all. In addition, we expect that it will be many years, if ever, before we have any other product candidate ready for commercialization.

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

To become and remain profitable, we must continue to develop and commercialize AUGMENT and develop and eventually commercialize other products with significant market potential. This will require us to be successful in a range of challenging activities, including successfully completing our AUGMENT Study in humans, marketing and selling AUGMENT, completing research, preclinical testing and clinical trials of other product candidates, obtaining marketing approval, if required, and manufacturing, marketing and selling those products that we successfully develop. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We have not yet completed the AUGMENT Study or commenced commercialization of AUGMENT and are currently optimizing the design of the development program for our other product candidate, OvaTure. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase significantly in connection with our ongoing and future activities, particularly as we continue with the AUGMENT and OvaTure programs. Assuming we complete our AUGMENT Study on time and with favorable results, and we increase commercial activities on schedule at the scale we expect, we anticipate we will have incurred between $4 million and $5 million in expenses to complete the AUGMENT Study and commence commercial activity in the United States. These estimated expenses for the AUGMENT Study include study site and manufacturing costs, including those associated with technology transfer and process development.  We will also incur costs associated with commencing commercialization, including marketing activity and marketing and sales personnel costs. These costs assume that the FDA will regulate AUGMENT as a 361 HCT/P, rather than as a new drug or biologic, and that testing AUGMENT in humans will therefore not require an IND. If the FDA disagrees with our interpretation of the relevant laws and regulations as they apply to AUGMENT, and requires an IND for the AUGMENT Study, these costs would increase substantially.  We are planning our initial launch of AUGMENT to include select countries outside the U.S.

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

•                  the scope, progress, results and costs of research, preclinical development, and clinical trials for our product candidates, including OvaTure;

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

Risks Related to Research, Development and Commercialization of Our Product Candidates

The science underlying our two principal product candidates, AUGMENT and OvaTure, is based on recent discoveries, and OvaTure has not been tested in humans. We may not be successful in our continuing studies designed to test the safety and efficacy of AUGMENT. In addition, we may not be able to successfully develop OvaTure or other product candidates.

AUGMENT and OvaTure are based on recent scientific discoveries relating to egg precursor cells, and OvaTure has not been tested in humans. As a result, our AUGMENT and OvaTure programs are subject to a higher level of risk than programs based on longer established science that have been the subject of human clinical trials. In December 2012, we commenced our AUGMENT Study in humans to test the safety and efficacy of AUGMENT. The findings of this study, including whether, and by how much, the use of AUGMENT increases the pregnancy and live birth rates of IVF and the safety of this product candidate will impact our ability to commercialize and generate revenues from sales of AUGMENT.  If the results of our AUGMENT Study are unfavorable, AUGMENT may not be viable or significant additional time and expense could be required before we are able to market this product candidate.

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

•                  If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns regarding our product candidates, we may:

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of products for the treatment of infertility. To achieve commercial success for any product, we must either develop a sales and marketing team or outsource these functions to third parties. In anticipation of the commercial launch of AUGMENT in the United States, we plan to recruit appropriate sales and marketing resources. We also plan to recruit appropriate sales and marketing resources for countries outside the United States in which we determine to commercialize AUGMENT on our own, if any. In the future, we may choose to expand the sales force for AUGMENT or other product candidates.

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

Competitors may develop new infertility drugs, ART therapies, devices and techniques that could render obsolete our product candidates.  We are not aware of any company or organization developing a specific product that would compete directly with AUGMENT. There are a number of pharmaceutical companies, biotechnology companies, universities and research organizations actively engaged in research and development of products for the treatment of infertility. Some of these products, similar to AUGMENT and OvaTure, are designed to address the shortcomings of IVF. In particular, we are aware of two companies that are currently developing products intended to identify high quality embryos for use in IVF. Novocellus Ltd. is developing an embryo viability test, using culture media, to aid in the selection of embryos used in IVF. Auxogyn, Inc. is developing software that analyzes embryo development against cell division timing parameters to help identify the highest quality embryo within a group of embryos.  If successfully developed, these products could improve outcomes and alleviate some of the other shortcomings of traditional IVF, thereby decreasing the need for our product candidates. Fertility Focus is developing an embryoscope for the early diagnosis and immediate corrective surgery for the physical causes of infertility. At this time, we cannot evaluate how our products, if successfully developed and commercialized, would compare technologically, clinically or commercially to any other potential products being developed or to be marketed by competitors. There can be no assurance that we will be able to compete effectively.

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

In the EU, for example, our products could be regulated as medicinal products, as advanced therapy medicinal products, as medical devices or as human tissues and cells intended for human applications. Products regulated as advanced therapy medicinal products may only be placed on the market in the EU once they have been granted a marketing authorization by the European Commission. Securing a marketing authorization from the European Commission requires the submission of extensive preclinical and clinical data and supporting information, including information about the manufacturing process, to the EMA to establish the product candidate’s safety, efficacy and quality. Following review of the marketing authorization application the EMA will issue an opinion, which the European Commission will take into account when deciding whether or not to grant a marketing authorization. Products regulated as medical devices in the EU are not subject to premarket review and approval by regulatory authorities. However, before placing the product on the market in the EU the manufacturer must demonstrate that the product meets certain essential requirements set out in applicable laws. For lower risk devices, the manufacturer may self-declare conformity to the essential requirements and apply the CE mark to the device. All other devices must undergo a conformity assessment procedure by a notified body, which is a third party licensed by regulatory authorities to perform such assessments. If the notified body agrees that the essential requirements have been met, it will issue a CE certificate, which allows the manufacturer to draw up a declaration of conformity and apply the CE mark to the device. Once a medical device has been CE marked it may be marketed throughout the EU.

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

Risks Related to the Manufacturing of Our Product Candidates

We have entered into agreement with a third party for the manufacture of AUGMENT and expect to rely on third parties for the manufacture of our other product candidates for preclinical testing, clinical trials and commercialization.

This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts because we have limited control of third parties’ activities, including manufacturing capacity and costs and regulatory compliance.

We do not have any processing or manufacturing facilities or personnel. In July 2013, we entered into a master services agreement with a new third party manufacturer to provide services for the manufacture of AUGMENT to replace our existing contract manufacturer, whose contract with us expires in August 2013. While we believe that our new third party has the capability to undertake the manufacture of AUGMENT in accordance with all applicable rules and regulations, there can be no assurance that it will be able to do so successfully. We do not have internal or external capabilities to manufacture AUGMENT or OvaTure or any other product candidate.

Reliance on third party manufacturers and laboratories, entails additional risks, including:

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

Third party manufacturers and laboratories may not be able to comply with cGTP or current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Any performance failure on the part of our existing or future manufacturers and service providers, could delay clinical development or marketing approval or adversely affect or impede commercial sales. Our failure, or the failure of our third party manufacturers and service providers, to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

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

We do not currently have arrangements in place for redundant supply or a second manufacturing source for AUGMENT. If our current contract manufacturer cannot perform as agreed, we may be required to find a replacement. Although we believe that there are other potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. We are pursuing a second potential manufacturing source for AUGMENT.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize AUGMENT or any future product candidates that we seek to market on a timely and competitive basis.

We do not currently have a manufacturer for AUGMENT outside of the United States. If our current third party is unable to supply AUGMENT for countries outside the United States, we will need to contract with third party manufacturers that comply with cGTP regulations to supply AUGMENT in EU countries and other jurisdictions in which we decide to commercialize AUGMENT, if any. Although we believe there are other manufacturers who could manufacture our product candidates outside the United States, we may incur added costs and delays in identifying and qualifying a non-United States manufacturer.

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

We continue to enhance the process for AUGMENT. As a result, while we are not able to project the likely AUGMENT costs, we believe that we will need to significantly reduce AUGMENT costs in order to achieve commercial success. We are actively working on initiatives to achieve these cost savings. However, there can be no assurance that these initiatives will be successful. If we are not successful in reducing AUGMENT costs, we may not be able to continue commercial activities on schedule, if at all, AUGMENT revenues may be lower than we expect and the profitability of AUGMENT sales could be adversely affected, possibly materially.

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

•                  failure to ensure adequate quality control and assurances in the AUGMENT process as we increase production quantities; and

•                  failure to establish additional manufacturing.

If we are unable to coordinate appropriately, we may encounter delays or additional costs in achieving our clinical and commercialization objectives. We, or third parties, could face regulatory action as a result of the failure to comply with cGTPs or other applicable rules. Some or all of these risks may also be applicable to OvaTure and any other future product candidates.

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

We will remain responsible for ensuring that our AUGMENT Study and each of our future clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA will require us to comply with GCPs with respect to any clinical trials conducted in connection with a submission to the FDA, including an IND, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety are protected. We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We have an exclusive license from MGH with respect to the intellectual property that forms the basis of our business. Our existing MGH license agreement and another agreement granting us rights impose, and we expect that future license agreements will impose, various obligations on us, including diligence, milestone payments, royalty payments, insurance and other obligations, as applicable. For example, under our license agreement with MGH, we are required to use commercially reasonable efforts to develop and make available to the public licensed products and to satisfy specified diligence milestones within specified timeframes. If we fail to comply with our obligations under this or other of our license agreements, our licensors may have the right to terminate our licenses, in which event we might not be able to market products that are covered by these agreements, or to convert our licenses to non-exclusive licenses, which could materially adversely affect the value of the products we developed under the license agreements. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or to cease commercialization of licensed technology and products. This could materially adversely affect our business, particularly in the case of our license from MGH.

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

We are highly dependent on Dr. Dipp, our chief executive officer, Ms. Lawton, our chief operating officer, Mr. Bleck, our chief commercial officer, and Arthur Tzianabos, our chief scientific officer, as well as the other principal members of our management and scientific teams and our scientific co-founders, Drs. Tilly and Sinclair. Although we have entered into employment agreements with Dr. Dipp, Ms. Lawton, Mr. Bleck and Mr. Tzianabos providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

•                  results of preclinical testing or clinical trials of our product candidates including OvaTure or those of our competitors;

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

As of June 30, 2013, we had outstanding 18,203,156 shares of common stock, including the unvested Founders’ stock. Of these, 7,630,683 shares may be immediately sold pursuant to the registration statement on Form S-1 we filed on August 29, 2012 (some of which may also be sold pursuant to Rule 144), 3,888,880 shares may be immediately sold pursuant to the registration statement on Form S-1 we originally filed on April 12, 2013 and amended on May 15, 2013 and 37,434 shares may be sold exclusively pursuant to Rule 144.

Of our remaining outstanding shares, 6,574,387 shares are restricted as a result of lock-up agreements. These shares will become free from restriction and eligible for sale as follows:

•                  3,064,753 shares pursuant to Rule 144, subject to applicable volume limitations, on October 27, 2013; and

•                  3,509,634 shares pursuant to Rule 144, subject to applicable volume limitations and rights of repurchase (which expire over time), on January 25, 2014.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares, in the aggregate, representing approximately 63.3% of our outstanding capital stock as of June 30, 2013. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

•                  authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•                  require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or by-laws.

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

OVASCIENCE, INC.

	By:	/s/ Michelle Dipp
		Name:	Michelle Dipp, M.D., Ph.D.
Date: August 13, 2013		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher Lindblom
		Name:	Christopher Lindblom
Date: August 13, 2013		Title:	Vice President of Finance (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (1)

10.1	Securities Purchase Agreement, dated as of March 12, 2013, by and among the Company and the persons party thereto (2)

10.2	Registration Rights Agreement, dated March 12, 2013, by and among the Company and the persons party thereto (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XTRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

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