Form 10-Q
period 2013-09-30
OvaScience, Inc.
filed 2013-11-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 18,231,548 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2013

Part I.                                    Financial Information

Item 1.                                 Financial Statements (Unaudited)

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	As of
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$21,077	$14,776
Short-term investments	28,489	16,615
Prepaid expenses and other current assets	841	574
Total current assets	50,407	31,965
Property and equipment, net	730	756
Other assets	88	93
Total assets	$51,225	$32,814
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$791	$875
Accrued expenses	1,365	1,211
Total current liabilities	2,156	2,086
Other non-current liabilities	65	7
Total liabilities	2,221	2,093

Stockholder’s equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 18,224,173 and 14,268,068 shares issued at September 30, 2013 and December 31, 2012, respectively; 17,072,569 and 12,622,919 shares outstanding at September 30, 2013 and December 31, 2012, respectively	17	13
Additional paid-in capital	83,162	46,848
Accumulated other comprehensive income (loss)	3	(6)
Deficit accumulated during the development stage	(34,178)	(16,134)
Total stockholders’ equity	49,004	30,721
Total liabilities and stockholders’ equity	$51,225	$32,814

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

					Period
					from April 5,
	Three Months		Nine Months		2011
	Ended,		Ended,		(inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development	$3,262	$1,595	$8,518	$3,892	$16,011
General and administrative	3,663	1,525	9,603	5,428	18,263
Total operating expenses	6,925	3,120	18,121	9,320	34,274
Loss from operations	(6,925)	(3,120)	(18,121)	(9,320)	(34,274)
Interest income	34	2	77	2	96
Net loss	$(6,891)	$(3,118)	$(18,044)	$(9,318)	$(34,178)
Accretion of convertible preferred stock to redemption value	—	—	—	—	(101)
Net loss applicable to common stockholders	$(6,891)	$(3,118)	$(18,044)	$(9,318)	$(34,279)
Net loss per share applicable to common stockholders—basic and diluted	$(0.40)	$(0.42)	$(1.14)	$(2.69)	$(4.62)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	17,048	7,438	15,779	3,460	7,419

Net loss	(6,891)	$(3,118)	(18,044)	$(9,318)	$(34,178)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	29	—	9	—	3
Comprehensive loss	$(6,862)	$(3,118)	$(18,035)	$(9,318)	$(34,175)

Non-cash stock-based compensation expense included in operating expenses are as follows:
Research and development	$644	$270	$1,679	$763	$3,091
General and administrative	975	30	2,151	96	2,467

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

			Period
			from April 5,
	Nine Months		2011
	Ended		(inception) to
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(18,044)	$(9,318)	$(34,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	51	262
Impairment	364	—	364
Net amortization of short-term investments	409	—	486
Stock-based compensation expense	3,830	859	5,558
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(262)	(416)	(836)
Accounts payable	(84)	793	791
Accrued expenses and other non-current liabilities	212	359	1,431
Net cash used in operating activities	(13,406)	(7,672)	(26,122)
Cash flows from investing activities:
Purchases of property and equipment	(507)	(704)	(1,356)
Maturities of short-term investments	3,700	—	3,700
Purchases of short-term investments	(15,974)	—	(32,672)
Increase in restricted cash	—	(93)	(93)
Net cash used in investing activities	(12,781)	(797)	(30,421)
Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	—	34,992	41,091
Net proceeds from the issuance of common stock	32,488	4,055	36,529
Net cash provided by financing activities	32,488	39,047	77,620
Net increase in cash and cash equivalents	6,301	30,578	21,077
Cash and cash equivalents at beginning of period	14,776	4,541	—
Cash and cash equivalents at end of period	$21,077	$35,119	$21,077
Supplemental disclosure of non-cash financing activity
Accretion of convertible preferred stock to redemption value	$—	$—	$(101)
Conversion of convertible preferred stock to common stock	$—	$—	$41,192

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization and basis of presentation

OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a life science company focused on the discovery, development and commercialization of new treatments for female infertility. The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates, planning and conducting a study in humans for its most advanced product candidate and undertaking preclinical studies of certain product candidates. The Company commenced our planned principal operations but have not generated any significant revenues to date. Accordingly, the Company is considered to be in the development stage.  As used throughout these unaudited, condensed consolidated financial statements, the terms “OvaScience,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly-owned subsidiary, OvaScience Securities Corporation.

Liquidity

We have incurred annual net operating losses in each year since our inception. We have not generated any product revenues related to our primary business purpose and have financed our operations primarily through private placements of our preferred stock and common stock. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to raising capital and incurring research and development and infrastructure costs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe that our cash resources and investments of approximately $49.6 million at September 30, 2013 will be sufficient to allow us to fund our current operating plan into 2015. We will be required to obtain additional funding in order to continue to fund our operations for 2015 and beyond. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

2.                                      Significant accounting policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated September 30, 2013 balance sheet, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and the statements of cash flows for the nine months ended September 30, 2013 and 2012, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of our financial position at September 30, 2013 and results of our operations for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of future results.

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and the period from April 5, 2011 (inception) to September 30, 2013, is comprised of net loss and unrealized gains and losses on short-term investments. During the three and nine months ended September 30, 2013, there were no reclassifications out of other comprehensive loss.

Cash equivalents and short-term investments

Cash equivalents and short-term investments primarily consist of money market funds and corporate obligations. Corporate debt include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. The classification of cash equivalents is consistent with prior periods.

The appropriate classification of marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. We have classified all of our short-term investments at September 30, 2013 and December 31, 2012 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2013 and December 31, 2012.

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

•                  external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants;

•                  license fees; and

•                  facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies.

Stock-based compensation

For awards granted to employees and directors, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards.

Property and equipment

Property and equipment is stated at cost. Expenditures for repairs and maintenance are recorded to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation expense is recorded over the following estimated useful lives of the assets:

Laboratory equipment	3 to 5 years
Furniture	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of asset life or lease term

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

For the three and nine months ended September 30, 2013, we recognized an impairment loss of $0.4 million related to laboratory equipment.  In July 2013, we entered into a master services agreement with a new global third party manufacturer to provide services for the manufacture of AUGMENT to replace our existing contract manufacturer.  As a consequence of the contract manufacturer transition, we determined that we would no longer use certain laboratory equipment, and as such, recorded an impairment loss.  The impairment loss is included within research and development expense.

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

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	For the three and nine months ended September 30,
	2013	2012
	(in thousands)
Outstanding stock options and restricted stock units	2,438	828
Founders’ stock	1,152	1,810

3.                                      Fair value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which are considered the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our assumptions used to measure assets and liabilities at fair value. For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2013 or December 31, 2012.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2013:

Description	Level 1	Level 2
	(in thousands)
Assets:
Cash and money market funds	$21,077	$—
Corporate obligations (including commercial paper)	—	28,489

Total	$21,077	$28,489

The following table provides the assets carried at pair value measured on a recurring basis as of December 31, 2012.

Description	Level 1	Level 2
	(in thousands)
Assets:
Cash and money market funds	$13,268	$—
Corporate obligations (including commercial paper)	—	16,615

Total	$13,268	$16,615

There have been no changes to the valuation methods during the three and nine months ended September 30, 2013. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2013. We had no short-term investments that were classified as Level 3 at any point during the three and nine months ended September 30, 2013 or during the year ended December 31, 2012.

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

4.                                      Cash, cash equivalents and short-term investments

The following tables summarize our cash, cash equivalents and marketable securities at September 30, 2013 and December 31, 2012 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$21,077	$—	$—	$21,077
Corporate debt securities
Due in one year or less	23,145	8	(4)	23,149
Due in two years or less	5,341	1	(2)	5,340
Total	$49,563	$9	$(6)	$49,566
Reported as:
Cash and cash equivalents	$21,077	$—	$—	$21,077
Short-term investments	28,486	9	(6)	28,489
Total	$49,563	$9	$(6)	$49,566

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$14,776	$—	$—	$14,776
Corporate debt securities
Due in one year or less	5,754	2	(1)	5,755
Due in two years or less	10,867	3	(10)	10,860
Total	$31,397	$5	$(11)	$31,391
Reported as:
Cash and cash equivalents	$14,776	$—	$—	$14,776
Marketable securities	16,621	5	(11)	16,615
Total	$31,397	$5	$(11)	$31,391

We held 13 debt securities at September 30, 2013 that had been in an unrealized loss position for less than 12 months. We held no investments that have been in a continuous unrealized loss position for 12 months or longer.  The fair value on these securities was $14.7 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 13 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

As of September 30, 2013, we held $12.8 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, the Netherlands, Australia, and Norway.  Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

We had no realized gains or losses on our short-term investments for the three months and nine months ended September 30, 2013 and 2012. There were no other-than-temporary impairments recognized for the three months and nine months ended September 30, 2013 and 2012.

5.                                      Common stock

In March 2013, we issued and sold in a private placement an aggregate of 3,888,880 shares of our common stock to investors at $9.00 per share. The private placement resulted in $32.7 million of net proceeds.

We filed a registration statement covering the resale of all such shares.

6.                                      Stock-based compensation

The following table summarizes share-based compensation expense included within our condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,		Period from April 5, 2011 (inception) to September 30,
	2013	2012	2013	2012	2013
Research and development	$644	$270	$1,679	$763	$3,091
General and administrative	975	30	2,151	96	2,467

On December 5, 2012, we issued a total of 192,308 restricted stock units (“RSUs”) to our Chief Executive Officer. This grant included 128,205 RSUs with time-based vesting as follows: 16,025 shares on March 31, 2013 and 16,025 shares each quarter thereafter until December 31, 2014. The fair value of the time-based RSUs is based on the closing price of our common stock on the award date, or $7.80 per share.  The stock-based compensation expense for the time-based grant is being recognized on a straight-line basis over the vesting period for the portion of the award that is probable of vesting. The grant also included 64,103 RSUs that will vest only upon the achievement of performance conditions that relate to 2013 and 2014 as determined by our board of directors. On March 20, 2013, the board of directors established the 2013 performance criteria for the first tranche of the award and communicated the performance criteria to the Chief Executive Officer. The grant date stock price of these performance-based RSUs was $10.00 per share. The Company recognized total stock-based compensation for the time-based awards and performance based awards of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013.

Included within the general and administrative expense for the three and nine months ended September 30, 2013 is expense related to the RSUs with performance-based vesting provisions that will vest on December 31, 2013, based on our determination that certain defined performance metrics are probable of achievement.  The performance metrics for the RSUs that will vest on December 31, 2014 have not been established, and therefore we have not recorded any expense related to those RSUs.

The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	2.1%	0.9%	0.9 - 2.1%	0.8 - 1.2%
Dividend yield	—	—	—	—
Volatility	84%	86 - 87%	83 - 91%	79 - 87%
Expected term (years)	6.0 - 6.1	6.0 - 6.1	5.3- 6.1	5.1 - 6.1

The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us including stage of product development and life science industry focus. The representative group of companies consisted of NeoGenomics, Inc., StemCells, Inc., BioSante Pharmaceuticals, Inc., Sangamo Biosciences, Inc., and Concept Therapeutics, Inc. As a result of being a development stage company in a very early stage of product development with no revenues, the representative group of companies has certain similar, but not all similar, characteristics to us. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of OvaScience.

As of September 30, 2013, we had approximately $15.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units, which are expected to be recognized over a weighted-average period of 3.10 years.

During the three months ended September 30, 2013, our former chief scientific officer transitioned from an employee to a member of our Scientific Advisory Board.  His options that would have vested during the year after the transition will continue to do so while he serves on the Scientific Advisory Board. As a result, we recognized an additional $0.2 million of stock-based compensation expense during the three and nine months ended September 30, 2013 with respect to the modification of these awards.

During the three and nine months ended September 30, 2013, we granted options to purchase 452,000 and 1,293,422 shares of our common stock at a weighted average grant date fair value of $10.24 and $9.85, respectively, and with a weighted average exercise price of $14.27 and $13.68, respectively. During the three and nine months ended September 30, 2012, we granted options to both employees and non-employees to purchase 141,000  and 274,840 shares of our common stock, respectively and with a weighted average exercise price of $5.48 and $4.91, respectively. The employee options were granted at a weighted average fair value of $3.95 and $3.52, for the three and nine months ended September 30, 2012, respectively.

7. Legal proceeding

On September 16, 2013, a purported shareholder class action, styled Meriam Ratner v. OvaScience, Inc., et al., was filed in the United States District Court for the District of Massachusetts, naming us and certain of our officers as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to the qualification of AUGMENT as a 361 HCT/P in our public disclosures, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks certification of a class of purchasers of our stock during the period February 25, 2013 through September 10, 2013. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We believe that this action is without merit and intend to defend it vigorously. Pursuant to the Private Securities Litigation Reform Act of 1995, members of the putative class have until November 15, 2013 to apply to serve as “lead plaintiff” in the action. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

8. Subsequent Events

In preparing the financial statements included, we evaluated all subsequent events that occurred after September 30, 2013 through the date of the filing of this Form 10-Q. We did not have any material recognizable or unrecognizable subsequent events during this period.

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

Overview

We are a life science company focused on the discovery, development and commercialization of new treatments for female infertility.  In 2004, one of our scientific founders, Jonathan Tilly, Ph.D., from the Vincent Center for Reproductive Biology at the Massachusetts General Hospital, or MGH, discovered the existence of egg precursor cells within the ovaries of adult mice.  Subsequent research by Dr. Tilly demonstrated that these egg precursor cells also exist in human ovaries and have the potential to mature into eggs and, therefore, to replenish a woman’s egg supply.  These discoveries put into question the long held belief that a woman is born with a finite number of eggs.  This research also demonstrated that these egg precursor cells might provide a source of fresh cellular components, such as mitochondria, that could potentially be used to enhance the quality of existing eggs.

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

Dr. Tilly discovered the existence of mouse egg precursor cells by staining the outer cell layer of the ovary using an antibody that binds specifically to a protein found on egg precursor cells called mouse VASA homologue.  Following publication of this discovery in Nature in 2004, Dr. Tilly performed additional research, beginning in 2005, which demonstrated the existence of human egg precursor cells in adult human ovaries.  In this research, Dr. Tilly replicated the results obtained with mouse tissue using human ovarian tissue.  Dr. Tilly was able to isolate precursor cells in the ovaries of reproductive age women using an antibody that binds to the human VASA analogue protein, which is found on human egg precursor cells.  Dr. Tilly also conducted an experiment in which human egg precursor cells were isolated in vitro and then grafted into female mouse hosts and matured in vivo into eggs that exhibited a genetic signature indicating the eggs could be fertilized.  Dr. Tilly’s research findings with respect to human egg precursor cells were published in the March 2012 issue of Nature Medicine.

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

The IVF Market

According to the European Society for Human Reproduction, approximately 1.5 million assisted reproductive technologies, or ART cycles, are performed each year worldwide.  Approximately 154 thousand ART cycles were performed in the United States in 2011 per the Society for Assisted Reproductive Technologies.

Our Product Candidates

AUGMENT

Our first product candidate is AUGMENT, which stands for autologous germline mitochondria energy transfer.  We are designing AUGMENT to increase the success of IVF by isolating mitochondria from a woman’s own egg precursor cells and then adding the mitochondria into the woman’s egg during IVF.  Mitochondria are the structures within cells responsible for energy production.  As a result of the passage of time and other factors, the eggs of women of advanced reproductive age often contain mitochondria that produce inadequate amounts of energy.  We believe that by supplementing preexisting egg mitochondria with mitochondria from egg precursor cells we will improve the likelihood that, after fertilization, the egg will develop into a viable embryo and thereby reduce the number of IVF cycles as well as the number of embryos transferred per cycle required to achieve a live birth.  In December 2012, we initiated a study in the United States in which 40 women aged 38 to 42 who have failed two to five IVF cycles will receive AUGMENT to assess both safety and effectiveness.  As part of the study, we planned to collect data on an additional group of women who have not received AUGMENT for a comparison group. We refer to this study as our AUGMENT Study.  On September 6, 2013, we received an “untitled” letter from the Food and Drug Administration (FDA) questioning the status of AUGMENT as a 361 HCT/P and advising us to file an Investigational New Drug (IND) application.  We anticipate having further discussions with the FDA to present details on AUGMENT and its qualifications as a 361 HCT/P, and to determine the appropriate path forward.  We continue to believe that AUGMENT qualifies as a 361 HCT/P and therefore will not be required to seek premarket approval or clearance of AUGMENT. Following the receipt of the FDA letter, we chose to suspend enrollment in the AUGMENT Study in the United States.  The study suspension was not due to safety concerns.  At the time of the study suspension, we had enrolled more than half of the 40 patients, which include patients who received AUGMENT and patients who were waiting to be treated with AUGMENT.  We plan to provide AUGMENT to IVF clinics to gain clinical experience in select countries outside of the United States in 2014.

OvaTure

Our second product candidate is OvaTure. We have, and will continue to optimize, the design for our OvaTure program as a potential next generation of IVF. OvaTure involves the creation of mature fertilizable eggs from a woman’s own egg precursor cells. If successful, this would allow women with compromised eggs due to age or other factors to undergo IVF using their own higher quality eggs. In addition, we believe OvaTure would reduce or eliminate the need for hormonal hyperstimulation for egg retrieval in the IVF process. Hormonal hyperstimulation is used in IVF to cause the maturation of multiple eggs. It is associated with significant side effects and is not appropriate for use by all women, for example, women with hormone-dependent cancers. We initiated development of OvaTure in 2012, and we conducted proof of concept studies in animals. We seek to demonstrate human proof of concept studies in which we mature egg precursor cells ex vivo, or outside the body, into fertilizable eggs using our defined culture conditions, and to initiate in 2014 further studies to support a potential Investigational New Drug Application / European Clinical Trial Application. We expect we will need to obtain regulatory approval of OvaTure prior to commercialization.

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

There were no significant changes to our critical accounting policies and estimates in the nine months ended September 30, 2013.

We have irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2013 and 2012, together with the change in these items in thousands of dollars and as a percentage:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	($ amounts in thousands)				($ amounts in thousands)
Research and development	$3,262	$1,595	$1,667	105%	$8,518	$3,892	$4,626	119%
General and administrative	3,663	1,525	2,138	140%	9,603	5,428	4,175	77%
Interest income	34	2	32	1600%	77	2	75	3750%

Revenue

To date, we have not generated any revenue. Our ability to generate revenue, if ever, will depend heavily on the successful development and eventual commercialization of AUGMENT and our other product candidates.

Research and Development Expenses

The $1.7 million or 105% increase in research and development expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily attributable to:

•                  an increase of $0.5 million in stock-based compensation for employees and non-employees (including a modification of options that resulted in incremental stock-based compensation expense of $0.2 million) and salaries, bonus, payroll taxes and benefits, which were primarily driven by the hiring of new research and development personnel;

•                  an increase of $0.4 million resulting from the impairment of laboratory equipment;

•                  an increase of $0.4 million in contract research organization expenses and consulting fees primarily related to AUGMENT; and

•                  an increase of $0.2 million in research and development license expenses.

The $4.6 million or 119% increase in research and development expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to:

•                  an increase of $1.9 million in  contract research organization expenses and consulting fees primarily related to AUGMENT;

•                  an increase of $1.5 million in stock-based compensation for employees and non-employees (including a modification of options that resulted in incremental stock-based compensation expense of $0.2 million) and salaries, bonus, payroll taxes and benefits, which were primarily driven by the hiring of new research and development personnel; and

•                  an increase of $0.4 million resulting from the impairment of laboratory equipment;

We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis.  We do not have actual external or total expenses by project for the inception to date or the three or nine months ended September 30, 2013 and September 30, 2012. Research and development expenses primarily related to the development of AUGMENT.

We expect our expenses to increase significantly in our OvaTure program. See Part II, Item 1A — “Risk Factors:” (we will need substantial additional funding).

General and Administrative Expenses

The $2.1 million or 140% increase in general and administrative expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to:

•                  an increase of $1.4 million in both stock-based compensation and salaries, bonus, payroll taxes and benefits, which were primarily driven by the hiring of new general and administrative personnel; and

•                  an increase of $0.4 million in consulting and commercial preparation expenses.

The $4.2 million or 77% increase in general and administrative expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to:

•                  an increase of $3.2 million in stock-based compensation and salaries, bonus, payroll taxes and benefits, which were primarily driven by the hiring of new general and administrative personnel; and

•                  an increase of $0.8 million in consulting and commercial preparation expenses.

Interest Income

Interest income increased in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to a higher average balance of our cash equivalents and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any commercial sales to date, and we do not expect to generate any such sales for the next several years, if at all. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of September 30, 2013 are less than six months.

Our significant capital resources are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and short-term investments	$49,566	$31,391
Working capital	48,251	29,879

			Period from April 5,
	Nine Months Ended September 30,		2011 (inception) to
	2013	2012	September 30, 2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,406)	$(7,672)	$(26,122)
Investing activities	(12,781)	(797)	(30,421)
Capital expenditures (included in investing activities above)	(507)	(704)	(1,356)
Financing activities	32,488	39,047	77,620

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and stock-based compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2013 included $16.0 million in purchases of short-term investments and proceeds of $3.7 million from maturities of short-term investments. Capital expenditures in the nine months ended September 30, 2013 primarily consisted of laboratory equipment.

Net cash used in investing activities for the nine months ended September 30, 2012 included $0.7 million of capital expenditures and $0.1 million of cash restricted by our new facility lease.

Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of the private placement of an aggregate of 3,888,880 shares of common stock at a price per share of $9.00 resulting in net proceeds of $32.7 million.

Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily the result of the sale and issuance of 6,770,563 shares of our Series B preferred stock for net proceeds of approximately $35.0 million and private placement sale of an aggregate of 897,554 shares of common stock at a price per share of $5.50 resulting in net proceeds of $4.1 million.

Funding Requirements

Assuming we have no revenue from product sales, we expect our existing cash, cash equivalents and marketable securities of $49.6 million at September 30, 2013 will enable us to fund our current operating plan into 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•                  providing AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States;

•                  educating physicians and embryologists regarding the use of AUGMENT;

•                  conducting any AUGMENT studies;

•                  incurring costs associated with foreign expansion;

•                  continuing our research and preclinical development of OvaTure and other product candidates;

•                  initiating clinical trials of OvaTure and other product candidates;

•                  seeking approval from the FDA and similar regulatory agencies outside of the United States for our product candidates that require such approval;

•                  establishing a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize AUGMENT and any other product candidates we successfully develop;

•                  maintaining, expanding and protecting our intellectual property portfolio;

•                  hiring additional scientific, clinical, quality control and management personnel to support our product development and commercialization efforts in the United States and abroad;

•                  adding operational and financial personnel to handle the public company reporting and other requirements to which we are subject;

•                  seeking to identify additional product candidates that treat infertility; and

•                  developing, acquiring or in-licensing other products and technologies.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds and corporate obligations. We do not enter into investments for trading or speculative purposes. We maintain our cash, cash equivalents and short-term investments with a high quality, accredited financial institution. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of September 30, 2013, as compared to an approximate $0.2 million decrease as of December 31, 2012. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.                               Other Information

Item 1.                                 Legal Proceedings

On September 16, 2013, a purported shareholder class action, styled Meriam Ratner v. OvaScience, Inc., et al., was filed in the United States District Court for the District of Massachusetts, naming us and certain of our officers as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact relating to the qualification of AUGMENT as a 361 HCT/P in our public disclosures during the period from February 25, 2013 through September 10, 2013, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks certification of a class of purchasers of our stock during the period February 25, 2013 through September 10, 2013. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We believe that this action is without merit and intend to defend it vigorously. Pursuant to the Private Securities Litigation Reform Act of 1995, members of the putative class have until November 15, 2013 to apply to serve as “lead plaintiff” in the action. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

Item 1A.

RISK FACTORS

Investing in our common stock involves a high degree of risk.  In addition to the information, documents or reports included or incorporated by reference in this prospectus and, if applicable, any prospectus supplement or other offering materials, you should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision.  Our business, financial condition or results of operations could be harmed by any of these risks.  The risks and uncertainties described below are not the only ones we face.  Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in April 2011.  Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, planning for and enrolling patients for our AUGMENT study in humans and determining the preclinical and clinical path for our other product candidates, including OvaTure.  We have not yet commenced commercial sale of any product and have not yet demonstrated our ability to initiate or successfully complete any clinical trials, obtain marketing approvals or conduct sales, marketing and other activities necessary for successful product commercialization.  Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Since our inception, we have incurred significant operating losses.  Our net loss was $6.9 million and $18.1 million for the three and nine months ended September 30, 2013, respectively, and $34.2 million for the period from April 5, 2011 (inception) to September 30, 2013.  To date, we have not generated any revenues and have financed our operations through private placements of our Series A preferred stock, Series B preferred stock and common stock.  We have devoted significant efforts to acquiring our technology and developing AUGMENT.  We initiated our AUGMENT study in December 2012.  In September 2013, we chose to suspend enrollment in the AUGMENT study in the U.S. while moving forward with our plans to provide AUGMENT to IVF clinics to gain clinical experience in select countries outside of the U.S.  This decision followed an  “untitled” letter we received from the Food and Drug Administration (FDA) on September 6, 2013 questioning the status of AUGMENT as a 361 HCT/P and advising us to file an Investigational New Drug (IND) application.  We anticipate having further discussions with the FDA to present details on AUGMENT and its qualifications as a 361 HCT/P, and to determine the appropriate path forward.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.  The net losses we incur may fluctuate significantly from quarter to quarter.  We anticipate that our expenses will increase if and as we:

•                  provide AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States;

•                  educate physicians and embryologists regarding the use of AUGMENT;

•                  conduct any AUGMENT studies;

•                  incur costs associated with foreign expansion;

•                  continue our research and preclinical development of OvaTure and other product candidates;

•                  initiate clinical trials of OvaTure and other product candidates;

•                  seek approval from the FDA and similar regulatory agencies outside of the United States for our product candidates that require such approval;

•                  establish a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize AUGMENT and any other product candidates we successfully develop;

•                  maintain, expand and protect our intellectual property portfolio;

•                  hire additional scientific, clinical, quality control and management personnel to support our product development and commercialization efforts in the United States and abroad;

•                  add operational and financial personnel to handle the public company reporting and other requirements to which we are subject;

•                  seek to identify additional product candidates that treat infertility; and

•                  develop, acquire or in-license other products and technologies.

To become and remain profitable, we must continue to develop and commercialize AUGMENT and develop and eventually commercialize other products with significant market potential.  This will require us to be successful in a range of challenging activities, including successfully providing AUGMENT to IVF clinics to gain clinical experience, marketing and selling AUGMENT, completing research, preclinical testing and clinical trials of other product candidates, obtaining marketing approval, if required, manufacturing, marketing and selling those products that we successfully develop, and addressing the challenges of foreign operations.  We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability.  We are currently conducting preclinical research and optimizing the design of the development program for our other product candidate, OvaTure.  If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will need substantial additional funding.  If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

On September 6, 2013, we received an “untitled” letter from the Food and Drug Administration (FDA) questioning the status of AUGMENT as a 361 HCT/P and advising us to file an Investigational New Drug (IND) application.  We anticipate having further discussions with the FDA to present details on AUGMENT and its qualifications as a 361 HCT/P, and to determine the appropriate path forward.  In September 2013, we chose to suspend enrollment in the AUGMENT study in the U.S. We plan to provide AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States.

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

Assuming we have no revenue from product sales, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our current operating plan into 2015.  Our future capital requirements will depend on many factors, including:

•                  providing AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States;

•                  educating physicians and embryologists the use of AUGMENT;

•                  conducting any AUGMENT studies;

•                  incurring the costs associated with expansion of foreign operations;

•                  establishing a domestic and international sales, marketing, manufacturing and distribution infrastructure to commericalize AUGMENT and any other product, we successfully develop;

•                  receiving revenue, if any, from commercial activities of AUGMENT or any other product candidate;

•                  continuing research, preclinical development, and clinical trials for our product candidates, including OvaTure;

•                  following the regulatory process in the United States and abroad, including the premarketing and marketing approval requirements, to which some of our product candidates may be subject;

•                  following the regulatory or institutional review board review of our product candidates that are subject to such review;

•                  preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•                  establishing collaborations and partnerships on favorable terms, if at all; and

•                  developing, acquiring or in-licensing other products and technologies.

Identifying potential product candidates and product development is a time consuming, expensive and uncertain process that takes years to complete.  We may never generate the necessary data or results required to obtain necessary marketing approvals or achieve product sales for our product candidates.  We will need to continue to rely on additional financing to achieve our business objectives.  Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until the time, if ever, that we can generate material product revenues, we plan to finance our cash needs through some combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements.  We do not have any committed external source of funds.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

AUGMENT and OvaTure are based on recent scientific discoveries relating to egg precursor cells, and OvaTure has not been tested in humans.  As a result, our AUGMENT and OvaTure programs are subject to a higher level of risk than programs based on longer established science that have been the subject of human clinical trials.  In December 2012, we commenced our AUGMENT study in humans to test the safety and efficacy of AUGMENT.  In September 2013, we chose to suspend enrollment in the AUGMENT study in the U.S.  This decision followed an “untitled” letter we received from the Food and Drug Administration (FDA) on September 6, 2013 questioning the status of AUGMENT as a 361 HCT/P and advising us to file an Investigational New Drug (IND) application.  We anticipate having further discussions with the FDA to present details on AUGMENT and its qualifications as a 361 HCT/P, and to determine the appropriate path forward.  We plan to provide AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States in 2014. The data collected from these clinics, including whether, and by how much, the use of AUGMENT improves egg and embryo quality, increases the pregnancy and live birth rates of IVF and the safety of this product candidate will impact our ability to commercialize and generate revenues from sales of AUGMENT.  If the results at these clinics are unfavorable, AUGMENT may not be viable or significant additional time and expense could be required before we are able to commercialize this product candidate more broadly.

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

If we experience delays or difficulties in providing AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States or conducting any AUGMENT studies, our ability to commercialize AUGMENT could be delayed or prevented.

Clinical studies are expensive, difficult to design and implement and uncertain as to outcome.  Success in animal and preclinical studies does not ensure that studies in humans will be successful, and interim or preliminary findings do not necessarily predict final results.  In addition, the timing of results from and completion of the studies will depend, in part, on our ability to enroll the studies on the timeline expected.  Enrollment in the studies could be delayed for a number of reasons, including the unwillingness of patients to undergo, or physicians to prescribe, an additional surgical procedure in connection with IVF.

We may not be able to initiate or continue any future clinical trials for OvaTure or other product candidates for several reasons.  For example, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, we will not be able to commence clinical studies.  Patients who are eligible for future clinical trials may decide to use already established fertility treatments or to enroll in other clinical trials.

Patient enrollment is affected by other factors including:

•                  timing and capacity of GTP processing facilities / third party manufacturers;

•                  novelty of the product candidate being tested;

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

•                  ability to monitor patients adequately during and after treatment; and

•                  proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials for OvaTure and other such product candidates would result in significant delays or may require us to abandon one or more clinical trials altogether.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Preclinical testing and clinical trials of OvaTure and any of our other product candidates that require such testing and trials may not be successful.  If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We intend to invest a significant portion of our efforts and financial resources in the identification, preclinical development and clinical trials of product candidates that treat infertility.  Our ability to generate product revenues will depend heavily on the successful development and eventual commercialization of our product candidates.  Unlike AUGMENT, which we believe meets the criteria for regulation as a 361 HCT/P, we expect that the FDA will regulate OvaTure and many of our other product candidates as drugs, biologics or medical devices under the PHSA or FDCA.  This means, among other things, that we will not be able to market such products in the United States unless and until we have successfully completed required testing (including clinical testing) and received marketing authorization from the FDA in the form of a NDA or BLA or, for medical devices, a 510(k) clearance or premarket approval application.  We have not received approval to market any products from regulatory authorities in any jurisdiction.  We have only limited experience in conducting preclinical testing and clinical trials and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including contract research organizations, to assist us in this process.

Prior to initiating clinical trials of OvaTure and other such product candidates, we may need to submit an IND to the FDA, or a similar application to other regulatory authorities outside of the United States, based on preclinical, animal and other tests.  Upon submitting such an IND or similar application, the FDA or other regulatory authorities might determine that the risks involved in OvaTure or our other products are too great to justify proceeding with a clinical study and impose a partial or full clinical hold.  They may require us to do significant and costly additional preclinical work before commencing our clinical trials or may not allow us to proceed with clinical trials at all.  In addition, an Institutional Review Board (IRB) must review and approve any clinical trial before we can commence that trial.  The IRB responsible for reviewing any of our clinical trials may decline to grant approval for a variety of reasons, including that they do not believe that patient rights would adequately be protected.  OvaTure and our other products rely on new and complex technology that impacts human reproductive systems.  Therefore, both the FDA and IRBs may be especially cautious in reviewing and approving our clinical protocols for such products.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome.  A failure of one or more clinical trials can occur at any stage of testing.  The outcome of preclinical testing and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.  Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.  Either the FDA, equivalent foreign regulatory authorities or an IRB can suspend or terminate our clinical development programs at any time, for a number of reasons, including that further study presents unreasonable risk to human subjects or that the rights of those subjects are not protected.

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

None of our product candidates has been proven effective and safe in humans.  It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or, to the extent required, will receive marketing approval.  If our product candidates are associated with undesirable side effects or have characteristics that are unexpected with respect to the patient or the child conceived using our product or product candidates, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  In addition, if any of the procedures with which our product candidates are used is determined to be unsafe, we may be required to delay or abandon our product development or commercialization. For example, we expect AUGMENT will be administered as part of the ICSI process.  To the extent physicians limit or abandon the use of ICSI or other procedures with which AUGMENT is used, we may need to delay or abandon our development or commercialization of AUGMENT.

Even if we are able to commercialize any of our product candidates, they may fail to achieve the degree of market acceptance by physicians, patients and others in the medical community necessary for commercial success.

If we are able to commercialize AUGMENT or if any of our other product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients and others in the medical community.  For example, doctors may continue to rely on current treatments, including fertility drugs and traditional IVF, which are well established in the medical community.  In addition, the novel nature of AUGMENT and OvaTure may affect market acceptance by physicians and patients.  If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.  The degree of market acceptance of AUGMENT and our other product candidates, after receipt of any necessary approvals for commercial sale, will depend on a number of factors, including:

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

•                  convenience compared to alternative treatments;

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

In addition, our ability to successfully commercialize our products will depend on the continued use and acceptance of IVF, ICSI and fertility treatments generally.  To the extent that the medical community or patient population determines that these procedures are unsafe or are otherwise not generally accepted, the market for our products and, therefore, our business would be negatively affected.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates we may not be successful in commercializing them.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of products for the treatment of infertility.  To achieve commercial success for any product, we must either develop a sales and marketing team or outsource these functions to third parties.  We also plan to recruit appropriate sales and marketing resources for countries in which we determine to provide or launch AUGMENT on our own.  In the future, we may choose to expand the sales force for AUGMENT or other product candidates.

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

•                  there may be evidence that such candidates may have harmful side effects;

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

We expect competition for acquiring and in-licensing product candidates that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs.  If we are unable to successfully obtain rights to suitable product candidates on reasonable terms, or at all, our business, financial condition and prospects for growth could suffer.

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

Competitors may develop new infertility drugs, ART therapies, devices and techniques that could render obsolete our product candidates.  We are not aware of any company or organization developing a specific product that would compete directly with AUGMENT.  There are a number of pharmaceutical companies, biotechnology companies, universities and research organizations actively engaged in research and development of products for the treatment of infertility.  Some of these products, similar to AUGMENT and OvaTure, are designed to address the shortcomings of IVF.  In particular, we are aware of two companies that are currently developing products intended to identify high quality embryos for use in IVF.  Novocellus Ltd. is developing an embryo viability test, using culture media, to aid in the selection of embryos used in IVF.  Auxogyn, Inc. is developing software that analyzes embryo development against cell division timing parameters to help identify the highest quality embryo within a group of embryos.  If successfully developed, these products could improve outcomes and alleviate some of the other shortcomings of traditional IVF, thereby decreasing the need for our product candidates.  Fertility Focus, along with strategic partner Norgenix, are developing a fertiloscope for the early diagnosis of, and immediate corrective surgery for, the physical causes of infertility.  At this time, we cannot evaluate how our products, if successfully developed and commercialized, would compare technologically, clinically or commercially to any other potential products being developed or to be marketed by competitors.  There can be no assurance that we will be able to compete effectively.

Our competitors may develop and commercialize new technologies before we do, allowing them to offer products, services or solutions that are superior to those that we may offer or which establish market positions before the time, if any, at which we are able to bring products to the market.  Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products.  Accordingly, our competitors may be more successful than we may be in developing, commercializing and achieving widespread market acceptance.  Our competitors’ products may be safer, more effective or more effectively marketed and sold than any treatment we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates.  We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human studies and clinical trials and will face an even greater risk if we commercialize AUGMENT or any other products that we may develop.  Product liability claims involving our activities may be made for significant amounts because our product candidates involve mothers and children.  For example, it is possible that we will be subject to product liability claims that assert that our product candidates or products have caused birth defects in children or that such defects are inheritable.  In light of the nature of our planned activities, these claims could be made many years into the future based on effects that were not observed or observable at the time of birth.  If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

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

We obtained product liability insurance coverage when we initiated our AUGMENT study in the United States.  We will need to maintain product liability insurance coverage for providing AUGMENT to IVF clinics to gain clinical experience in select countries outside the United States, conducting any clinical studies for AUGMENT or clinical trials for our other product candidates.  Such insurance is increasingly expensive and difficult to procure.  In the future, such insurance may not be available to us at all, may only be available at a very high cost and, if available, may not be adequate to cover all liabilities that we may incur.  In addition, we may need to increase our insurance coverage in connection with the commercialization of AUGMENT or other product candidates.  If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Regulatory Matters

On September 6, 2013, we received an “untitled” letter from the Food and Drug Administration (FDA) questioning the status of AUGMENT as a 361 HCT/P and advising us to file an Investigational New Drug (IND) application.  We anticipate having further discussions with the FDA to present details on AUGMENT and its qualifications as a 361 HCT/P, and to determine the appropriate path forward.  We continue to believe that AUGMENT qualifies as a 361 HCT/P.  If the FDA disagrees with our interpretation of the relevant laws and regulations as they apply to AUGMENT, and requires an IND for the AUGMENT study, we may need to delay or abandon development of AUGMENT or other product candidates in the United States.  The submission of an IND and a BLA or NDA would require us to compile significant amounts of data related to the AUGMENT process, as well as data from preclinical and clinical testing.  We cannot guarantee that we would ever be able to secure such approval.

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

Even if the FDA regulates AUGMENT as a 361 HCT/P, we must still generate adequate substantiation for any claims made in our marketing of AUGMENT.  Failure to establish such adequate substantiation in the opinion of federal or state authorities or equivalent authorities outside of the United States could substantially impair our ability to generate revenue.

Although we may not need to submit AUGMENT to the FDA for preapproval, if the FDA regulates AUGMENT as a 361 HCT/P we still must generate adequate substantiation for claims we make in our marketing materials.  Both the FTC and the states retain jurisdiction over the marketing of products in commerce and require a reasonable basis for claims made in marketing materials.  Many countries outside of the U.S. have similar authorities that regulate the marketing of products.  We intend to generate such adequate substantiation for any claims we make about the AUGMENT procedure.  If, however, after we commence marketing of AUGMENT, the FTC or one or more states or foreign authorities conclude that we lack adequate substantiation for our claims, we may be subject to significant penalties or may be forced to alter our marketing of AUGMENT in one or more jurisdictions.  Any of this could materially harm our business.  In addition, if our promotion of AUGMENT suggests that AUGMENT is not a 361 HCT/P, the FDA or equivalent foreign regulatory authorities might consider the product to be a new drug or biologic.  We will therefore be limited in the promotional claims that we could make about AUGMENT.

We may not be able to continue our AUGMENT study as planned.

On September 6, 2013, we received an “untitled” letter from the Food and Drug Administration (FDA) questioning the status of AUGMENT as a 361 HCT/P and advising us to file an Investigational New Drug (IND) application.  We anticipate having further discussions with the FDA to present details on AUGMENT and its qualifications as a 361 HCT/P, and to determine the appropriate path forward.  We continue to believe that AUGMENT qualifies as a 361 HCT/P.  Moreover, even if our study does not require an IND, it will still be subject to various requirements designed to protect the safety of study participants, such as IRB requirements.  Such requirements could materially impact the time and costs required to complete the program.  In September 2013, we chose to suspend enrollment in the AUGMENT study in the U.S. We plan to provide AUGMENT to gain clinical experience at IVF clinics in select countries outside the United States in 2014.

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

In certain countries outside the United States, in order to provide AUGMENT to IVF clinics to gain clinical experience in accordance with our plans, AUGMENT will need to meet the requirements of a class of products exempt from premarket review and approval under applicable regulations.  Further, in order to market and sell our products in the EU and many other jurisdictions, we or our third party collaborators may need to obtain separate marketing approvals and will need to comply with numerous and varying regulatory requirements.  The approval process varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally is subject to risks like those associated with obtaining FDA approval.  In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country.  We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA for marketing in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

In the EU, for example, our products could be regulated as medicinal products, advanced therapy medicinal products, as medical devices or as human tissues and cells intended for human applications.  Products regulated as advanced therapy medicinal products may only be placed on the market in the EU once they have been granted a marketing authorization by the European Commission.  Securing a marketing authorization from the European Commission requires the submission of extensive preclinical and clinical data and supporting information, including information about the manufacturing process, to the EMA to establish the product candidate’s safety, efficacy and quality.  Following review of the marketing authorization application the EMA will issue an opinion, which the European Commission will take into account when deciding whether or not to grant a marketing authorization.  Products regulated as medical devices in the EU are not subject to premarket review and approval by regulatory authorities.  However, before placing the product on the market in the EU the manufacturer must demonstrate that the product meets certain essential requirements set out in applicable laws.  For lower risk devices, the manufacturer may self-declare conformity to the essential requirements and apply the CE mark to the device.  All other devices must undergo a conformity assessment procedure by a notified body, which is a third party licensed by regulatory authorities to perform such assessments.  If the notified body agrees that the essential requirements have been met, it will issue a CE certificate, which allows the manufacturer to draw up a declaration of conformity and apply the CE mark to the device.  Once a medical device has been CE marked it may be marketed throughout the EU.

Products regulated as human tissues and cells for human applications that do not fall within the definition of an advanced therapy medicinal product or a medical device are not generally subject to premarket review and approval by regulatory authorities.  However, the establishments that process and use such human tissues and cells must be licensed and are subject to various quality system and adverse event reporting requirements.  We believe that the AUGMENT procedure should be subject to this general regimen for human cells and tissues, but regulatory authorities in the EU and other foreign jurisdictions could disagree with our conclusion and determine that the procedure involves sufficient manipulation of the cells to bring the product within the scope of the rules governing advanced therapy medicinal products.  The relevant criteria for determining which products qualify as advanced therapy medicinal products could also change.  If the European Commission or other foreign regulatory authority determines that AUGMENT is an advanced therapy medicinal product and, therefore, requires premarket review, we may be required to halt any on-going studies or other uses in humans and conduct a more time consuming and expensive clinical trial program for this product candidate and may be unable to file for or obtain the necessary approvals to commercialize AUGMENT.

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

In addition to the challenges associated with obtaining any necessary marketing approvals in international jurisdictions, economic, political and other risks associated with foreign operations could adversely affect our international sales.

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

We do not currently have an international infrastructure including, without limitation, to sales, manufacturing and distribution and have no experience in conducting foreign operations.  Establishing commercial activities and complying with laws in foreign jurisdictions may be costly and could disrupt our operations.

Even if we successfully launch AUGMENT, it will be subject to ongoing regulation.  We could be subject to significant penalties if we fail to comply with these requirements, and we may be unable to commercialize our products.

Even if the FDA allows AUGMENT or any other product candidate of ours to be marketed as a 361 HCT/P and, therefore, without an NDA or BLA, we will still be subject to numerous post-market requirements, including those related to registration and listing, record keeping, labeling, current good tissue practices, or cGTPs, donor eligibility and other activities.  HCT/Ps that do not meet the definition of a 361 HCT/P and, therefore, are approved via an NDA or BLA, are also subject to these ongoing obligations.  If we fail to comply with these requirements, we could be subject to warning letters, product seizures, injunctions or civil and criminal penalties.  We are currently relying on a third party cGTP-compliant facility to conduct the various steps involved in the AUGMENT process, including the purification of the woman’s mitochondria from the ovarian tissue biopsy.  In the future, we may establish our own processing facility, which would need to be cGTP compliant.  Any failure by us or the third party facility on which we rely to maintain cGTP compliance could require remedial action, such as product recalls and delays in distribution and sales of AUGMENT and any other products that we develop, as well as enforcement actions.

Moreover, even if the FDA or equivalent foreign regulatory authorities allows AUGMENT or any other product candidate to be marketed without premarket approval, the agency could still seek to withdraw the product from the market for a variety of reasons, including if the agency develops concerns regarding the safety or efficacy of the product or the product’s manufacturing process.

OvaTure and any other product candidates for which we obtain marketing approval are subject to continuing regulation after approval.  We may be subject to significant penalties if we fail to comply with these requirements.

Any product candidate for which we obtain marketing approval or clearance will be subject to continuing regulation by the FDA or equivalent foreign regulatory authorities.  For example, such products will be subject to requirements relating to submission of safety and other post-marketing information and reports, registration and listing, manufacturing, packaging, quality control, storage, distribution, quality assurance and corresponding maintenance of records and documents, labeling, advertising and promotional activities, distribution of samples to physicians and recordkeeping.  Even if marketing approval or clearance of a product candidate is granted, the approval or clearance may be subject to limitations on the uses for which the product may be marketed, be subject to restrictions on distribution or use through a risk evaluation and mitigation strategy, or contain requirements for costly post-marketing testing to further evaluate the safety or efficacy of the product.  The FDA closely regulates the post-approval marketing and promotion of drugs, biologics and medical devices to ensure such products are marketed only for the approved indications or cleared uses and in accordance with the provisions of the approved labeling.  The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products other than for their approved indications, we may be subject to enforcement action for off-label marketing.

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

•                  warning or untitled letters from the FDA or equivalent foreign regulatory authorities;

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

Many third party payors, both in the United States and other foreign countries, including national health services or government funded insurance programs as well as private payors, place significant restrictions on coverage and reimbursement for IVF and other ART procedures.  Those restrictions may include limits on the types of procedures covered, limits on the number of procedures covered and overall annual or lifetime dollar limits on reimbursement for IVF and other ART procedures.  As a result, we believe very few third party payors, either in the United States or the EU, will reimburse for AUGMENT or likely our other future products and services.  Thus, it is likely that IVF clinics and physicians will be able to use AUGMENT and our other products and services in the treatment of a patient only if the patient can afford and is willing to pay out-of-pocket.  The cost of AUGMENT and our other future products and services may be beyond the means of many patients.  This may limit the size of the market for AUGMENT or our future products and services and, thereby, limit our future revenues.

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

Several states and certain foreign countries have enacted legislation that may hamper the ability of IVF clinics and physicians to pass through the cost of our products to patients or third party payors.

Several states, including California and New York, and certain foreign countries require direct billing of laboratory or pathology services, prohibit physicians from marking up the cost of laboratory or pathology services when they pass these costs on to patients or other payors or require that physicians disclose to patients what they actually paid to obtain laboratory or pathology services.  Additionally, the federal government has enacted regulations limiting the Medicare reimbursement available to physicians who contract out the technical component of certain laboratory and pathology procedures.

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

Even though we anticipate very limited third party coverage and reimbursement for AUGMENT and our future products and services, our future arrangements with third party payors and IVF clinics and physicians may be subject to foreign, federal and state fraud and abuse laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and

•                  analogous foreign laws and regulations, such as anti-bribery laws and laws governing the promotion of medicinal products or medical devices, as well as the Foreign Corrupt Practices Act, may apply to sales or marketing arrangements and interactions with physicians in countries outside the United States.

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

Laws and regulations governing international operations, including the Foreign Corrupt Practices Act, may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We have begun to expand our operations outside of the United States, and we must comply with numerous laws and regulations relating to our business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the biotechnology industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

The failure to comply with laws governing international business practices may result in substantial penalties. Violation of the FCPA can result in significant civil and criminal penalties. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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

We do not have any processing or manufacturing facilities or personnel.  In July 2013, we entered into a master services agreement with a new global third party manufacturer to provide services for the manufacture of AUGMENT to replace our existing contract manufacturer.  While we believe that our new third party manufacturer has the capability to undertake the manufacture of AUGMENT in accordance with all applicable rules and regulations, there can be no assurance that it will be able to do so successfully.  We do not have internal capabilities to manufacture AUGMENT, or internal or external capabilities to manufacture OvaTure or any other product candidate.

Reliance on third party manufacturers and laboratories entails additional risks, including:

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

Third party manufacturers and laboratories may not be able to comply with cGTP or current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States.  Any performance failure on the part of our existing or future manufacturers and service providers could delay clinical development or marketing approval or adversely affect or impede commercial sales.  Our failure, or the failure of our third party manufacturers and service providers, to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

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

We do not currently have arrangements in place for redundant supply or a second manufacturing source for AUGMENT.  Although we believe that there are other potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. We are pursuing a second manufacturing source for AUGMENT.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize AUGMENT or any future product candidates that we seek to market on a timely and competitive basis.

We do not currently manufacture AUGMENT outside of the United States.  If our current third party manufacturer is unable to supply AUGMENT for certain countries outside the United States, we will need to contract with third party manufacturers that comply with cGTP regulations to supply AUGMENT in other jurisdictions in which we decide to commercialize AUGMENT, if any.  Although we believe there are other manufacturers who could manufacture our product candidates outside the United States, we may incur added costs and delays in identifying and qualifying a non-United States manufacturer.

Providing AUGMENT to patients in jurisdictions outside the United States requires coordination internally among our employees and externally with physicians, IVF clinics, regulatory authorities and third party manufacturers, suppliers and carriers.  For example, a patient’s physician or clinical site will need to coordinate with us to ship a patient’s ovarian tissue biopsy to the cGTP-compliant facility responsible for the next steps in the AUGMENT process, and we will need to coordinate with them to ship isolated cellular components from the patient’s processed tissue back to them.  Such coordination involves a number of risks that may lead to failures or delays in processing our AUGMENT product.  If we are unable to coordinate appropriately, we may encounter delays, incur additional costs or adversely affect our ability to commercialize AUGMENT.

We intend to improve the efficiency and reduce the cost of our current AUGMENT process prior to commercialization.  If we fail to do so, we may not continue commercial activities or generate significant revenues, and the profitability of our planned operations could be adversely affected.

We continue to enhance the process for AUGMENT.  As a result, while we are not able to project the likely AUGMENT costs, we believe that we will need to significantly reduce AUGMENT costs in order to achieve commercial success.  We are actively working on initiatives to achieve these cost savings.  However, there can be no assurance that these initiatives will be successful.  If we are not successful in reducing AUGMENT costs, we may not be able to continue commercial activities on schedule, if at all. AUGMENT revenues may be lower than we expect and the profitability of AUGMENT sales could be adversely affected, possibly materially.

In the future, we may build and equip a cGTP-compliant facility for the processing of AUGMENT.  Constructing and equipping such a facility in compliance with regulatory requirements will be time consuming and expensive.

In the future, we may lease, build and equip a cGTP-compliant facility for the processing of AUGMENT.  We believe that such a facility may be important to our ability to meet demand for AUGMENT and to process AUGMENT on a cost-effective basis.  The leasing, build-out and equipping of this facility will require substantial capital expenditures.  In addition, it will be costly and time consuming to recruit necessary additional personnel for the operation of the facility.  We do not currently have funding available for any of these purposes.  If we are unable to successfully construct and equip a commercial manufacturing facility in compliance with regulatory requirements, or hire additional necessary personnel appropriately, our revenues from AUGMENT, and the profitability of such revenues, may be adversely affected.

Lack of coordination internally among our employees and externally with physicians, IVF clinics and third party suppliers and carriers could result in processing and manufacturing difficulties, regulatory enforcement actions, disruptions or delays and cause us to have insufficient product to meet any AUGMENT site’s  requirements or potential commercial requirements.

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

•                  destruction of, or damage to, patient-specific materials during any of the tissue or cell processing steps required for egg precursor cell isolation and selection of the patient-specific mitochondria;

•                  destruction of, or damage to, patient-specific materials or our product candidates during storage at our facilities;

•                  failure to maintain precise patient records sufficient to ensure the chain of custody;

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

Risks Related to Our Dependence on Third Parties

We will rely on third parties to conduct any AUGMENT studies or clinical trials for other product candidates.  Such third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies or trials.

Our reliance on these third parties for clinical development activities will reduce our control over these activities.

We will remain responsible for ensuring that any AUGMENT studies are conducted in accordance with the general investigational plan and protocols for the study.  Moreover, the FDA and equivalent foreign regulatory authorities will require us to comply with GCPs with respect to any clinical trials conducted in connection with a submission to the FDA or foreign regulatory authorities, including an IND or equivalent application, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety are protected.  We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes.  Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Our reliance on these third parties for providing AUGMENT to IVF clinics and conducting clinical development activities will reduce our control over these activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, provide our products or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.  Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, and could devote more of their resources to such other entities at the expense of expending sufficient resources on our clinical development activities.

We expect to depend on collaborations with third parties for the development and commercialization of our product candidates.  If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We currently intend to commercialize AUGMENT ourselves in some markets and to collaborate with third parties to commercialize AUGMENT and any future product candidates in other markets.  In addition, we may seek partners for further development and commercialization of our other product candidates.  These collaborations could take the form of license, distribution, sales representative, joint venture, sponsored research, co-promotion or other arrangements with pharmaceutical and biotechnology companies, other commercial entities and academic and other institutions.

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

•                  a collaborator with marketing and distribution rights to one or more other products may not commit sufficient resources to the marketing and distribution of our product or products;

•                  collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•                  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate or repeat or conduct new clinical trials;

•                  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

•                  collaborators may create intellectual property that we need to in-license, may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information;

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

We face significant competition in seeking appropriate collaborators.  Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors.  Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States of our product candidate, the potential market for such product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential and relative cost of competing products, uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally.  The collaborator may also consider alternative product candidates or technologies for similar indications or conditions that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.  We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators.  In addition, there have been a significant number of recent business combinations among pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.  Collaborations are complex and time consuming to negotiate, document and manage.  We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all.

If we are not able to obtain a collaborator for a particular program, we may have to curtail the development of such program or of one or more of our other development programs, delay the potential commercialization of such program, reduce the scope of any sales or marketing activities for the program or increase our expenditures and undertake development or commercialization activities for the program at our own expense.  If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.  If we do not have sufficient funds, we may not be able to further develop our product candidates or bring these product candidates to market and generate product revenue.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our intellectual property licenses, we could lose license rights that are important to our business.

We have an exclusive license from MGH with respect to the intellectual property that forms the basis of our business.  Our existing MGH license agreement and another agreement granting rights impose, and we expect that future license agreements will impose, various obligations on us, including diligence, milestone payments, royalty payments, insurance and other obligations.  For example, under our license agreement with MGH, we are required to use commercially reasonable efforts to develop and make available to the public licensed products and to satisfy specified diligence milestones within specified timeframes.  If we fail to comply with our obligations under this or other of our license agreements, our licensors may have the right to terminate our licenses, in which event we might not be able to market products that are covered by these agreements, or to convert our licenses to non-exclusive licenses, which could materially adversely affect the value of the products we developed under the license agreements.  Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or to cease commercialization of licensed technology and products.  This could materially adversely affect our business, particularly in the case of our license from MGH.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products.  We and our licensors have sought to protect our proprietary position by filing patent applications within the United States and abroad related to our novel technologies and products that are important to our business.  The process of obtaining patent protection is uncertain, and we and our licensors may not succeed in obtaining the patent protection for our novel technologies and products that we seek.  If we and our licensors are unable to obtain and maintain patent protection of sufficient scope for our technology and products, our competitors could develop and commercialize technology and products similar or identical to ours, and in that case our ability to successfully commercialize our technology and products may be adversely affected.  This risk is greater outside the United States where some aspects of our in-licensed intellectual property are not protected by patents.  In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

Moreover, under our license agreement with MGH, we do not have the right to control the preparation, filing and prosecution of the licensed patent applications, to defend the validity and enforceability of the licensed patents against challenges by third parties, or to maintain the licensed patents covering our technology or products.  This could also be the case under any other license agreements we enter into in the future.  Therefore, we rely on MGH, and may rely on other licensors in the future, to file, defend and maintain patents that are important to our business.  The failure of MGH or other licensors to successfully prosecute, defend and maintain these patents and patent applications in a manner consistent with the best interests of our business could adversely affect our ability to successfully commercialize our technology and products.

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

If the scope of the patent protection we or our licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours.

Our owned and licensed patents and any owned or licensed patent applications that issue as patents may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage.  Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.  The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad.  Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to use and commercialize, or to stop or prevent others from using or commercializing, similar or identical technology and products, or limit the duration of the patent protection of our technology and products.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  For example, certain of the U.S. patents and patent applications that we exclusively license from MGH will expire in May 2025.  As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We expect to expand our research and development and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research and development and sales and marketing.  To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.  Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

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

•                  the delay or failure to execute our plans for AUGMENT;

•                  results of preclinical testing or clinical trials of our product candidates, including OvaTure, or those of our competitors;

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

•                  litigation and other developments relating to our issued patents or patent applications or other proprietary rights or those of our competitors or other material litigation;

•                  disagreement by the FDA or equivalent foreign regulatory authorities regarding the regulatory pathway applicable to AUGMENT;

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

As of September  30, 2013, we had outstanding 18,224,173 shares of common stock, including the unvested Founders’ Stock.  Of these, 7,630,683 shares may be immediately sold pursuant to one registration statement on Form S-3 (some of which may also be sold pursuant to Rule 144), 3,888,880 shares may be immediately sold pursuant to another registration statement on Form S-3 and  37,434 shares may be sold exclusively pursuant to Rule 144.

Of our remaining outstanding shares, 3,509,634 shares eligible for sale pursuant to Rule 144 are restricted as a result of lock-up agreements that expire on January 25, 2014.

We have also filed Form S-8 registration statements under the Securities Act to register all shares of common stock that we may issue under our equity compensation plans.  These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock beneficially own shares, in the aggregate, representing approximately 57.5% of our outstanding capital stock as of September 30, 2013.  As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

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

We and certain of our executive officers are currently subject to securities class action litigation in connection with our announcement of receiving an “untitled” letter from the FDA, that could result in substantial costs and divert management’s attention.

Following our announcement of an “untitled” letter from the FDA, a purported shareholder class action was filed against us and certain of our executive officers alleging violation of federal securities laws.  We believe such claims are without merit, and will engage in a vigorous defense of such litigation. In connection with such litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance.  We could also suffer a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on September 10, 2013, the Company issued an option grant to Arthur Tzianabos, Ph.D., its Chief Scientific Officer, as a new hire inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act.  The option grant is for the purchase of an aggregate of 312,000 shares of Common Stock at a price per share of $14.27, has a term of ten years and is subject to a vesting schedule of 4 years, with 25% of the shares vesting on September 3, 2014 and 6.25% of the shares vesting each quarter thereafter, subject to his continued employment with the Company.

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

OVASCIENCE, INC.

	By:	/s/ Michelle Dipp
		Name:	Michelle Dipp, M.D., Ph.D.
Date: November 13, 2013		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher Lindblom
		Name:	Christopher Lindblom
Date: November 13, 2013		Title:	Vice President of Finance (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (1)

10.1†	Letter Agreement, dated July 29, 2013 between the Company and Arthur Tzianabos, Ph.D.

10.2†	Stock Option Agreement between the Company and Arthur Tzianabos, Ph.D. dated September 10, 2013

10.3†	Separation Agreement between the Company and Scott Chappel dated July 2, 2013

10.4†	Non-Employee Director Compensation Policy (effective January 1, 2014)

10.5†	Form of amendment to employment letter agreements for Alison Lawton, Christopher Bleck and Christopher Lindblom relating to definition of “good reason” termination.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XTRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

†      Indicates Management or Compensation Plan

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