Form 10-Q
period 2014-03-31
OvaScience, Inc.
filed 2014-05-08
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2014, there were 24,202,656 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2014

Part I.                                    Financial Information

Item 1.                                 Financial Statements

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	As of
	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$56,134	$18,078
Short-term investments	33,331	26,349
Prepaid expenses and other current assets	605	650
Total current assets	90,070	45,077
Property and equipment, net	1,202	880
Investment in joint venture	1,403	1,500
Restricted cash	88	88
Total assets	$92,763	$47,545
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,943	$1,654
Accrued expenses	4,344	4,120
Total current liabilities	6,287	5,774
Other non-current liabilities	74	70
Total liabilities	6,361	5,844

Stockholder’s equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,167,656 and 18,528,215 shares issued at March 31, 2014 and December 31, 2013, respectively; 23,345,082 and 17,541,126 shares outstanding at March 31, 2014 and December 31, 2013, respectively	23	18
Additional paid-in capital	139,374	86,851
Accumulated other comprehensive income (loss)	(3)	10
Deficit accumulated during the development stage	(52,992)	(45,178)
Total stockholders’ equity	86,402	41,701
Total liabilities and stockholders’ equity	$92,763	$47,545

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

			Period
			from April 5,
			2011
	Three Months Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014
Operating expenses:
Research and development	$4,652	$2,680	$27,947
General and administrative	2,998	2,495	24,990
Total operating expenses	7,650	5,175	52,937
Loss from operations	(7,650)	(5,175)	(52,937)
Interest (expense) income, net	(57)	18	52
Other income (expense), net	(10)	—	(10)
Loss from equity method investment	(97)	—	(97)
Net loss	$(7,814)	$(5,157)	$(52,992)
Accretion of convertible preferred stock to redemption value	—	—	(101)
Net loss applicable to common stockholders	$(7,814)	$(5,157)	$(53,093)
Net loss per share applicable to common stockholders—basic and diluted	$(0.41)	$(0.39)	$(5.73)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	19,214	13,345	9,270

Net loss	(7,814)	$(5,157)	$(52,992)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(13)	7	(3)
Comprehensive loss	$(7,827)	$(5,150)	$(52,995)

Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$910	$426	$4,683
General and administrative	(43)	411	3,006

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

			Period
			from April 5,
	Three Months		2011
	Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(7,814)	$(5,157)	$(52,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	47	390
Impairment of property and equipment	—	—	364
Amortization of premium on debt securities	149	108	812
Stock-based compensation expense	867	837	7,689
Issuance of common stock for technology access fee	—	—	2,500
Net loss on equity method investment	97	—	97
Changes in operating assets and liabilities:
Prepaid expenses and other assets	45	97	(605)
Accounts payable	1,401	73	1,555
Accrued expenses and other non-current liabilities	228	(61)	4,419
Net cash used in operating activities	(4,961)	(4,056)	(35,771)
Cash flows from investing activities:
Investment in joint venture	(1,500)	—	(1,500)
Purchases of property, plant and equipment	—	(184)	(1,568)
Maturities of short-term investments	4,714	—	10,384
Sales of short-term investments	4,415	—	4,415
Purchases of short-term investments	(16,273)	—	(48,945)
Increase in restricted cash	—	—	(88)
Net cash used in investing activities	(8,644)	(184)	(37,302)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	41,091
Net proceeds from the issuance of common stock	51,661	32,652	88,116
Net cash provided by financing activities	51,661	32,652	129,207
Net increase in cash and cash equivalents	38,056	28,412	56,134
Cash and cash equivalents at beginning of period	18,078	14,776	—
Cash and cash equivalents at end of period	$56,134	$43,188	$56,134
Supplemental disclosure of non-cash investing and financing activity
Accretion of convertible preferred stock to redemption value	$—	$—	$(101)
Conversion of convertible preferred stock to common stock	$—	$—	$41,192

See accompanying notes.

OvaScience, Inc.

(A development stage company)

Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization and basis of presentation

OvaScience, Inc., a Delaware corporation incorporated on April 5, 2011, is a life science company developing proprietary potential treatments for female infertility based on scientific discoveries about the existence of egg precursor cells. As used in these condensed consolidated financial statements, the terms “OvaScience,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiary, OvaScience Securities Corporation. Our operations to date have been limited to organizing and staffing , business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, planning and conducting a study in humans for our most advanced fertility treatment and undertaking preclinical studies of certain potential fertility treatments. We have commenced our planned principal operations but have not generated any significant revenues to date. Accordingly, we are considered to be in the development stage.

We are subject to a number of risks similar to other life science companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure to provide our treatments to IVF clinics to gain clinical experience in select countries outside of the United States, the need to obtain marketing approval for certain of our treatments, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our fertility treatments and protection of proprietary technology. If we do not successfully commercialize any of treatments, we will be unable to generate treatment revenue or achieve profitability. As of March 31, 2014 we had a deficit accumulated during the development stage of approximately $53.0 million.

Liquidity

We have incurred annual net operating losses in each year since our inception. We have not generated any treatment revenues related to our primary business purpose and have financed our operations primarily through private and public placements of our preferred stock and common stock. We have not completed development of any treatment and have devoted substantially all of our financial resources and efforts to raising capital and research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We believe that our cash, cash equivalents and marketable securities of approximately $89.5 million at March 31, 2014 will be sufficient to fund our current operating plan and allow us to continue as a going concern into 2016. We may be required to obtain additional funding in order to continue to fund our operations for 2016 and beyond. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

2.                                      Basis of Presentation and significant accounting policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2014, the statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, and the statements of cash flows for the three months ended March 31, 2014 and 2013, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at March 31, 2014, results of our operations for the three months ended March 31, 2014 and 2013 and our cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of future results.

Principles of consolidation

The condensed consolidated financial statements include the accounts of OvaScience and the accounts of our wholly-owned subsidiary, OvaScience Securities Corporation. All intercompany transactions have been eliminated in consolidation.

Use of estimates

These condensed consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Summary of significant accounting policies

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K.

Net loss per share

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Potentially dilutive shares, including preferred stock, outstanding stock options and unvested restricted stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

			Period
			from April 5,
			2011
	Three Months Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014
Outstanding stock options and restricted stock units	2,225	2,664	2,225
Unvested founders’ stock	823	1,645	823
Total	3,048	4,309	3,048

3.                                      OvaXon joint venture

On December 18, 2013, we entered into a joint venture with Intrexon Corporation (“Intrexon”) to leverage Intrexon’s synthetic biology technology platform and OvaScience’s technology relating to egg precursor cells to pursue the prevention of genetic disease and animal health. We and Intrexon formed OvaXon, LLC (“OvaXon”) to conduct the joint venture. Each party contributed $1.5 million of cash to OvaXon, each has a 50% equity interest and research and development costs and profits will be split accordingly. Each party will also have 50% control over OvaXon and any disputes between us and Intrexon will be resolved through arbitration, if necessary.

We consider OvaXon a variable interest entity. OvaXon does not have a primary beneficiary as both OvaScience and Intrexon have equal ability to direct the activities of OvaXon through membership in a Joint Steering Committee and an Intellectual Property Committee and 50% voting rights. OvaXon has been accounted for under the equity method and is not consolidated. This analysis and conclusion will be updated annually to reflect any changes in ownership or power over OvaXon.

4.                                      Fair value

The fair value of our financial assets and liabilities reflects our estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (our assumptions about how market participants would price assets and liabilities). We use the following fair value hierarchy to classify assets and liabilities based on the observable inputs and unobservable inputs we used to value our assets and liabilities:

•                  Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•                  Level 3—unobservable inputs based on our assumptions used to measure assets and liabilities at fair value.

For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third-party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2014 or December 31, 2013. We valued the balance of the technology access fee payable to Intrexon for $2.5 million in cash in December 2014 based on a discounted cash flow model. We used a 15% discount rate, which we believe approximates our one year unsecured borrowing rate.

We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider the intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2014 and December 31, 2013, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

The following tables provide our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

Description	Balance as of March 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$56,134	$56,134	$—	$—
Corporate obligations (including commercial paper)	33,331	—	33,331	—
Total assets	$89,465	$56,134	$33,331	$—
Liabilities:
Technology access fee due to Intrexon	$2,270	$—	$—	$2,270
Total liabilities	$2,270	$—	$—	$2,270

Description	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$18,078	$18,078	$—	$—
Corporate obligations (including commercial paper)	26,349	—	26,349	—
Total assets	$44,427	$18,078	$26,349	$—
Liabilities:
Technology access fee due to Intrexon	$2,186	$—	$—	$2,186
Total liabilities	$2,186	$—	$—	$2,186

Changes in the fair value of the Level 3 technology access fee due to Intrexon for the three months ended March 31, 2014 were as follows (in thousands):

Technology access fee
Balance at December 31, 2013	$2,186
Fair value adjustment(1)	84
Balance at March 31, 2014	$2,270

(1)                                 Fair value adjustments consist of interest expense recorded for the three months ended March 31, 2014.

There have been no changes to the valuation methods during the three months ended March 31, 2014 and 2013. There were no transfers of assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2014 or the year ended December 31, 2013. We had no short-term investments that were classified as Level 3 during the quarter ended March 31, 2014 or the year ended December 31, 2013.

Cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are carried at amounts that approximate fair value due to their short-term maturities.

5.                                      Cash, cash equivalents and short-term investments

The following tables summarize our cash, cash equivalents and marketable securities at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$56,134	$—	$—	$56,134
Corporate debt securities
Due in one year or less	26,058	9	(8)	26,059
Due in two years or less	7,273	—	(4)	7,269
Total	$89,465	$9	$(12)	$89,462
Reported as:
Cash and cash equivalents	$56,134	$—	$—	$56,134
Short-term investments	33,331	9	(12)	33,328
Total	$89,465	$9	$(12)	$89,462

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$18,078	$—	$—	$18,078
Corporate debt securities
Due in one year or less	22,631	11	(2)	22,640
Due in two years or less	3,708	2	(1)	3,709
Total	$44,417	$13	$(3)	$44,427
Reported as:
Cash and cash equivalents	$18,078	$—	$—	$18,078
Short-term investments	26,339	13	(3)	26,349
Total	$44,417	$13	$(3)	$44,427

At March 31, 2014 and December 31, 2013 we held ten and eight debt securities that had been in an unrealized loss position for less than 12 months, respectively. We held no investments that had been in a continuous unrealized loss position for 12 months or longer. The aggregate fair value of these securities was $13.9 million and $9.5 million at March 31, 2014 and December 31, 2013, respectively. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the ten debt securities as of March 31, 2014 to be primarily attributable to current economic and market conditions. We will likely not be required to sell these securities, but we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

As of March 31, 2014, we held $9.3 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, Australia, and France. As of December 31, 2013, we held $11.7 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, the Netherlands, Australia, and Norway. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

We had immaterial realized gains and no losses or other-than-temporary impairments on our short-term investments for the three months ended March 31, 2014 and the period from April 5, 2011 (inception) through March 31, 2014 and no realized gains or losses or other-than-temporary impairments for the three months ended March 31, 2013.

6.                                      Common stock

In March 2014, we issued and sold in a public offering an aggregate of 5,518,630 shares of our common stock at $10.00 per share, which included 518,630 shares that represented the partial exercise of an overallotment option granted to the underwriters in connection with the offering. The shares included in our offering were registered under the Securities Act pursuant to our registration statement filed with the Securities and Exchange Commission on Form S-3 (File No. 333-190939), which was filed with the SEC on August 30, 2013. The offering resulted in $51.7 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In March 2013, we issued and sold in a private placement an aggregate of 3,888,880 shares of our common stock to investors at $9.00 per share. The private placement resulted in $32.7 million of net proceeds. We filed a registration statement covering the resale of all such shares.

7.                                      Stock-based compensation

Founders’ Stock

A summary of our Founders’ stock activity and related information is as follows:

Shares
Unvested at December 31, 2013	987,081
Granted	—
Vested	(164,515)
Unvested at March 31, 2014	822,566

We record stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value.

In January 2014, one holder of Founders’ stock transitioned from an employee to a non-employee. This resulted in an additional $0.3 million of stock-based compensation expense during the three months ended March 31, 2014 as the restricted stock is now marked-to-market at each reporting period until vest date.

Stock Options

A summary of our stock option activity and related information is as follows:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
		price per	term	intrinsic
	Shares	Share ($)	(years)	value
				(in thousands)
Outstanding at December 31, 2013	2,413,237	9.26	9.05	6,087
Granted	377,098	10.09
Exercised	(109,866)	0.04
Forfeited	(510,440)	12.87
Cancelled	—	—
Outstanding at March 31, 2014	2,170,029	8.95	8.67	3,753
Exercisable at March 31, 2014	537,544	3.46	8.28	3,112
Vested and expected to vest at March 31, 2014	1,400,912	8.37	8.35	3,094

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $1.1 million for the three months ended March 31, 2014.

The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Three months ended March 31,
	2014	2013
Risk-free interest rate	1.6% - 1.8%	0.9% - 1.1%
Dividend yield	—	—
Volatility	78% - 84%	89% - 91%
Expected term (years)	5.3 - 5.8	5.3 - 9.7

The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us including stage of product development and life science industry focus. The representative group of companies consisted of NeoGenomics, Inc., StemCells, Inc., BioSante Pharmaceuticals, Inc., Sangamo Biosciences, Inc., and Concept Therapeutics, Inc. As a result of being a development stage company in an early stage of product development with no revenues, the representative group of companies has certain similar, but not all similar, characteristics to us. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most comparable to us.

As of March 31, 2014, we had approximately $8.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units, which we expect to recognize over a weighted-average period of 2.45 years.

During the three months ended March 31, 2014, a senior executive resigned.  As of the separation date, however, vesting was accelerated by twelve days for 92,223 of these options and the exercise period was extended to one year; these were accounted for as a modification. The remaining shares were forfeited. As a result of the forfeiture and the modification, we reversed $0.6 million, net, of stock-based compensation expense during the three months ended March 31, 2014.

During the three months ended March 31, 2014, we granted options to purchase 377,098 shares of our common stock at a weighted average grant date fair value of $7.06 per share, and with a weighted average exercise price of $10.09 per share. During the three months ended March 31, 2013, we granted options to employees to purchase 437,542 shares of our common stock at a weighted average grant date fair value of $9.42 per share, and with a weighted average exercise price of $12.78 per share.

Restricted Stock Units

On December 5, 2012, we issued a total of 192,308 restricted stock units, or RSUs, to our Chief Executive Officer. This grant included 128,205 RSUs with time-based vesting as follows: 16,025 shares on March 31, 2013 and 16,025 shares each quarter thereafter until December 31, 2014. The fair value of the time-based RSUs is based on the closing price of our common stock on the award date, or $7.80 per share.  The stock-based compensation expense for the time-based grant is being recognized on a straight-line basis over the vesting period for the portion of the award that is probable of vesting. The grant also included 64,103 RSUs that will vest only upon the achievement of performance conditions that relate to 2013 and 2014 as determined by our board of directors. On March 20, 2013 the board of directors established the 2013 performance criteria for the first tranche of the award and communicated the performance criteria to our Chief Executive Officer. The grant date stock price of these performance-based RSUs was $10.00 per share. In December 2013, certain of the performance criteria were met and as a result, 19,230 performance-based RSUs vested out of a total of 32,051 performance-based RSUs granted. The total fair value of RSUs vested during 2013 (measured on the date of vesting) was $0.8 million and the remaining RSUs were forfeited. On February 7, 2014 the board of directors established the 2014 performance criteria for the second tranche of the award and communicated the performance criteria to the Chief Executive Officer. The grant date stock price of these performance-based RSUs was $8.75 per share. As of March 31, 2014, the Company has determined that the performance criteria are probable of achievement, and is recognizing the related expense for these awards over the requisite service period. We recognized total stock-based compensation expense for the service-based awards and performance-based awards of $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

Overview

OvaScience is a global life science company focused on the discovery, development, and commercialization of new fertility treatments. Our patented technology is based on egg precursor cells, or EggPCSM, which are found in the outer layer of a woman’s own ovaries. The recent discovery of EggPCs countered a long-held medical belief that women are born with a set number of eggs, thereby enabling new possibilities in the treatment of female infertility.

Our portfolio of fertility treatment options takes advantage of proprietary methods to identify, isolate and concentrate EggPCs from the patient’s ovarian tissue. By applying our EggPC technology platform in unique ways, we are developing new fertility treatment options that are designed to improve egg quality and in vitro fertilization, or IVF. Our treatment options under development include the following:

•                  AUGMENTSM aims to improve egg quality and potentially increase the success of IVF by transferring mitochondria from a woman’s EggPCs to her mature egg during IVF. We commenced the international launch of AUGMENT in 2014. We initiated the AUGMENT access program, targeting high-quality IVF clinics in four international regions, and expect to transition these clinics to commercial centers by year end.

•                  OvaPrimeSM is designed to boost a woman’s egg reserve by transferring the EggPCs from the outer layer of her ovary, or the outer cortex, back into the ovary prior to IVF. We expect to introduce OvaPrime outside of the United States in 2015.

•                  OvaTureSM seeks to mature a woman’s own EggPCs into fertilizable eggs without the need for hormone hyperstimulation.

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

Prevent inherited diseases.  By applying gene editing techniques to EggPCs, we believe we may be able to prevent the transmission of inherited diseases, such as Huntington’s Disease, in future generations.

AUGMENT

Our first fertility treatment is AUGMENTSM, of which we commenced the international launch in 2014 through our AUGMENT Centers of Excellence, or ACE, access program. In 2014, we expect to establish ACE clinics in at least four international regions, which we anticipate will result in at least 40 AUGMENT cycles this year. By year end 2014, we expect to transition these ACE clinics to commercial centers. We are targeting international regions that combine elements of the following key criteria:

•                  Key opinion leaders / high volume IVF clinics

•                  High quality IVF labs

•                  Out-of-pocket pay and high average cost per cycle

•                  Donor egg restrictions

As part of AUGMENT, a woman’s eggs may be rejuvenated by injecting mitochondria prepared from her own EggPCs into her egg during IVF. This has the potential to improve egg quality and thereby increase the success of IVF. With higher quality eggs, there is also the potential to reduce the need for multiple embryo transfers, which can result in a lower incidence of conceiving multiples (twins or triplets) and resulting complications.

AUGMENT complements the existing standard of practice for an IVF cycle. Prior to hormone hyperstimulation, a small tissue biopsy is taken from the outer layer of the ovary, where the EggPCs reside. Our proprietary process identifies and isolates the patient’s own EggPCs followed next by the removal of her own mitochondria within the EggPCs. The patient’s own mitochondria are then injected into her egg at the time of intracytoplasmic sperm injection, or ICSI.

The development of assisted reproductive technologies has a long history of innovation based on techniques and tools developed in IVF clinics around the world. In fact, all of the major innovations in fertility treatment have been developed in countries outside of the United States, including IVF and ICSI, and more recently, time-lapse imaging, oocyte vitrification and in vitro maturation of oocytes. We believe that this is a primary reason why the IVF market is predominantly located outside of the United States where 90% of the 1.6 million annual IVF cycles are performed. Given the market size, as well as the innovative history and acceptance of new fertility methods and technologies internationally, we have consistently maintained a strategy to make our fertility treatments available to patients worldwide. We have commenced the international launch of our first fertility treatment, AUGMENT, through our ACE access program, and we are preparing to launch a second fertility treatment using this approach in 2015. We believe that we will be able to introduce AUGMENT into these regions without pre-market review and approval, but if applicable regulatory bodies disagree, we may abandon AUGMENT in that region or suffer significant delay or expense in seeking necessary approvals to gain clinical experience with AUGMENT in the United States ahead of a commercial launch. In December 2012, we initiated a study of AUGMENT in the United States. In September 2013, we received an “untitled” letter from the FDA advising us to file an Investigational New Drug, or IND, application for AUGMENT. Following the receipt of the FDA letter, we chose to suspend enrollment in the U.S. study. We anticipate having further discussions with the FDA to present details on AUGMENT and to determine the appropriate path forward.

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

Collaboration with Intrexon to Accelerate Development of OvaTure

Scope

In December 2013, we entered into a collaboration agreement, or the OvaTure Collaboration, with Intrexon governing the use of Intrexon’s synthetic biology technology platform for the accelerated development of our OvaTure platform. The OvaTure Collaboration provides that Intrexon will deliver laboratory and animal data to support the potential filing of an IND for OvaTure.

Although we have not discussed OvaTure with the FDA, we expect we will need to obtain regulatory approval of OvaTure in the United States prior to commercialization. We own exclusive human commercial rights for OvaTure.

We participate as an equal member on the Joint Steering Committee, or JSC, and the Intellectual Property Committee, or IPC in connection with the OvaTure Collaborations. The JSC shall agree upon the services and the activities to be included in the work plan, and the IPC has authority over intellectual property matters. We have the tie-breaking vote if there are any disputes within the JSC.

Technology Access Fee Payable to Intrexon

The technology access fee payable to Intrexon is comprised of (1) the issuance of 273,224 shares or $2.5 million of our newly issued common stock that was already paid to Intrexon upon the execution of the OvaTure Collaboration in December 2013, and (2) a $2.5 million cash payment due in December 2014.

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

The shares issued to Intrexon are subject to “piggy-back” registration rights that entitle Intrexon to have the shares included in any new registration statement filed in connection with an underwritten public offering, subject to underwriter cutback. The piggy-back registration rights will not be triggered by any offering subject to a previously filed registration statement, including our current universal shelf registration statement.

Research and Development Funding and Potential Commercial Milestone

The JSC will also approve a budget under the work plan. We will reimburse Intrexon for research and development services performed, subject to budget caps. If applicable, we will also make a commercial milestone payment three months after the first commercial sale of OvaTure.

Termination Rights

The OvaTure Collaboration has an indefinite term, and we have the right to terminate the collaboration after 90 days’ prior written notice, and either we or Intrexon may terminate the OvaTure Collaboration after a material breach by the other party that is not cured within 60 days. We may assign the OvaTure Collaboration in the event of a change of control transaction.

Royalties

Upon the delivery of laboratory and animal data necessary to support the successful filing of an IND application, we will incur an obligation to pay Intrexon a mid-single digit royalty on net sales of any OvaTure fertility treatments, and the exact royalty will depend upon whether Intrexon completes the milestone by the targeted deadline of two years after technology transfer.

Joint Venture

In December 2013, we also entered into a joint venture with Intrexon to leverage Intrexon’s synthetic biology technology platform and our technology relating to EggPCs to pursue the prevention of genetic disease and animal health. We and Intrexon formed OvaXon to conduct the joint venture. Each party contributed $1.5 million to OvaXon, each has a 50% equity interest, and research and development costs and profits will be split accordingly. Each party will also have 50% control over OvaXon and any disputes between us and Intrexon will be resolved through arbitration, if necessary.

We recorded our $1.5 million investment in OvaXon as an equity method investment in December 2013. During the three months ended March 31, 2014 we recorded $0.1 million of losses from equity method investments related to our share of OvaXon’s losses during that period.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates, on an ongoing basis, including those related to accrued expenses and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

There were no significant changes to our critical accounting policies and estimates in the three months ended March 31, 2014.

We have irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the change in these items in thousands of dollars and as a percentage:

	Three Months Ended,		2014 / 2013
	March 31,		Comparison
	2014	2013	Increase / (Decrease)
			$	%
Research and development	$4,652	$2,680	$1,972	74%
General and administrative	2,998	2,495	503	20%
Interest (expense) income, net	(57)	18	(75)	-417%
Other income (expense), net	(10)	—	(10)	100%
Loss from equity method investment	(97)	—	(97)	100%
Net Loss	$(7,814)	$(5,157)	$(2,657)	52%

Revenue

To date, we have not generated any revenue. Our ability to generate revenues, which we do not expect will occur prior to the second half of 2014, if ever, will depend heavily on the successful development and eventual commercialization of AUGMENT, OvaPrime, OvaTure, and our other potential fertility treatments.

Research and Development Expense

The $2.0 million or 74% increase in our research and development expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to:

•                  an increase of $1.0 million in license fees due to Massachusetts General Hospital related to a milestone triggered by our financing completed during the first quarter of 2014, of which $0.5 million was paid in April 2014, and the remaining $0.5 million will be paid in March 2015;

•                  an increase of $0.9 million in stock-based compensation expense for employees and non-employees and salaries, bonus, payroll taxes and benefits, which were primarily driven by the hiring of new research and development personnel ($0.4 million) and stock-based compensation expense related to Founders’ shares requiring nonemployee accounting treatment ($0.3 million); and

•                  an increase of $0.4 million in research and development outside services and lab operations offset by $0.3 million in reduced contract manufacturing fees.

Research and development expenses from April 5, 2011 to March 31, 2014 primarily related to the development of AUGMENT, and our collaboration with Intrexon related to the development of OvaTure.

We expect research and development expense to increase if our programs successfully advance. We do not believe that the historical costs are indicative of the future costs associated with these programs nor do they represent what any other future treatment program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a fertility treatment and uncertainties related to cost estimates and our ability to commercialize and/or obtain marketing approval for our treatments, accurate and meaningful estimates of the total costs required to bring our treatments to market are not available.

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

General and Administrative Expense

The $0.5 million or 20% increase in general and administrative expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to:

•                  an increase of $0.7 million in salaries, bonus, payroll taxes and benefits, which were primarily driven by the hiring of new general and administrative personnel;

•                  a decrease of $0.4 million in stock-based compensation expense due to forfeitures of $0.8 million offset by increases due to the hiring of new general and administrative personnel and a modification charge during the quarter; and

•                  an increase of $0.2 million in consulting and commercial preparation expenses.

Interest (Expense) / Income, net

Interest expense, net was $0.1 million for the three months ended March 31, 2014 which included $0.2 million of interest income offset by $0.3 million of short term investment amortization and interest expense incurred to record the final installment payment due to Intrexon at fair value.  In the three months ended March 31, 2013 there was immaterial interest income related to short term investments resulting from the proceeds of our Series B Preferred Stock financing and our private placements of common stock.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any commercial sales to date. We have instead relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of March 31, 2014 are less than six months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our treatments or whether or when we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Cash, cash equivalents and short-term investments	$89,465	$44,427
Working capital	83,783	39,303

			Period
			from April 5,
			2011
			(inception) to
	Three Months Ended, March 31,		March 31,
	2014	2013	2014
Cash (used in) provided by:
Operating activities	$(4,961)	$(4,056)	$(35,771)
Investing activities	(8,644)	(184)	(37,302)
Capital expenditures (included in investing activities above)	—	(184)	(1,568)
Financing activities	51,661	32,652	129,207

Cash Flows

Cash used in operating activities in all of the periods presented was primarily attributed to the funding of our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.

Cash used in investing activities for the three months ended March 31, 2014 included the purchase of and proceeds from maturities of short-term investments and $4.4 million in sales of short-term investments. Our investing activities for the three months ended March 31, 2014 included $1.5 million investment in a joint venture.

Cash used in investing activities for the three months ended March 31, 2013 included the purchases of $0.2 million of property and equipment. Capital expenditures for the three months ended March 31, 2013 consisted of laboratory equipment.

Net cash provided by financing activities for the three months ended March 31, 2014 was primarily the result of a registered offering of an aggregate of 5,518,630 shares of common stock at a price per share of $10.00 resulting in net proceeds of $51.7 million.

Net cash provided by financing activities for the three months ended March 31, 2013 was primarily the result of the private placement sale of an aggregate of 3,888,880 shares of common stock at a price per share of $9.00 resulting in net proceeds of $32.7 million.

We will need substantial additional funds to support our planned operations. In the absence of additional funding, business development activities, and treatment sales, we expect our existing cash, cash equivalents and marketable securities of $89.5 million at March 31, 2014 will enable us to fund our current operating plan into 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for development and commercialization of our treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments.

Our future capital requirements will depend on many factors, including:

•                  introducing our ACE access program into international IVF clinics for physicians to gain experience using AUGMENT and to generate data;

•                  educating physicians and embryologists on the use of AUGMENT;

•                  conducting any AUGMENT studies;

•                  incurring the costs associated with expansion of foreign operations;

•                  establishing a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize AUGMENT and any other potential fertility treatment that we successfully develop;

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

•                  preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property- related claims;

•                  establishing collaborations and partnerships on favorable terms, if at all; and

•                  developing, acquiring or in-licensing other potential fertility treatments and technologies.

Until such time, if ever, that we can generate substantial treatment revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or treatments or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our fertility treatment development or future commercialization efforts or grant rights to develop and market treatments that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013, except for commitments resulting from our public offering as follows:

In March 2014, pursuant to our Exclusive License Agreement with Massachusetts General Hospital, or MGH, our public offering triggered a $1.0 million license fee to be paid to MGH within one year. We paid half of this fee, or $0.5 million, to MGH in April 2014, and the remaining $0.5 million will become due in March 2015.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of March 31, 2014, as compared to an approximate $0.1 million decrease as of December 31, 2013. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.                               Other Information

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, we issued and sold in a public offering an aggregate of 5,518,630 shares of our common stock at $10.00 per share, which included 518,630 shares that represented the partial exercise of an overallotment option granted to the underwriters in connection with the offering. The shares included in our offering were registered under the Securities Act pursuant to our registration statement filed with the Securities and Exchange Commission on Form S-3 (File No. 333-190939), which was filed with the SEC on August 30, 2013 and declared effective on September 10, 2013. Leerink Partners LLC acted as the sole book-running manager for the offering and as representative of the underwriters. Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and Roth Capital Partners, LLC acted as co-managers for the offering. The offering commenced on March 3, 2014 and did not terminate until the sale of all of the shares offered.

The offering resulted in $51.7 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We have invested the net proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest bearing instruments such as commercial paper and corporate debt securities. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus dated March 4, 2014 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on March 5, 2014. We have broad discretion in the use of the net proceeds from our public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Item 5.                                 Other Information

On May 7, 2014, Dr. Christoph Westphal resigned from the board of directors of the Company. Dr. Westphal is the co-founder, president and chief executive officer of Flex Pharma, Inc., a new company developing novel treatments for muscle cramps.

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

OVASCIENCE, INC.

	By:	/s/ Michelle Dipp
		Name:	Michelle Dipp, M.D., Ph.D.
Date: May 8, 2014		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher Bleck
		Name:	Christopher Bleck
Date: May 8, 2014		Title:	Principal Financial and Accounting Officer

Exhibit Index

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (1)

10.1†	Non-Employee Director Compensation Policy (effective January 1, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XTRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†                 Indicates Management or Compensation Plan

(1)         Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35890), filed with the Securities and Exchange Commission on April 30, 2013.