Form 10-Q
period 2014-09-30
OvaScience, Inc.
filed 2014-11-10
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 24,316,817 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2014

Part I.                                    Financial Information

Item 1.                                 Financial Statements

OvaScience, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	As of
	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$12,125	$18,078
Short-term investments	60,041	26,349
Prepaid expenses and other current assets	1,448	650
Total current assets	73,614	45,077
Property and equipment, net	3,103	880
Investment in joint venture	585	1,500
Restricted cash	197	88
Total assets	$77,499	$47,545
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,983	$1,654
Accrued expenses	5,820	4,120
Total current liabilities	8,803	5,774
Other non-current liabilities	71	70
Total liabilities	8,874	5,844

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,280,765 and 18,528,215 shares issued at September 30, 2014 and December 31, 2013, respectively; 23,787,221 and 17,541,126 shares outstanding at September 30, 2014 and December 31, 2013, respectively	24	18
Additional paid-in capital	144,433	86,851
Accumulated other comprehensive income (loss)	(24)	10
Accumulated deficit	(75,808)	(45,178)
Total stockholders’ equity	68,625	41,701
Total liabilities and stockholders’ equity	$77,499	$47,545

See accompanying notes.

OvaScience, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$5,325	$3,262	$14,511	$8,518
Selling, general and administrative	7,074	3,663	15,133	9,603
Total operating expenses	12,399	6,925	29,644	18,121
Loss from operations	(12,399)	(6,925)	(29,644)	(18,121)
Interest (expense) income, net	(25)	34	(109)	77
Other income (expense), net	24	—	38	—
Loss from equity method investment	(523)	—	(915)	—
Net loss	$(12,923)	$(6,891)	$(30,630)	$(18,044)
Net loss per share—basic and diluted	$(0.54)	$(0.40)	$(1.38)	$(1.14)
Weighted average number of shares used in net loss per share—basic and diluted	23,766	17,048	22,192	15,779

Net loss	$(12,923)	$(6,891)	$(30,630)	$(18,044)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(16)	29	(34)	9
Comprehensive loss	$(12,939)	$(6,862)	$(30,664)	$(18,035)

Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$1,740	$644	$3,828	$1,679
Selling, general and administrative	1,213	975	2,207	2,151

See accompanying notes.

OvaScience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months
	Ended
	September,
	2014	2013
Cash flows from operating activities:
Net loss	$(30,630)	$(18,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	169
Impairment of property and equipment	—	364
Amortization of premium on debt securities	638	409
Stock-based compensation expense	6,035	3,830
Net loss on equity method investment	915	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(798)	(262)
Accounts payable	1,893	(84)
Accrued expenses and other non-current liabilities	1,621	212
Net cash used in operating activities	(20,064)	(13,406)
Cash flows from investing activities:
Investment in joint venture	(1,500)	—
Purchases of property and equipment	(1,469)	(507)
Maturities of short-term investments	16,820	3,700
Sales of short-term investments	6,418	—
Purchases of short-term investments	(57,603)	(15,974)
Increase in restricted cash	(109)	—
Net cash used in investing activities	(37,443)	(12,781)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	51,554	32,488
Net cash provided by financing activities	51,554	32,488
Net (decrease) increase in cash and cash equivalents	(5,953)	6,301
Cash and cash equivalents at beginning of period	18,078	14,776
Cash and cash equivalents at end of period	$12,125	$21,077

See accompanying notes.

OvaScience, Inc.

Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization and basis of presentation

OvaScience, Inc., a Delaware corporation incorporated on April 5, 2011, is a global life sciences company focused on the discovery, development, and commercialization of new fertility treatments based on egg precursor, or EggPCSM, cells, which are immature egg cells found in the protective outer layer of a woman’s own ovaries. As used in these condensed consolidated financial statements, the terms “OvaScience,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiaries. Our operations to date have included organizing and staffing, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, undertaking preclinical studies of certain potential fertility treatments and preparing for and launching one fertility treatment in international markets.

Liquidity

We have incurred annual net operating losses in each year since our inception. To date we have not generated any revenue from our fertility treatments and have financed our operations primarily through private and public placements of our preferred stock and common stock. We have launched one fertility treatment in select IVF clinics in three international regions and have two potential treatments in development. We have devoted substantially all of our financial resources and efforts to furthering our research and development, commercializing our fertility treatments, and raising capital. We expect to continue to incur operating losses for at least the next several years.

We believe that our cash, cash equivalents and marketable securities of approximately $72.2 million at September 30, 2014 will be sufficient to fund our current operating plan and allow us to continue as a going concern into 2016. We may be required to obtain additional funding to support our operations for 2016 and beyond. There can be no assurances, however, that we will achieve our current operating plan or that additional funding will be available on terms acceptable to us, or at all.

2.                                      Basis of presentation and significant accounting policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2014, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and the statements of cash flows for the nine months ended September 30, 2014 and 2013, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at September 30, 2014, results of our operations for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of future results.

Principles of consolidation

The condensed consolidated financial statements include the accounts of OvaScience and the accounts of our wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of estimates

These condensed consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Selling, general and administrative costs

We expense selling, general and administrative costs as incurred. Selling, general and administrative costs consist of ongoing costs to run our daily operations and internal costs to support the international launch of the AUGMENTSM Centers of Excellence (“ACE”) access program for the AUGMENT treatment.

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

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of September 30,
	2014	2013
Outstanding stock options and restricted stock units	2,970	2,438
Unvested founders’ stock	494	1,152
Total	3,464	3,590

Summary of significant accounting policies

Our other significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K.

New accounting pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements — Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. We will also be required to evaluate and disclose whether our plans alleviate that doubt. This guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are evaluating this standard to determine if adoption will have a material impact on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from generally accepted accounting principles (GAAP). Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. Prior to the issuance of ASU No. 2014-10, we had met the definition of a DSE since our inception. We have elected to adopt this ASU early, and therefore we have eliminated the incremental disclosures previously required of DSEs, starting with our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which adoption method we will utilize or the effect that the adoption of this guidance will have on our condensed consolidated financial statements.

3.                                     OvaXon joint venture

In December 2013, we entered into a joint venture with Intrexon Corporation (“Intrexon”) to leverage Intrexon’s synthetic biology technology platform and OvaScience’s technology relating to egg precursor, or EggPCSM, cells to create new applications to prevent inherited diseases for human and animal health. We and Intrexon formed OvaXon, LLC (“OvaXon”) to conduct the joint venture. Each party contributed $1.5 million of cash to OvaXon, each has a 50% equity interest and research and development costs and profits will be split accordingly. Each party will also have 50% control over OvaXon and any disputes between us and Intrexon will be resolved through arbitration, if necessary. We have recorded losses from equity method investments related to OvaXon of $0.5 million and $0.9 million for the three and nine months ended September 30, 2014, respectively.

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

4.                                      Fair value

The fair value of our financial assets and liabilities reflects our estimate of amounts that we would have received in connection with the sale of such assets or paid in connection with the transfer of such liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (our assumptions about how market participants would price assets and liabilities). We use the following fair value hierarchy to classify assets and liabilities based on the observable inputs and unobservable inputs we used to value our assets and liabilities:

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

For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third-party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2014 or December 31, 2013. We valued the balance of the technology access fee payable to Intrexon in December 2014 for $2.5 million in cash based on a discounted cash flow model. We used a 15% discount rate, which we believe approximates our one-year unsecured borrowing rate.

We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider the intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2014 and December 31, 2013, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

The following tables provide our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

Description	Balance as of September 30, 2014	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$12,125	$12,125	$—	$—
Corporate obligations (including commercial paper)	60,041	—	60,041	—
Total assets	$72,166	$12,125	$60,041	$—
Liabilities:
Technology access fee due to Intrexon	$2,433	$—	$—	$2,433
Total liabilities	$2,433	$—	$—	$2,433

Description	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$18,078	$18,078	$—	$—
Corporate obligations (including commercial paper)	26,349	—	26,349	—
Total assets	$44,427	$18,078	$26,349	$—
Liabilities:
Technology access fee due to Intrexon	$2,186	$—	$—	$2,186
Total liabilities	$2,186	$—	$—	$2,186

Changes in the fair value of the Level 3 technology access fee due to Intrexon for the three and nine months ended September 30, 2014 were as follows (in thousands):

Technology access fee
Balance at December 31, 2013	$2,186
Fair value adjustment(1)	84
Balance at March 31, 2014	$2,270
Fair value adjustment(1)	83
Balance at June 30, 2014	$2,353
Fair value adjustment(1)	80
Balance at September 30, 2014	$2,433

(1)                                 Fair value adjustments consist of interest expense recorded for the three month periods included in the nine months ended September 30, 2014.

There have been no changes to the valuation methods during the three or nine months ended September 30, 2014 and 2013. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2014 or the year ended December 31, 2013. We had no short-term investments that were classified as Level 3 during the three and nine months ended September 30, 2014 or the year ended December 31, 2013.

Cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are carried at amounts that approximate fair value due to their short-term maturities.

5.                                      Cash, cash equivalents and short-term investments

The following tables summarize our cash, cash equivalents and marketable securities at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$12,125	$—	$—	$12,125
Corporate debt securities
Due in one year or less	47,521	4	(23)	47,502
Due in two years or less	12,544	2	(7)	12,539
Total	$72,190	$6	$(30)	$72,166
Reported as:
Cash and cash equivalents	$12,125	$—	$—	$12,125
Short-term investments	60,065	6	(30)	60,041
Total	$72,190	$6	$(30)	$72,166

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$18,078	$—	$—	$18,078
Corporate debt securities
Due in one year or less	22,631	11	(2)	22,640
Due in two years or less	3,708	2	(1)	3,709
Total	$44,417	$13	$(3)	$44,427
Reported as:
Cash and cash equivalents	$18,078	$—	$—	$18,078
Short-term investments	26,339	13	(3)	26,349
Total	$44,417	$13	$(3)	$44,427

At September 30, 2014 and December 31, 2013 we held 32 and 8 debt securities that had been in an unrealized loss position for less than 12 months, respectively. We held no investments that had been in a continuous unrealized loss position for 12 months or longer. At September 30, 2014 and December 31, 2013 the aggregate fair value of these securities was $35.3 million and $9.5 million, respectively. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the 32 debt securities as of September 30, 2014 to be primarily attributable to current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

As of September 30, 2014, we held $9.9 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, Australia and France. As of December 31, 2013, we held $11.7 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, the Netherlands, Australia and Norway. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

We had immaterial realized gains and no losses or other-than-temporary impairments on our short-term investments for the nine months ended September 30, 2014 and no realized gains or losses or other-than-temporary impairments for the three months ended September 30, 2014 or for the three and nine months ended September 30, 2013.

6.                                      Property and equipment

Property and equipment and related accumulated depreciation are as follows (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Laboratory equipment	$3,781	$1,377
Furniture	106	106
Computer equipment	7	7
Leasehold improvements	159	78
Total property and equipment, gross	4,053	1,568
Less: accumulated depreciation	(950)	(688)
Total property and equipment, net	$3,103	$880

We recorded depreciation and amortization expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. We recorded depreciation and amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. Additionally, in the three and nine months ended September 30, 2013 we recorded an impairment loss of $0.4 million related to certain laboratory equipment that we would no longer use.

7.                                      Common stock

In March 2014, we issued and sold in a public offering an aggregate of 5,518,630 shares of our common stock at $10.00 per share, which included 518,630 shares that represented the partial exercise of an overallotment option granted to the underwriters in connection with the offering. The shares included in our offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement that we filed with the Securities and Exchange Commission on Form S-3 (File No. 333-190939) on August 30, 2013. The offering resulted in $51.6 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In March 2013, we issued and sold in a private placement an aggregate of 3,888,880 shares of our common stock to investors at $9.00 per share. The private placement resulted in $32.5 million of net proceeds. We filed a registration statement covering the resale of all such shares.

8.                                      Stock-based compensation

Founders’ stock

A summary of our Founders’ stock activity and related information is as follows:

Shares
Unvested at December 31, 2013	987,081
Granted	—
Vested	(164,515)
Unvested at March 31, 2014	822,566
Granted	—
Vested	(164,515)
Unvested at June 30, 2014	658,051
Granted	—
Vested	(164,515)
Unvested at September 30, 2014	493,536

We record stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value.

In each of January and May 2014, a director who held Founders’ stock transitioned from our Board of Directors requiring mark-to-market accounting at each subsequent period end for the stock-based compensation expense attributable to such director’s shares of Founders’ stock. This resulted in an additional $1.1 million and $2.0 million of stock-based compensation expense during the three and nine months ended September 30, 2014, respectively, as the restricted stock is now marked-to-market at each reporting period until the vest date.

Stock options

A summary of our stock option activity and related information is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
		price per	term	value
	Shares	share	(years)	(in thousands)

Outstanding at December 31, 2013	2,413,237	$9.26	9.05	$6,087
Granted	1,481,598	10.34
Exercised	(202,098)	0.04
Forfeited	(745,138)	12.30
Cancelled	(25,375)	5.48
Outstanding at September 30, 2014	2,922,224	9.71	8.72	20,145
Exercisable at September 30, 2014	708,729	8.35	7.09	5,849
Vested and expected to vest at September 30, 2014	2,006,138	9.49	8.51	14,272

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $0.2 million and $1.8 million for the three and nine months ended September 30, 2014, respectively.

The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	2.1%	2.1%	1.6% - 2.1%	0.9% - 2.1%
Dividend yield	—	—	—	—
Volatility	84%	84%	76% - 84%	83% - 91%
Expected term (years)	6.1	6.0 - 6.1	5.3 - 6.1	5.3 - 6.1

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

As of September 30, 2014, we had approximately $12.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units, which we expect to recognize over a weighted-average period of 2.43 years.

During the three months ended March 31, 2014, a senior executive resigned from employment with us.  In connection with the separation, we accelerated the vesting by twelve days for 92,223 stock options and extended the period over which the stock options were exercisable to one year. The remaining stock options were forfeited. As a result of the forfeiture and the modification, we reversed $0.6 million, net, of stock-based compensation expense during the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, we granted options to purchase 0.3 million and 1.5 million shares of our common stock at weighted average grant date fair values of $11.42 and $7.27 per share, respectively, and with weighted average exercise prices of $15.67 and $10.34 per share, respectively. During the three and nine months ended September 30, 2013, we granted options to employees to purchase 0.5 million and 1.3 million shares of our common stock at weighted average grant date fair values of $10.24 and $9.85, respectively, and with weighted average exercise prices of $14.27 and $13.68 per share, respectively.

Restricted stock units

On December 5, 2012, we issued a total of 192,308 restricted stock units, or RSUs, to our Chief Executive Officer. This grant included 128,205 RSUs with time-based vesting as follows: 16,025 shares on March 31, 2013 and 16,025 shares each quarter thereafter until December 31, 2014. The fair value of the time-based RSUs is based on the closing price of our common stock on the grant date, or $7.80 per share.  The stock-based compensation expense for the time-based grant is being recognized on a straight-line basis over the vesting period for the portion of the award that is probable of vesting.

This grant also included 64,103 RSUs that will vest only upon the achievement of performance conditions that relate to 2013 and 2014 as determined by our board of directors. On March 20, 2013, the board of directors established the 2013 performance criteria for the first tranche of the award and communicated the performance criteria to the Chief Executive Officer. The closing price of our common stock on the grant date of these performance-based RSUs was $10.00 per share. In December 2013, certain of the performance criteria were met and as a result, 19,230 performance-based RSUs vested out of a total of 32,051 performance-based RSUs granted. The total fair value of RSUs vested during 2013 (measured on the date of vesting) was $0.8 million and the remaining RSUs were forfeited. On February 7, 2014 the board of directors established the 2014 performance criteria for the second tranche of the award and communicated the performance criteria to the Chief Executive Officer. The closing price of our common stock on the grant date of these performance-based RSUs was $8.75 per share. As of September 30, 2014, the Company has determined that certain of the performance criteria are probable of achievement, and is recognizing the related expense for these awards over the requisite service period. We recognized total stock-based compensation expense for the service-based awards and performance-based awards of $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. We recognized total stock-based compensation expense for the service-based awards and performance-based awards of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal”, “seek”, “likely,” “hope” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014  and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

Overview

OvaScience is a global life sciences company focused on the discovery, development, and commercialization of new fertility treatments. Our patented technology is based on egg precursor, or EggPCSM, cells, which are immature egg cells found in the protective outer layer of a woman’s own ovaries. The discovery of EggPC cells countered a long-held medical belief that women are born with a set number of eggs that die over time, thereby enabling new possibilities in the treatment of female infertility.

Our portfolio of fertility treatment options takes advantage of proprietary methods to identify and isolate EggPC cells from a patient’s ovarian tissue. By applying our EggPC technology platform in unique ways, we are developing and commercializing new fertility treatment options that are designed to improve egg health and in vitro fertilization, or IVF.

We have launched the AUGMENTSM treatment in 2014 in select IVF clinics in three international regions, and we remain on track to establish the AUGMENT Centers of Excellence, or ACE, access program in a fourth international region this year. The AUGMENT treatment is not available in the United States. This treatment is specifically designed to improve egg health. Improved egg health may offer the potential for better IVF success rates.  With the AUGMENT treatment, energy-producing mitochondria from a patient’s own EggPC cells are added to the patient’s mature eggs during the IVF process to supplement the existing mitochondria.

Our treatment options under development include the following:

•                  The OvaPrimeSM treatment is a potential fertility treatment that could enable a woman to expand her egg reserve. The OvaPrime treatment is designed to transfer a patient’s EggPC cells from the protective ovarian lining to the patient’s ovaries where they may mature into fertilizable eggs during the IVF process. We continue to conduct additional proof-of-concept studies and expect to report data by the end of 2014, and plan to introduce the OvaPrime treatment in certain IVF centers in select international regions in the second half of 2015.

•                  The OvaTureSM treatment is a potential next-generation IVF treatment that could help a woman produce healthy, young, fertilizable eggs without hormone injections. The OvaTure treatment seeks to mature a woman’s own EggPC cells into eggs outside the body. This potential treatment may be an option for women with compromised eggs, who are unable to make eggs, or who may be unwilling or unable to undergo hormone hyperstimulation, such as women diagnosed with cancer. We are conducting preclinical human proof-of-concept studies and expect to have results by the end of 2014.

We believe our EggPC technology has the potential to make significant advances in the field of fertility because it may enable us to address poor egg and embryo quality due to age and other causes. We believe our EggPC technology could improve IVF by:

Increasing live birth rates and reducing the number of IVF cycles.  By improving egg health, we believe we may increase the number of higher quality embryos resulting from an IVF cycle, and, in so doing, may increase the percentage of live births and reduce the number of IVF cycles required.

Reducing the incidence of multiple births.  By generating higher quality eggs, we believe our EggPC technology may allow for the transfer of fewer embryos per cycle and, as a result, lower the incidence of multiple births and the associated complications.

Lowering the overall cost of the IVF process.  If we reduce the number of IVF cycles required for a live birth and the incidence of multiple births, we believe our fertility treatment options may also lower the overall costs associated with the IVF process.

Reducing the need for hormonal hyperstimulation.  We are designing our OvaTure technology to mature EggPC cells into fertilizable eggs ex vivo, or outside the body. OvaTure could reduce, or possibly eliminate, the need for hormonal hyperstimulation for the maturation of multiple oocytes prior to egg retrieval in the IVF process.

Prevent inherited diseases.  OvaXonSM is a joint venture with Intrexon Corporation, which is focused on developing new applications to prevent the transmission of inherited diseases by gene editing EggPC cells for applications in human and animal health.

The AUGMENT Treatment

We have launched the AUGMENT treatment in 2014 through our ACE access program in select IVF clinics in three international regions, and we remain on track to establish the ACE access program in a fourth international region this year.  The AUGMENT treatment is not available in the United States.  More than 60 patients are receiving the AUGMENT treatment, exceeding our target of 40-60 patients in treatment by the end of 2014.  We expect to transition these ACE clinics to commercial centers by the end of 2014, generating initial revenue, and to expand the treatment’s availability in additional IVF clinics in select international regions in 2015. We continue to target international regions that combine elements of the following key criteria:

•                  Key opinion leaders / high volume IVF clinics

•                  High quality IVF labs

•                  Out-of-pocket pay and high average cost per cycle

•                  Donor egg restrictions

As part of the AUGMENT treatment, a woman’s eggs may be revitalized by injecting mitochondria from her own EggPC cells into her egg during IVF. This has the potential to improve egg health. Improved egg health may offer the potential for better IVF success rates.

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

The development of assisted reproductive technologies has a long history of innovation based on techniques and tools developed outside the United States, including IVF and ICSI and, more recently, time-lapse imaging, oocyte vitrification and in vitro maturation of oocytes. We believe that this is a primary reason why the IVF market is predominantly located outside of the United States and why 90% of the 1.5 million annual IVF cycles are performed outside of the United States. Given the market size, as well as the innovative history and acceptance of new fertility methods and technologies internationally, we have consistently maintained a strategy to make our fertility treatments available to patients worldwide. We have commenced the international launch of the AUGMENT treatment through our ACE access program, and we are preparing to and hope to launch a second fertility treatment using this approach in 2015. We believe that we will be able to continue to offer the AUGMENT treatment in international regions where we have already launched the treatment and introduce the AUGMENT treatment into certain new international regions, in each case without pre-market review and approval, but if applicable regulatory bodies disagree, we may abandon the AUGMENT treatment in that region or suffer significant delay or expense in seeking necessary approvals. In September 2013, we received an “untitled” letter from the FDA advising us to file an Investigational New Drug, or IND, application for the AUGMENT treatment. We anticipate having further discussions with the FDA to present details on AUGMENT and to determine the appropriate path forward.

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

Collaboration with Intrexon to Accelerate Development of OvaTure

Scope

In December 2013, we entered into a collaboration agreement, or the OvaTure Collaboration, with Intrexon governing the use of Intrexon’s synthetic biology technology platform for the accelerated development of our OvaTure platform. The OvaTure Collaboration provides that Intrexon will deliver laboratory and animal data to support a potential filing for the OvaTure treatment.

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

Technology Access Fee Payable to Intrexon

The technology access fee we agreed to pay to Intrexon in connection with the OvaTure Collaboration is comprised of (1) the issuance of 273,224 shares or $2.5 million of our common stock that was paid to Intrexon upon the execution of the OvaTure Collaboration in December 2013, and (2) a $2.5 million cash payment due in December 2014.

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

The shares issued to Intrexon are subject to “piggy-back” registration rights that entitle Intrexon to have the shares included in any new registration statement filed in connection with an underwritten public offering, subject to underwriter cutback. The piggy-back registration rights will not be triggered by any offering subject to a registration statement filed prior to the execution of the OvaTure Collaboration, including our universal shelf registration statement on Form S-3 (File No. 333-190939).

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

We recorded our $1.5 million investment in OvaXon as an equity method investment in December 2013. During the three and nine months ended September 30, 2014, we recorded $0.5 million and $0.9 million of losses, respectively, from our share of OvaXon’s losses during those periods.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We evaluate our estimates, on an ongoing basis, including those related to accrued expenses and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. Actual results could differ from those estimates.

Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

There were no significant changes to our critical accounting policies and estimates in the nine months ended September 30, 2014.

We have irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013, together with the change in these items in thousands of dollars and as a percentage (dollars in thousands):

	Three Months Ended,		2014 / 2013		Nine Months Ended,		2014 / 2013
	September 30,		Comparison		September 30,		Comparison
	2014	2013	Increase / (Decrease)		2014	2013	Increase / (Decrease)
			$	%			$	%
Research and development	$5,325	$3,262	$2,063	63%	$14,511	$8,518	$5,993	70%
Selling, general and administrative	7,074	3,663	3,411	93%	15,133	9,603	5,530	58%
Interest (expense) income, net	(25)	34	(59)	(174)%	(109)	77	(186)	(242)%
Other income (expense), net	24	—	24	100%	38	—	38	100%
Loss from equity method investment	(523)	—	(523)	100%	(915)	—	(915)	100%
Net Loss	$(12,923)	$(6,891)	$(6,032)	88%	$(30,630)	$(18,044)	$(12,586)	70%

Revenue

To date, we have not generated any revenue. Our ability to generate revenues will depend heavily on the successful development and commercialization of the AUGMENT, OvaPrime, OvaTure treatments, and our other potential fertility treatments.

Research and Development Expense

The $2.1 million, or 63%, increase in our research and development expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to:

•                  An increase of $1.3 million for employee compensation and related benefits, including stock-based compensation expense. The increase was primarily driven by certain mark-to-market Founders’ stock for an additional $0.8 million and the hiring of new research and development personnel;

•                  An increase of $1.0 million in research and development outside services primarily driven by $0.8 million related to our collaboration with Intrexon for the development of OvaTure, and additional grants and collaborations of $0.5 million all of which was partially offset by reduced consulting and contract research organization costs;

•                  An increase of $0.5 million in additional lab supplies, travel and facilities costs; and

•                  The additional costs were offset by $0.4 million of asset impairment in 2013 that did not recur in 2014.

The $6.0 million, or 70%, increase in our research and development expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to:

•                  An increase of $3.1 million for employee compensation and related benefits, including stock-based compensation expense. The increase was primarily driven by $2.1 million of additional stock compensation expense for the Founders’ stock requiring mark-to-market accounting, and hiring of new research and development personnel;

•                  An increase of $1.8 million related to our collaboration with Intrexon for the development of OvaTure and $1.1 million of additional grants and collaborations offset by reductions of $1.5 million in contract manufacturing as we began the international launch of AUGMENT and $0.8 million of consulting expense as we expanded our internal resources.

•                  An increase of $1.0 million in license fees due to Massachusetts General Hospital related to a milestone triggered by our financing completed during the first quarter of 2014, of which $0.5 million was paid in April 2014, and the remaining $0.5 million will be paid in March 2015;

•                  An increase of $0.7 million as a result of an additional $0.5 million of lab supplies and operations costs and $0.2 million of additional travel related expenses;

•                  An increase of $0.3 million in additional facilities costs; and

•                  The additional costs were offset by $0.4 million of asset impairment in 2013 that did not recur in 2014.

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

Selling, General and Administrative Expense

Selling, general and administrative costs consist of ongoing costs to run our operations and support the international launch of the ACE access program for our AUGMENT treatment. The $3.4 million, or 93%, increase in selling, general and administrative expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to:

•                  An increase of $1.2 million for employee compensation and related benefits, including stock-based compensation expense. The increase was primarily driven by the hiring of new selling, general and administrative personnel and $0.5 million in stock-based compensation expense related to Founders’ stock requiring mark-to-market accounting treatment;

•                  An increase of $1.1 million in ACE access program set-up costs including travel and facilities costs; and

•                  An increase of $0.8 million in additional recruiting, consulting, legal and marketing expenses.

The $5.5 million, or 58%, increase in selling, general and administrative expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to:

•                  An increase of $2.1 million for employee compensation and related benefits. The increase was primarily driven by the hiring of new selling, general and administrative personnel;

•                  An increase of $1.8 million in ACE access program set-up costs;

•                  An increase of $0.7 million in recruiting, consulting, marketing and travel expenses; and

•                  An increase of $1.1 million in legal and professional services expenses.

Interest (Expense) / Income, Net

Interest expense, net, for the three months ended September 30, 2014 included $0.3 million of interest income offset by $0.3 million of short-term investment amortization and interest expense incurred to record the final installment payment due to Intrexon at fair value.  In the three months ended September 30, 2013 there was immaterial interest income related to short-term investments resulting from the proceeds of our Series B Preferred Stock financing and our private placements of common stock.

Interest expense, net, was $0.1 million for the nine months ended September 30, 2014, and included $0.8 million of interest income offset by $0.9 million of short-term investment amortization and interest expense incurred to record the final installment payment due to Intrexon at fair value.  In the nine months ended September 30, 2013 there was immaterial interest income related to short-term investments resulting from the proceeds of our Series B Preferred Stock financing and our private placements of common stock.

Loss from Equity Method Investment

Loss from equity method investment was $0.5 million and $0.9 million for the three and nine months ended September 30, 2014, respectively. These losses result from our OvaXon joint venture established in December 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any commercial sales to date. We have instead relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of September 30, 2014 are less than six months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our treatments or whether or when we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Cash, cash equivalents and short-term investments	$72,166	$44,427
Working capital	64,811	39,303

	Nine Months Ended,
	September 30,
	2014	2013
Cash (used in) provided by:
Operating activities	$(20,064)	$(13,406)
Investing activities	(37,443)	(12,781)
Capital expenditures (included in investing activities above)	(1,469)	(507)
Financing activities	51,554	32,488

Cash Flows

Cash used in operating activities in all of the periods presented was primarily driven by our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.

Cash used in investing activities for the nine months ended September 30, 2014 included purchases of $57.6 million of short-term investments, a $1.5 million investment in a joint venture and capital expenditures of $1.5 million, which were offset by proceeds from maturities of short-term investments of $16.8 million and $6.4 million in sales of short-term investments. Capital expenditures in the nine months September 30, 2014 primarily consisted of manufacturing equipment.

Cash used in investing activities for the nine months ended September 30, 2013 included $16.0 million in purchases of short-term investments and capital expenditures of $0.5 million, which were offset by proceeds of $3.7 million from maturities of short-term investments. Capital expenditures in the nine months ended September 30, 2013 primarily consisted of laboratory equipment.

Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of a registered offering of an aggregate of 5,518,630 shares of common stock at a price per share of $10.00 resulting in net proceeds of $51.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of the private placement sale of an aggregate of 3,888,880 shares of common stock at a price per share of $9.00 resulting in net proceeds of $32.5 million.

We will need substantial additional funds to support our planned operations and commercialization strategy. In the absence of additional funding, business development activities, and treatment sales, we expect our existing cash, cash equivalents and marketable securities of $72.2 million at September 30, 2014 will enable us to fund our current operating plan into 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for development and commercialization of our treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments.

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

•                  incurring costs associated with the setup and expansion of foreign operations;

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

In March 2014, pursuant to our Exclusive License Agreement with Massachusetts General Hospital, or MGH, our public offering triggered a $1.0 million license fee to be paid to MGH within one year. In accordance with the agreement, we paid half of this fee, or $0.5 million, to MGH in April 2014, and the remaining $0.5 million will become due in March 2015.

Recently Adopted Accounting Standards

There are no recently issued accounting standards that have a material impact on us for the periods presented.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our investments as of September 30, 2014, as compared to an approximate $0.1 million decrease as of December 31, 2013. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6, 2014, this purported shareholder class action was re-filed by the plaintiff in the United States District Court for the District of Massachusetts, naming us and certain of our officers as defendants. The lawsuit includes the same allegations as were included in the action filed on September 16, 2013. The plaintiff filed an amended complaint on October 31, 2014. As amended, the complaint seeks certification of a class of purchasers of our stock during the period February 25, 2013 through September 10, 2013. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. Our answer to the plaintiff's amended complaint is due by December 16, 2014. We believe that this action is without merit and intend to defend it vigorously. At this time, no assessment can be made as to the likely outcome of this lawsuit or whether the outcome will be material to us.

We are not party to any other litigation in any court and management is not aware of any contemplated proceeding by any governmental authority against us.

Item 1A.                        Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, there have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on September 17, 2014, the Company issued an option grant to Jeffrey E. Young, its Chief Financial Officer and Treasurer, as a new hire inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act.  The option grant is for the purchase of an aggregate of 224,000 shares of Common Stock at a price per share of $15.67 subject to his continued employment with the Company.

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

OVASCIENCE, INC.

	By:	/s/ Michelle Dipp, M.D., Ph.D.
		Name:	Michelle Dipp, M.D., Ph.D.
Date: November 10, 2014		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Young
		Name:	Jeffrey Young
Date: November 10, 2014		Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit	Description

10.1*	Offer Letter from the Company to Jeffrey E. Young, dated July 22, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 18, 2014 (File No. 001-35890)).

10.2*	Stock Option Agreement between the Company and Jeffrey E. Young dated September 18, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Indicates management contract or compensatory plan