Form 10-Q
period 2015-03-31
OvaScience, Inc.
filed 2015-05-11
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were 27,194,884 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

Part I.                                    Financial Information

Item 1.                                 Financial Statements

OvaScience, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	As of March 31,	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$134,698	$6,414
Short-term investments	34,641	53,817
Prepaid expenses and other current assets	1,886	1,647
Restricted cash	109	—
Total current assets	171,334	61,878
Property and equipment, net	4,159	3,367
Investment in joint venture	196	—
Restricted cash	88	197
Other long-term assets	—	130
Total assets	$175,777	$65,572
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,493	$2,520
Accrued expenses and other current liabilities	4,116	7,654
Total current liabilities	6,609	10,174
Other non-current liabilities	74	73
Total liabilities	6,683	10,247

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,194,884 and 24,413,666 shares issued at March 31, 2015 and December 31, 2014, respectively; 27,030,370 and 24,084,637 shares outstanding at March 31, 2015 and December 31, 2014, respectively	27	24
Additional paid-in capital	280,972	150,025
Accumulated other comprehensive loss	(1)	(26)
Accumulated deficit	(111,904)	(94,698)
Total stockholders’ equity	169,094	55,325
Total liabilities and stockholders’ equity	$175,777	$65,572

See accompanying notes.

OvaScience, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues	$15	$—
Costs and expenses:
Costs of revenues	35	—
Research and development	5,747	4,652
Selling, general and administrative	11,046	2,998
Total costs and expenses	16,828	7,650
Loss from operations	(16,813)	(7,650)
Interest income (expense), net	44	(57)
Other income (expense), net	34	(10)
Loss from equity method investment	(471)	(97)
Net loss	$(17,206)	$(7,814)
Net loss per share—basic and diluted	$(0.65)	$(0.41)
Weighted average number of shares used in net loss per share—basic and diluted	26,588	19,214

Net loss	$(17,206)	$(7,814)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	25	(13)
Comprehensive loss	$(17,181)	$(7,827)

See accompanying notes.

OvaScience, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,206)	$(7,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	66
Amortization of premium on debt securities	171	149
Stock-based compensation expense	6,367	867
Net loss on equity method investment	471	97
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(239)	45
Accounts payable	(657)	1,401
Accrued expenses and other non-current liabilities	(3,528)	228
Net cash used in operating activities	(14,394)	(4,961)
Cash flows from investing activities:
Investment in joint venture	(750)	(1,500)
Purchases of property, plant and equipment	(389)	—
Maturities of short-term investments	19,030	4,714
Sales of short-term investments	—	4,415
Purchases of short-term investments	—	(16,273)
Net cash provided by (used in) investing activities	17,891	(8,644)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	124,063	51,661
Issuances of common stock under benefit plans, net of withholding taxes paid	724	—
Net cash provided by financing activities	124,787	51,661
Net increase in cash and cash equivalents	128,284	38,056
Cash and cash equivalents at beginning of period	6,414	18,078
Cash and cash equivalents at end of period	$134,698	$56,134

See accompanying notes.

OvaScience, Inc.

Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization and basis of presentation

OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a global fertility company developing proprietary potential treatments for female infertility based on recent scientific discoveries about the existence of egg precursor cells. As used in these condensed consolidated financial statements, the terms “OvaScience,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiaries. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, developing the AUGMENT treatment, launching the AUGMENT treatment in select international in vitro fertilization (IVF) clinics, researching and developing the OvaPrime treatment and the OvaTure treatment, and determining the regulatory and development path for our fertility treatments. We have commenced our planned principal operations but have not generated any significant revenues to date.

We are subject to a number of risks similar to other life science companies in the development stage, including, but not limited to, the need to obtain adequate additional funding, possible failure to provide our treatments to IVF clinics to gain clinical experience in select countries outside of the United States, the need to obtain marketing approval for certain of our treatments, competitors developing new technological innovations, and the need to successfully commercialize and gain market acceptance of our treatments and protection of proprietary technology. If we do not successfully commercialize our treatments, we will be unable to generate treatment revenue or achieve profitability. As of March 31, 2015 we had an accumulated deficit of approximately $111.9 million.

Liquidity

We have incurred annual net operating losses in each year since our inception. We have generated limited treatment revenues related to our primary business purpose and have financed our operations primarily through private placements of our preferred stock and common stock. We have launched one fertility treatment, the AUGMENT treatment, in select international IVF clinics and have two potential treatments in development.  We have devoted substantially all of our financial resources and efforts to the launch of the AUGMENT treatment, raising capital and research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years.

2.                                      Basis of presentation and significant accounting policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2015, the statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and the statements of cash flows for the three months ended March 31, 2015 and 2014, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at March 31, 2015, results of our operations for the three months ended March 31, 2015 and 2014 and our cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of future results.

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

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of March 31,
	2015	2014
Outstanding stock options and restricted stock units	3,943	2,225
Unvested founders’ stock	165	823
Total	4,108	3,048

Summary of significant accounting policies

Our other significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have recorded losses from equity method investments related to OvaXon of $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. As of December 31, 2014, OvaXon had incurred expenses in excess of the initial investment. The additional expense incurred is included within accrued expenses on our balance sheet, as we had the intent to fund the joint venture in the future. Each party contributed an additional $0.8 million in January 2015.

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

4.                                      Fair value

The fair value of our financial assets and liabilities reflects our estimate of amounts that we would have received in connection with the sale of such assets or paid in connection with the transfer of such liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (our assumptions about how market participants would price assets and liabilities). We use the following fair value hierarchy to classify assets and liabilities based on the observable inputs and unobservable inputs we used to value our assets and liabilities:

·                  Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities.

·                  Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

·                  Level 3—unobservable inputs based on our assumptions used to measure assets and liabilities at fair value.

For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third-party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2015 or December 31, 2014.

We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider the intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2015 and December 31, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

The following tables provide our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

Description	Balance as of March 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$134,698	$134,698	$—	$—
Corporate debt securities (including commercial paper)	34,641	—	34,641	—
Total assets	$169,339	$134,698	$34,641	$—

Description	Balance as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,414	$6,414	$—	$—
Corporate debt securities (including commercial paper)	53,817	—	53,817	—
Total assets	$60,231	$6,414	$53,817	$—

Cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are carried at amounts that approximate fair value due to their short-term maturities.

5.                                      Cash, cash equivalents and short-term investments

The following tables summarize our cash, cash equivalents and short-term investments at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$134,698	$—	$—	$134,698
Corporate debt securities
Due in one year or less	34,642	5	(6)	34,641
Total	$169,340	$5	$(6)	$169,339
Reported as:
Cash and cash equivalents	$134,698	$—	$—	$134,698
Short-term investments	34,642	5	(6)	34,641
Total	$169,340	$5	$(6)	$169,339

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$6,414	$—	$—	$6,414
Corporate debt securities
Due in one year or less	53,843	2	(28)	53,817
Total	$60,257	$2	$(28)	$60,231
Reported as:
Cash and cash equivalents	$6,414	$—	$—	$6,414
Short-term investments	53,843	2	(28)	53,817
Total	$60,257	$2	$(28)	$60,231

At March 31, 2015 and December 31, 2014 we held twelve and thirty-two debt securities that had been in an unrealized loss position for less than 12 months, respectively. We held no investments that had been in a continuous unrealized loss position for 12 months or longer. At March 31, 2015 and December 31, 2014 the aggregate fair value of these securities was $13.2 million and $44.2 million, respectively. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the twelve debt securities as of March 31, 2015 to be primarily attributable to current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

As of March 31, 2015, we held $5.4 million in financial institution debt securities and other corporate debt securities located in Canada and the United Kingdom. As of December 31, 2014, we held $7.5 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, and France. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

We had no realized gains or losses or other-than-temporary impairments on our short-term investments for the three months ended March 31, 2015. We had immaterial realized gains and no losses or other-than-temporary impairments on our short-term investments for the three months ended March 31, 2014.

6.                                      Property and equipment

Property and equipment and related accumulated depreciation are as follows (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Laboratory equipment	$5,089	$4,093
Furniture	207	207
Computer equipment	7	7
Leasehold improvements	199	198
Total property and equipment, gross	5,502	4,505
Less: accumulated depreciation	(1,343)	(1,138)
Total property and equipment, net	$4,159	$3,367

We recorded depreciation and amortization expense of $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

7.                                      Common stock

In January 2015, we issued and sold in an underwritten public offering an aggregate of 2,645,000 shares of our common stock at $50 per share, which included 345,000 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-3 (File No. 333-200040) that the Securities and Exchange Commission declared effective on November 21, 2014. The offering resulted in $124.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In March 2014, we issued and sold in a public offering an aggregate of 5,518,630 shares of our common stock at $10.00 per share, which included 518,630 shares that represented the partial exercise of an overallotment option granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement Form S-3 (File No. 333-190939) that the Securities and Exchange Commission declared effective on September 10, 2013. The offering resulted in $51.7 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

8.                                      Stock-based compensation

Founders’ stock

A summary of our Founders’ stock activity and related information is as follows:

Shares
Unvested at December 31, 2014	329,021
Granted	—
Vested	(164,515)
Unvested at March 31, 2015	164,506

We record stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value.

Stock options

A summary of our stock option activity and related information is as follows:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
		price per	Term	value
	Shares	share	(years)	(in thousands)

Outstanding at December 31, 2014	3,628,628	$16.01	9.11	$102,355
Granted	419,500	42.10
Exercised	(130,690)	6.91
Forfeited	(5,000)	32.36
Cancelled	(4,006)	11.30
Outstanding at March 31, 2015	3,908,432	19.10	9.02	64,178
Exercisable at March 31, 2015	698,661	8.94	7.99	18,016
Vested and expected to vest at March 31, 2015	2,598,271	18.63	8.95	44,097

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $4.9 million for the three months ended March 31, 2015.

The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.6% - 1.9%	1.6% - 1.8%
Dividend yield	—	—
Volatility	75%	78% - 84%
Expected term (years)	6.0 - 9.9	5.3 - 5.8

As of March 31, 2015, we had approximately $26.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which we expect to recognize over a weighted-average period of 3.31 years.

During the three months ended March 31, 2015, we granted options to purchase 419,500 shares of our common stock at weighted average grant date fair values of $25.03 per share and with weighted average exercise prices of $42.10 per share. During the three months ended March 31, 2014, we granted options to purchase 377,098 shares of our common stock at weighted average grant date fair values of $7.06 and with weighted average exercise prices of $10.09 per share.

Restricted stock units

We granted restricted stock units (“RSUs”) to our Chief Executive Officer in December 2014 and 2012. The RSUs issued at each date included a service-based award that vests evenly over eight quarters and a performance-based award that vests in two one-year tranches upon the achievement of certain performance conditions for the respective year, as determined by our board of directors. The grant date fair value of the service-based awards is based on the closing price of our common stock on the award date and the stock-based compensation expense for these service-based awards are recognized on a straight-line basis over the vesting period. The grant date fair value of the performance-based awards is based on the closing price of our common stock on the date that the performance criteria is established for each tranche and communicated to our Chief Executive Officer and the stock-based compensation for these performance-based awards is recognized over the requisite service period.

The following table summarizes the December 9, 2014 award.

			RSUs Vested
	Number of	Grant Date	as of March
Award Type	RSUs Granted	Fair Value	31, 2015

Service-based	30,902	$32.36	3,862
Performance-based - Year 1	11,588	$43.47	—
Performance-based - Year 2	11,588	$—	—

The number of RSUs granted for the 2014 performance award is reflective of the maximum number of RSUs that can be earned, if the board of directors determines the performance criteria were achieved at 150%. On March 29, 2015 our board of directors established the 2015 performance criteria for the first tranche of the performance-based award and communicated the performance criteria to our Chief Executive Officer. The grant date stock price of these performance-based RSUs was $43.47 per share. As of March 31, 2015, we have determined that certain of the performance criteria are probable of achievement and we are recognizing the related expense for these awards over the requisite service period.

The following table summarizes the December 5, 2012 award.

			RSUs Vested
	Number of	Grant Date	as of March
Award Type	RSUs Granted	Fair Value	31, 2015

Service-based	128,205	$7.80	128,205
Performance-based - Year 1	32,052	$10.00	19,230
Performance-based - Year 2	32,051	$8.75	32,051

The number of RSUs granted for the 2012 performance award is reflective of the maximum number of RSUs that can be earned, if the board of directors determined the performance criteria were achieved at 100%. On March 20, 2013 our board of directors established the 2013 performance criteria for the first tranche of the performance-based award and communicated the performance criteria to our Chief Executive Officer. In December 2013, certain of the performance criteria were met resulting in a partial vesting of the first tranche award. On February 7, 2014 our board of directors established the 2014 performance criteria for the second tranche of the performance-based award and communicated the performance criteria to our Chief Executive Officer. In December 2014 our board of directors determined that all of the performance criteria had been met resulting in the full vesting of the second tranche award.

The following expense has been recorded for the RSUs.

	Expense Recorded in
	March 31,
	2015	2014
	(in 000s)
December 9, 2014
Service-based	$120	$—
Performance-based	$2	$—
	$122	$—
December 5, 2012
Service-based	$—	$119
Performance-based	$—	$45
	$—	$164

As of March 31, 2015, we had approximately $1.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units, which we expect to recognize over a weighted-average period of 1.47 years.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “shall,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal”, “seek”, “likely,” “hope” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

Overview

OvaScience is a global fertility company focused on the discovery, development, and commercialization of new treatment options. More women around the world are waiting to start families. However, fertility decreases with age. A major cause of infertility, especially in older women, is poor egg health, which is linked to a reduction in the number of functioning mitochondria. Accordingly, women throughout the world are increasingly seeking new treatment options for infertility. The current standard of treatment for infertility is in vitro fertilization, or IVF, but it fails approximately 70% of the time.

Our patented technology is based on egg precursor, or EggPCSM, cells, which are immature egg cells found in the protective outer lining of a woman’s own ovaries. These immature egg cells have the ability to grow into fresh, young, healthy eggs. The discovery of EggPC cells countered a long-held medical belief that women are born with a set number of eggs, thereby enabling new fertility treatment options.

Our portfolio of fertility treatment options uses proprietary methods to identify and isolate EggPC cells from a woman’s ovarian tissue. By applying our EggPC technology platform in unique ways, we are developing and commercializing new fertility treatment options that are designed to improve egg health and revolutionize IVF.

Our first treatment, the AUGMENTSM treatment, has been launched in select international IVF clinics, and we anticipate that we will introduce the AUGMENT treatment into new international regions in 2015. The AUGMENT treatment is not available in the United States. This treatment is specifically designed to improve egg health by supplementing a mitochondrial deficiency and may, in turn, improve IVF. With the AUGMENT treatment, energy-producing mitochondria from a woman’s own EggPC cells are added to the woman’s mature eggs during the IVF process to supplement the existing mitochondria. We expect 1,000 AUGMENT treatment cycles will be in process by the end of 2015. We have set this target to ensure that we are building a high-quality and scalable operating process to support our future fertility treatment portfolio.

The OvaPrimeSM treatment is a potential fertility treatment that could enable a woman to increase her egg reserve. The OvaPrime treatment is designed to replenish a woman’s egg reserve by transferring a patient’s EggPC cells from the protective ovarian lining back into the patient’s own ovaries where they may mature into fertilizable eggs during the IVF process. We reported large animal proof-of-concept studies in 2014 and plan to optimize the process and introduce the OvaPrime treatment to patients in at least one international region outside of the United States by the end of 2015.

The OvaTureSM treatment is a potential next-generation IVF treatment that could help a woman produce healthy, young, fertilizable eggs without the need for hormone injections. The OvaTure treatment seeks to mature a woman’s own EggPC cells into eggs outside her body. This potential treatment may be an option for women with compromised eggs, who are unable to make eggs, or who may be unwilling or unable to undergo hormone hyperstimulation, such as women diagnosed with cancer. We established human preclinical proof-of-concept in 2014 by demonstrating that human EggPC cells can be matured into eggs outside of the body, and we plan to optimize the process and define the development pathway for the OvaTure treatment in 2015.

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

Replenishing the ovary for women who make too few or no eggs.  Our OvaPrime treatment is designed to replenish a woman’s egg reserve by transferring a patient’s EggPC cells from the protective ovarian lining back into the patient’s own ovaries where they may mature into fertilizable eggs during the IVF process.

Reducing the need for hormonal hyperstimulation.  We are designing our OvaTure treatment to mature EggPC cells into fertilizable eggs in vitro, or outside the body. If successful, the OvaTure treatment could reduce, or possibly eliminate, the need for hormonal hyperstimulation for the maturation of multiple oocytes prior to egg retrieval in the IVF process.

Preventing inherited diseases.  OvaXonSM is a joint venture with Intrexon Corporation, or Intrexon, which is focused on developing new applications to prevent the transmission of inherited diseases using our EggPC cells technology and Intrexon’s synthetic biology and high throughput platform for applications in human and animal health.

The AUGMENT Treatment

We have launched the AUGMENT treatment in select international IVF clinics and anticipate that we will introduce the AUGMENT treatment into new international regions in 2015. Initial positive clinical experiences with the AUGMENT treatment were presented in poster sessions at the Society for Reproductive Investigation (SRI) 62nd Annual Meeting in March 2015 by two IVF specialists who are offering the AUGMENT treatment in their practices, Robert F. Casper, M.D., F.R.C.S.(C), Medical Director of TCART Fertility Partners of Toronto, Canada, and Kutluk Oktay, M.D., F.A.C.O.G, of Gen-art IVF in Ankara, Turkey. Both doctors reported ongoing clinical pregnancies in women who had poor embryo development and failed to have a successful pregnancy after multiple IVF cycles and embryo transfers. The AUGMENT treatment is not available in the United States. As part of the AUGMENT treatment, a woman’s eggs may be revitalized by injecting mitochondria from her own EggPC cells into her egg during IVF. This has the potential to improve egg health and may, in turn, offer the potential for improved IVF.

The AUGMENT treatment complements the existing standard of practice for an IVF cycle. Prior to hormone hyperstimulation, a small ovarian tissue biopsy is taken by the patient’s doctor. Our proprietary process identifies and isolates the patient’s own EggPC cells, and then the patient’s own mitochondria from these EggPC cells are isolated. The patient’s own mitochondria are then injected into her egg at the time of intracytoplasmic sperm injection, or ICSI.

We expect 1,000 AUGMENT treatment cycles will be in process by the end of 2015. The AUGMENT treatment cycle begins upon our receipt of the patient’s tissue. We expect to receive payment before processing tissue and defer revenue until we deliver the mitochondria to the clinic.

We continue to target major international regions for the AUGMENT treatment that combine elements of the following key criteria:

·                  Key opinion leaders

·                  High volume IVF clinics

·                  High quality IVF labs

·                  Out-of-pocket pay and high average cost per cycle

·                  Donor egg restrictions

Recent Developments

On April 29, 2015, our Board of Directors appointed John Sexton, Ph.D., the President of New York University (NYU), to our Board to serve as a Class II Director with a term expiring at the 2017 annual meeting of stockholders.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We evaluate our estimates, on an ongoing basis, including those related to accrued expenses and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. Actual results could differ from those estimates.

Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies and estimates.

There were no significant changes to our critical accounting policies and estimates in the three months ended March 31, 2015.

We have irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the change in these items in thousands of dollars and as a percentage (dollars in thousands):

			2015 / 2014
	Three Months Ended,		Comparison
	March 31,		Increase / (Decrease)
	2015	2014	$	%
Revenues	$15	$—	$15	100%
Costs of revenues	35	—	35	100%
Research and development expenses	5,747	4,652	1,095	24%
Selling, general and administrative expenses	11,046	2,998	8,048	268%
Interest income (expense), net	44	(57)	101	-177%
Other income (expense), net	34	(10)	44	-440%
Loss from equity method investment	471	97	374	386%
Net Loss	$17,206	$7,814	$9,392	120%

Revenues

We commenced our first commercial AUGMENT treatment in December 2014 and recorded $15.0 thousand of treatment revenues in the first quarter of 2015 for that AUGMENT cycle. During the three months ended March 31, 2015, we continued to transition certain of our ACE clinics to commercial centers and, as anticipated, began performing limited commercial AUGMENT treatment cycles, for which we received cash and expect to recognize the associated revenue over the coming quarters. The AUGMENT treatment cycle begins upon our receipt of the patient’s tissue. We expect to receive payment before processing tissue and defer treatment revenues until we deliver the mitochondria to the clinic. Based on our experiences to date, the period from receipt of the patient’s tissue to recording revenue is expected to range between 30 and 120 days, the typical timeframe required to perform an IVF cycle. Accordingly, we do not expect to have significant revenue or deferred revenue until the second half of 2015, and we expect that a majority of this revenue and deferred revenue will be recorded in the fourth quarter. Our ability to generate revenue in the near-term will depend on the number of commercial AUGMENT treatment cycles our ACE clinics perform and the treatment prices charged. We expect that the commercial ramp of the AUGMENT treatment during 2015 will depend upon the successful transition of ACE clinics to commercial operations, the addition of new ACE clinics and the results from ACE clinic experience as they become available.

Costs of Revenues

To provide our AUGMENT treatment we establish laboratories and hire scientific personnel to process the patient tissue. Therefore, we expect the cost of processing an AUGMENT treatment to decline as these fixed costs will be allocated over a larger number of treatments as we continue our commercial launch. Our costs of revenues include the cost of processing patient tissue that corresponds to treatment revenues for the reporting period. We recorded initial revenues related to the AUGMENT treatment and corresponding costs of revenues during the first quarter of 2015. We did not have costs of revenues in Q1 2014.

Research and Development Expense

The $1.1 million, or 24%, increase in our research and development expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to:

·                  An increase of $2.2 million in stock-based compensation expense. The increase was primarily driven by certain mark-to-market adjustments of Founders’ stock for an additional $1.9 million.

·                  The additional costs were offset by a net $0.8 million decrease in license fees, resulting from a decrease of $1.0 million for the milestone that became due in 2014 upon completion of our public offering in 2014 and did not recur in 2015, which were offset by $0.2 million for a milestone incurred as a result of our first commercial AUGMENT treatment.

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

Because of the risks inherent in discovery and development, we cannot reasonably estimate or know:

·                  The nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

·                  The anticipated completion dates of these programs; or

·                  The period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future treatments.

Selling, General and Administrative Expense

Selling, general and administrative costs consist of ongoing costs to run our operations and continue to support the expanding international availability of the ACE access program for the AUGMENT treatment. The $8.0 million, or 268%, increase in selling, general and administrative expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to:

·                  An increase of $4.5 million for employee compensation and related benefits, including stock-based compensation expense. The increase was primarily driven by the hiring of new selling, general and administrative personnel and $1.1 million in stock-based compensation expense related to Founders’ stock requiring mark-to-market accounting treatment.

·                  An increase of $1.7 million in ACE access program set-up costs including travel and facilities costs.

·                  An increase of $1.4 million in additional consulting, legal and marketing expenses as we continue to focus on the expanding international availability of the AUGMENT treatment.

·                  An increase of $0.4 million in facilities and other administrative costs.

Interest Income (Expense), Net

In the three months ended March 31, 2015 there was immaterial interest income, net related to short-term investments. Interest expense, net was $0.1 million for the three months ended March 31, 2014 which included $0.3 million of short term investment amortization and interest expense incurred to record the final installment payment due to Intrexon at fair value offset by $0.2 million of interest income.

Loss from Equity Method Investment

Loss from equity method investment was $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The losses result from our OvaXon joint venture established in December 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have generated limited AUGMENT treatment revenue to date. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of March 31, 2015 are less than six months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our treatments or whether or when we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Cash, cash equivalents and short-term investments	$169,339	$60,231
Working capital	164,725	51,704

	Three Months Ended,
	March 31,
	2015	2014
Cash (used in) provided by:
Operating activities	$(14,394)	$(4,961)
Investing activities	17,891	(8,644)
Capital expenditures (included in investing activities above)	(389)	—
Financing activities	124,787	51,661

Cash Flows

Cash used in operating activities in both of the periods presented was primarily driven by our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.

Cash used in investing activities for the three months ended March 31, 2015 included a $0.8 million investment in a joint venture and capital expenditures of $0.4 million, which were offset by $19.0 million of proceeds from maturities of short-term investments. Capital expenditures in the three months ended March 31, 2015 primarily consisted of laboratory equipment.

Cash used in investing activities for the three months ended March 31, 2014 included the purchase of and proceeds from maturities of short-term investments and $4.4 million in sales of short-term investments. Our investing activities for the three months ended March 31, 2014 included $1.5 million investment in a joint venture.

Net cash provided by financing activities for the three months ended March 31, 2015 was primarily the result of an underwritten public offering of an aggregate of 2,645,000 shares of common stock at a price per share of $50.00 resulting in net proceeds of $124.1 million. Stock option exercises and issuances of common stock resulted in net proceeds of $0.7 million.

Net cash provided by financing activities for the three months ended March 31, 2014 was primarily the result of a underwritten public offering of an aggregate of 5,518,630 shares of common stock at a price per share of $10.00 resulting in net proceeds of $51.7 million.

We may need substantial additional funds to support our planned operations and commercialization strategy. We expect our existing cash, cash equivalents and short-term investments of $169.3 million at March 31, 2015 will enable us to fund our current operating plan at least into 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our treatments, and the extent to which we may enter into collaborations with third parties for development and commercialization of our treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments in development. Our future capital requirements will depend on many factors, including:

·                  our success in expanding to new ACE clinics in other major regions of the world, transitioning ACE clinics to commercial centers and significantly increasing the number of patients receiving the AUGMENT treatment;

·                  our success in optimizing and introducing the OvaPrime treatment to international IVF clinics;

·                  the costs associated with the expansion of foreign operations and building out our international commercial infrastructure, including establishing and staffing an international headquarters and other international subsidiaries;

·                  the costs associated with establishing a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize the AUGMENT treatment and any potential fertility treatment we successfully develop;

·                  the pricing of the AUGMENT treatment and resulting revenues, as well as any future revenues we receive from our potential fertility treatments;

·                  the costs of continuing the optimization of the OvaTure treatment and our success in defining a development pathway;

·                  the costs of any clinical trials of potential fertility treatments;

·                  the costs involved in collaborating with Intrexon through the OvaXon joint venture to create new applications to prevent inherited diseases for human and animal health;

·                  following any applicable regulatory process in the United States and abroad, including the premarketing and marketing approval requirements, to which any of our potential fertility treatments may be subject;

·                  following any regulatory or institutional review board review of our potential fertility treatments that are subject to such review;

·                  preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

·                  establishing collaborations and partnerships on favorable terms, if at all; and

·                  developing, acquiring or in-licensing other potential fertility treatments and technologies.

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

Contractual Obligations

There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

A hypothetical 100 basis point increase in interest rates would result in an approximately $0.1 million decrease in the fair value of our investments as of March 31, 2015, as compared to an approximately $0.2 million decrease as of December 31, 2014. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                        Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes from the factors disclosed in our 2014 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

OVASCIENCE, INC.

	By:	/s/ Michelle Dipp, M.D., Ph.D.
		Name:	Michelle Dipp, M.D., Ph.D.
Date: May 11, 2015		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Young
		Name:	Jeffrey Young
Date: May 11, 2015		Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit	Description

10.1

Amended and Restated Non-Employee Director Compensation Policy of the Registrant (effective March 3, 2015) (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed March 16, 2015 (File No. 001-35890)).

10.2*	Exclusive License Agreement, dated June 27, 2011, between the Registrant and the General Hospital Corporation.

10.3*	Amendment No. 1 to the Exclusive License Agreement, dated September 27, 2011, between the Registrant and the General Hospital Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*      Refiled with terms that were disclosed by the Registrant subsequent to the grant of confidential treatment.