Form 10-K
period 2015-12-31
OvaScience, Inc.
filed 2016-02-26
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
Commission File Number: 001-35890
OVASCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-1472564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Fourth Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (617) 500-2802
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 (the last day of the registrant's second fiscal quarter of 2015) was: $727.2 million.
As of February 22, 2016, there were 27,300,198 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive proxy statement on Schedule 14A for the 2016 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, that involve substantial risks and uncertainties. All statements, other than statements related to present facts, current conditions or historical facts, contained in this Annual Report on Form 10-K, including but not limited to statements regarding our strategy, future operations, future financial position, future revenues, projected costs, anticipated pricing of our fertility treatments, prospects, plans and objectives of management are forward-looking statements . Such statements relate to, among other things, the timing of development and commercialization of our current and potential fertility treatments. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
There are a number of important risks and uncertainties that could cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to, the possibility that international in-vitro fertilization ("IVF") clinics that we work with may determine not to provide or continue providing the AUGMENT treatment, or to delay such treatment, based on clinical efficacy, safety or commercial, logistic, regulatory or other reasons; our expectation that the AUGMENT treatment and OvaPrime treatment are exempt from premarket review and approval applicable to drugs, biologics, medicinal products and medical devices under applicable regulations in those countries where we have introduced or plan to introduce the AUGMENT treatment or the OvaPrime treatment; our ability to obtain regulatory approval or licenses where necessary for our fertility treatments and our ability comply with applicable national standards set by regulatory authorities and/or non-governmental bodies that govern IVF procedures and medicinal treatments; the commercial ramp up of the AUGMENT treatment, successful introduction of the OvaPrime treatment through a non-commercial preceptorship training program outside of the United States; the science underlying our treatment and treatments in development (including the AUGMENT, OvaPrime and OvaTure treatments), which is unproven; our ability to obtain regulatory approval or licenses where necessary for our potential treatments; our ability to develop our potential treatments, including the OvaPrime and OvaTure treatments, on the timelines we expect, if at all; our ability to commercialize the AUGMENT treatment and our potential treatments, including the OvaPrime treatment, on the timelines we expect, if at all; our ability to sell our fertility treatments at prices that we expect due to demand and other market forces; and our ability to adjust our operations to expand our commercial capabilities, manage our organizational changes and comply with applicable securities laws and regulations, as well as other risks described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1.    Business.
Overview
OvaScience is a global fertility company focused on the discovery, development, and commercialization of new fertility treatment options for women. The current standard of treatment for infertility is in vitro fertilization, or IVF. IVF, however, fails approximately 70% of the time. The discovery of Egg precursor, or EggPCSM cells countered a long-held medical belief that women are born with a set number of eggs, thereby enabling new fertility treatment options. Our patented technology is based on these newly discovered EggPC cells and represents a new fertility treatment option.
These EggPC cells are immature egg cells found in the protective outer lining of a woman's own ovaries. These immature egg cells have the ability to grow into fresh, young, healthy eggs. Our portfolio of fertility treatment options uses our patented technology including proprietary methods to identify and isolate EggPC cells from a patient's own ovarian tissue. By applying our EggPC technology platform in unique ways, we have commercialized one fertility treatment and are developing new fertility treatment options that are designed to improve egg health and revolutionize IVF.
More women around the world are waiting later in life to start families and are in need of new fertility treatment options. Fertility decreases with age. The main cause of age related infertility is poor egg health, which is linked to a reduction in the number of functioning mitochondria. Other causes of poor egg health relating to mitochondrial deficiency include Type 2 diabetes. Accordingly, women throughout the world are increasingly seeking new treatment options for infertility.
Our first treatment, the AUGMENTSM treatment, is specifically designed to improve egg health by supplementing a mitochondrial deficiency which may in turn offer the potential for enhanced IVF success rates. With the AUGMENT treatment, energy-producing mitochondria from a patient's own EggPC cells are added to the patient's mature eggs during the IVF process to supplement the existing mitochondria. The AUGMENT treatment has been introduced in our partner IVF clinics outside of the United States, which we refer to as our partner clinics, and we plan to expand the network of clinics and clinicians offering the AUGMENT treatment, focusing in Japan, Western Europe and Canada. We have introduced the treatment in clinics in different countries through non-commercial preceptorship training programs that transition to commercial operations and in studies conducted by partner clinics. In some cases, we and our partner clinics have had discussions with local regulatory bodies, such as the Ministry of Health and La Comisión Nacional de Reproducción Humana Asistida, or CNRHA in Spain, and the Ministry of Health and Japan Society of Obstetrics and Gynecology (JSOG), prior to introducing the AUGMENT treatment. In connection with AUGMENT's recent approval by JSOG in Japan, we plan to build the infrastructure to support a non-commercial preceptorship training program as well as our future commercial introduction in Japan. Japan is one of the largest IVF markets in the world. We are working with the IVI Group, the largest IVF clinic network in the world, to obtain prospective patient experience data in a study in Valencia, Spain and we plan to work with other partner clinics on similar studies. In 2016, the IVI Group plans to continue enrollment of patients in its controlled, double-blind, prospective and randomized egg allocation study of the AUGMENT treatment. This adaptive study compares standard IVF to the AUGMENT treatment. The AUGMENT treatment is not available in the United States.
The OvaPrimeSM treatment is a potential fertility treatment that could enable a woman to increase her own egg reserve. Approximately 25% of women who start an IVF cycle fail to produce a sufficient number of eggs (or the eggs are too immature). The OvaPrime treatment is designed to replenish a woman's egg reserve by transferring a patient's EggPC cells from the protective ovarian lining back into the patient's own ovaries where they may mature into fertilizable eggs during the IVF process. We reported large-animal proof-of-concept studies in 2014. In December 2015, we commenced a non-commercial preceptorship training program with the OvaPrime treatment in an international region outside the United States. To date, only biopsies have been performed. We plan to decide whether to progress the OvaPrime program, based on data from the preceptorship training program, by the end of 2016.
The OvaTureSM treatment is a potential next-generation fertility treatment that could help a woman produce healthy, young, fertilizable eggs without the need for hormone injections. The OvaTure treatment seeks to mature a woman's own EggPC cells into eggs outside her body. This potential treatment may be an option for women with compromised eggs, who are unable to make eggs, or who may be unwilling or unable to undergo hormone hyperstimulation, such as women diagnosed with cancer. We established human preclinical proof-of-concept and continue to optimize the maturation process by demonstrating that human EggPC cells can be matured into eggs outside of the body. In 2016, we will continue development of the OvaTure procedure, with a goal of further understanding and defining the clinical path forward. The aim is to characterize EggPC-derived mature eggs. We are seeking permission from regulatory authorities outside the United States for certain steps necessary to complete testing of EggPC derived eggs.

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
Replenishing the ovary for women who make too few, or no, eggs. Our OvaPrime treatment is designed to replenish a woman's egg reserve by transferring a patient's EggPC cells from the protective ovarian lining back into the patient's own ovaries where they may mature into fertilizable eggs.
Reducing the need for hormonal hyperstimulation. We are designing our OvaTure treatment to mature EggPC cells into fertilizable eggs in vitro, or outside the body. If successful, the OvaTure treatment could reduce, or possibly eliminate, the need for hormonal hyperstimulation for the maturation of multiple oocytes prior to egg retrieval in the IVF process.
Developing new treatments for diseases. OvaXonSM is a joint venture with Intrexon Corporation, or Intrexon, which is focused on developing significant improvements in human and animal health using our EggPC cell technology and Intrexon's synthetic biology and high throughput platform for applications.
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
It is estimated that the international markets account for 90% of global IVF. Examples of other countries in which a large number of IVF cycles are performed include Japan and Australia. In addition, countries like Russia, Turkey, UAE, Brazil and certain other Latin American countries are estimated to be growing at a rate of 30-40%. In many markets globally, IVF is paid for out-of-pocket, particularly in high growth areas outside the European Union, or the EU, and the United States. Many third party payors, including national health services or government funded insurance programs, as well as private payors, place significant restrictions on coverage and reimbursement for IVF and other assisted reproductive technology, or ART, procedures. These restrictions include limits on the types of procedures covered, limits on the number of procedures covered and overall annual or lifetime dollar limits on reimbursement for IVF and other ART procedures. Our preliminary market research indicates that this is primarily due to the fact that many women seeking IVF treatments are of advanced maternal age and are concerned that fertility and IVF success rates will continue to decline over time. As a result, women and couples will frequently pay out of pocket for fertility treatments, such as IVF, rather than avail themselves of other step-based approaches to fertility treatment, such as oral fertility drugs to stimulate ovulation or intrauterine insemination procedures ("IUI"), that may be required by insurance programs.
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
Animal Studies. Studies published in peer reviewed medical journals, including Human Cell (2004), Electronic Journal of Biology (2005), Reproduction Research (2006) and Reproductive Biomedicine (2011), provided evidence of the effects of mitochondria on egg health. In these studies, which involved a number of species, including bovine, porcine, rabbit and murine, third-party scientists demonstrated that the addition of mitochondria to eggs with mitochondrial deficiencies increased cellular energy levels, egg health and the likelihood of fertilization and healthy live births.
Donor Mitochondria Studies. In humans, clinical case reports published in the peer-reviewed medical journals Molecular Human Reproduction (1998) and Human Reproduction (2001), researchers transferred cytoplasm from the eggs of younger women donors into the eggs of older women who failed multiple IVF cycles. The cytoplasm is the liquid portion of a human cell that surrounds the nucleus and contains the egg's mitochondria. Each of these reports showed increased rates of fertilization, embryo development, implantation and pregnancy for the older women whose eggs were transfused. In one of these published reports, approximately 30 women who had previously failed two to five IVF cycles, achieved 13 pregnancies and delivered 16 healthy offspring. Additional published reports showed similar success rates ranging from 25%-44% for women who had previously failed multiple cycles and had not achieved a pregnancy.
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
Our Approach. The approach we are using with the AUGMENT treatment builds on these reports but uses a woman's own mitochondria from her own EggPC cells to improve her fertility instead of third-party donor mitochondria. While all cells contain mitochondria, we believe the mitochondria from cells involved in reproduction, known as germline cells, as opposed to other cells in the body, known as somatic cells, are the ideal source of mitochondria for transfer to improve egg health. This is because somatic cells are exposed to environmental toxins and cell waste products that may cause mutations or deletions in mitochondrial DNA that can be passed on during cell division. These mutations and deletions can decrease the quality of the mitochondria and the ability to produce energy. In contrast, the mitochondrial DNA from germline cells contain minimal mutations and deletions. Because the mitochondria within an egg are the template for all subsequent cell reproduction in the offspring, we believe that it is necessary to use high-quality mitochondria to improve egg health.
The approach we are using with the AUGMENT treatment is to use germline mitochondria from the patient's own EggPC cells to improve the quality of the patient's eggs. By using mitochondria from the woman's own EggPC cells, instead of from a third party donor, the AUGMENT treatment does not involve the transfer of third-party genetic material.
Publication of AUGMENT Treatment Experience in Peer-Reviewed Journal. In August 2015, the first published analysis comparing the AUGMENT treatment to standard IVF within the same woman within the same cycle was included in the peer-reviewed Journal of Fertilization: In Vitro- IVF-Worldwide Reproductive Medicine, Genetic & Stem Cell Biology. The analysis demonstrated statistically significant higher rates of embryo selection and transfer with the AUGMENT treatment based on standard embryo quality measures, including preimplantation genetic diagnosis/screening, resulting in statistically significant higher rates of pregnancy.
The Discovery of Egg Precursor Cells
In 2004, one of our scientific founders, Jonathan Tilly, Ph.D. (who at that point in time was the co-founder and Director of the Vincent Center for Reproductive Biology at Harvard Medical School and the Massachusetts General Hospital, or MGH, and is currently the Chair of Northeastern Department of Biology), discovered the existence of EggPC cells within the ovaries of adult mice. Subsequent research by Dr. Tilly demonstrated that these EggPC cells also exist in human ovaries and have the potential to mature into eggs and, therefore, to replenish a woman's egg supply. This research demonstrated that these EggPC cells might provide a source of fresh cellular components, such as mitochondria, that could potentially be used to enhance the health of existing eggs.
Dr. Tilly discovered the existence of mouse EggPC cells by staining the outer cell layer of the ovary using an antibody that binds specifically to a protein found on EggPC cells called mouse VASA homologue. Following publication of this discovery in Nature Medicine in 2004, Dr. Tilly performed additional research, beginning in 2005, which demonstrated the existence of human EggPC cells in adult human ovaries. In this research, Dr. Tilly replicated the results obtained with mouse tissue using human ovarian tissue. Dr. Tilly was able to isolate precursor cells in the ovaries of reproductive age women using an antibody that binds to the human VASA analogue protein, which is found on human EggPC cells. Dr. Tilly also conducted an experiment in which human EggPC cells were isolated in vitro and then grafted into female mouse hosts and matured in vivo into eggs that exhibited a genetic signature indicating the eggs could be fertilized. Dr. Tilly's research findings with respect to human EggPC cells were published in the March 2012 issue of Nature Medicine. These findings have been corroborated by multiple independent laboratories.
In addition, we conducted additional preclinical proof-of-concept studies for the OvaPrime treatment that demonstrated the ability to mature an EggPC cell into a mature egg in the ovary (in vivo), and we achieved human preclinical proof-of-concept with the OvaTure treatment by demonstrating that human EggPC cells can be matured into eggs outside of the body.
We hold an exclusive license from MGH to multiple issued patents as well as various patent applications directed to methods of identifying and isolating EggPC cells, compositions comprising EggPC cells and methods of using EggPC cells to treat infertility and related disorders.
The AUGMENT Treatment
Our first treatment, the AUGMENT treatment, has been introduced in our partner clinics outside of the United States, and we plan to expand the network of clinics and clinicians offering the AUGMENT treatment, focusing in Japan, Western Europe and Canada. The AUGMENT treatment is not available in the United States. An AUGMENT treatment cycle begins upon our receipt of the patient's ovarian tissue after biopsy, which is obtained through a biopsy performed by the patient's doctor prior to hormone stimulation. Our proprietary process identifies and isolates the patient’s own EggPC cells, and then the patient’s own mitochondria from these EggPC cells are further isolated. The patient’s own mitochondria are then injected into her egg at the time of intracytoplasmic sperm injection, or ICSI. We expect to receive payment before processing the patient's tissue and defer revenue until we deliver the mitochondria to the clinic, which is timed with the patient's standard IVF cycle and can stretch from 30 to 120 days or more. Within certain of our sales programs, revenue recognition may be further deferred. The early data presented by our partner clinics has been very encouraging.
We have established our international headquarters in the United Kingdom to coordinate our international commercial efforts. We plan to focus our efforts on the regions of Japan, Western Europe and Canada. Within these regions we will target customers that combine elements of the following key criteria:

•	Key opinion leaders

•	High volume IVF clinics

•	High quality IVF labs

•	Out-of-pocket pay and high average cost per cycle

•	Potential for reimbursement by healthcare providers

•	Donor egg restrictions
As part of the AUGMENT treatment, a woman's eggs may be revitalized by injecting mitochondria from her own EggPC cells into her egg during IVF. This has the potential to improve egg health. Improved egg health may offer the potential for enhanced IVF success rates.
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
The development of ART has a long history of innovation based on techniques and tools developed around the world. In fact, all of the major innovations in fertility treatment have been developed in countries outside of the United States, including IVF and ICSI, and more recently, time-lapse imaging, oocyte vitrification and in vitro maturation of oocytes. We believe that this is a main reason why the IVF market is predominantly located outside of the United States and why 90% of the 1.5 million annual IVF cycles are performed outside of the United States. Given the market size, as well as the innovative history and acceptance of new fertility methods and technologies internationally, we have consistently maintained a strategy to make our fertility treatments available to patients worldwide. We launched the AUGMENT treatment through an access program by partnering with select international IVF clinics.
Regulation of the AUGMENT Treatment
We plan to continue to expand the introduction of the AUGMENT treatment outside of the United States. In those countries where we have introduced the AUGMENT treatment or plan to introduce the treatment, we believe that the AUGMENT treatment is not subject to the traditional regulatory requirements (e.g., lengthy pre-market review and approval of an application for marketing authorization) that apply to drugs, biologics, medicinal products and medical devices. However, applicable regulatory bodies may disagree with our view. If they do, we and our partner clinics may suffer significant delay or expense or may cease offering the treatment in such countries.
The countries where we are offering the AUGMENT treatment or plan to offer the AUGMENT treatment do, in some cases, have regulations that govern IVF and other fertility treatments, which vary country by country. Those regulations may apply to the AUGMENT treatment. In some countries, there are specific fertility regulatory authorities, such as the United Kingdom’s Human Fertilisation and Embryology Authority (HFEA), which license IVF facilities and determine what procedures such establishments may perform. In other countries, the national health authority may delegate the review of a fertility treatment to an industry self-regulatory body, an institutional review board, or other body. For example, the recent approval of our partner clinic’s application to use the AUGMENT treatment in Japan was made by the Japan Society of Obstetrics and Gynecology (JSOG). Further, the study of the AUGMENT treatment that we are working on with the IVI Group, our partner clinic in Spain, was approved by La Comisión Nacional de Reproducción Humana Asistida (CNRHA).
We, together with our partner clinics, plan to apply on a country by country basis for whatever licenses or approvals, if any, are required to offer the AUGMENT treatment. In some cases, there are no clear guidelines on what standards may apply to the AUGMENT treatment or what licenses or approvals may be required, and we therefore have engaged and will continue to engage in discussions with regulatory authorities in certain of the countries in which we have introduced or plan to introduce the AUGMENT treatment. If we or our partner clinics are unable to obtain any required licenses or approvals in a particular country, if the application process takes longer than expected, or if additional licenses or approvals are required to commercialize the treatment on a large scale, then our introduction of the AUGMENT treatment in such countries may be delayed, we may incur additional expenses, and we may determine not to provide the treatment in such countries.

The United States does not have a fertility regulatory body separate and apart from the FDA. In September 2013, we received an "untitled" letter from the FDA advising us to file an IND application for the AUGMENT treatment. Following the receipt of the FDA letter, we chose to suspend the availability of the AUGMENT treatment in the United States.
AUGMENT Treatment Steps
We designed the AUGMENT treatment to use mitochondria from a woman's own EggPC cells in IVF procedures to improve the energy and health of the woman's eggs. The following is a summary of the process that we are using to prepare the patient's own mitochondria for injection into one of her own mature eggs during IVF:

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

•
Inject EggPC Cell Mitochondria into Egg:  An embryologist at a partner clinic, trained by OvaScience, receives the preparation of mitochondria and injects it into the egg, in a single injection alongside the sperm, during the ICSI (intracytoplasmic injection) step of the IVF process.

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
The OvaPrime Treatment
The OvaPrime treatment is a potential new fertility treatment designed to replenish a woman's ovary by increasing her egg reserve using her own EggPC cells. Approximately 25% of women who start an IVF cycle fail to produce a sufficient number of eggs (or the eggs are too immature). Similar to the AUGMENT treatment, the OvaPrime treatment may be integrated into the IVF cycle starting with a small tissue biopsy of the outer lining of the ovary, where the EggPC cells reside. Our proprietary process aims to isolate a patient's own EggPC cells, which would then be delivered into the patient's own ovaries, where we believe they can mature into fertilizable eggs during the IVF process. In December 2015, we commenced a non-commercial preceptorship training program with the OvaPrime treatment in an international region outside the United States. To date, only biopsies have been performed. We plan to decide whether to progress the OvaPrime program, based on data from the preceptorship training program, by the end of 2016. If we progress the OvaPrime program to be commercially available, we expect to offer the OvaPrime treatment to the partner clinics that also offer the AUGMENT treatment.
Additional Fertility Options under Development
We have an additional fertility treatment under development, the OvaTure treatment, based on the same EggPC technology as the AUGMENT and OvaPrime treatments. It is our goal to offer multiple options so physicians can help patients select the optimal treatment, which could include new solutions for age-related egg health issues, diminished ovarian reserve, premature ovarian failure, polycystic ovary syndrome, or other conditions affecting fertility.
The OvaTure Treatment
The OvaTure treatment is a potential next-generation fertility treatment that seeks to create mature fertilizable eggs in vitro from a woman's own EggPC cells without the need for hormone hyperstimulation. The OvaTure treatment may provide a new option for women with compromised eggs who are unable to make eggs or who may be unwilling or unable to undergo hormone hyperstimulation, such as women diagnosed with cancer. To accelerate development, in December 2013, we entered into a collaboration agreement with Intrexon Corporation to access their industrialized synthetic biology platform. The collaboration provides that Intrexon will deliver laboratory and animal data for the OvaTure treatment. We own exclusive human commercial rights for the OvaTure treatment in humans. In 2016, we will continue development of the OvaTure procedure, with a goal of further understanding and defining the clinical path forward. The aim is to characterize EggPC-derived mature eggs. We are seeking permission from regulatory authorities outside the United States for certain steps necessary to complete testing of EggPC derived eggs.
Research and Development Spending

During the years ended December 31, 2015, 2014 and 2013 we spent approximately $18.4 million, $21.8 million and $15.8 million, respectively, on our research and development activities.
Manufacturing
We have established cGTP-compliant facilities and currently perform the steps in the process ourselves in our laboratories either within or contiguous to the international IVF clinics in which the AUGMENT treatment is offered.
In addition, we have contracted with a global third-party supplier to perform the identification and isolation of EggPC cells and the preparation of mitochondria steps in the AUGMENT process in case in the future we decide to do offsite manufacturing. Our supplier has significant experience in tissue and cell therapy manufacturing. In the future, we may use our existing global manufacturer, contract with in-country manufacturers or continue to manufacture on-site in clinics using our own equipment and our own employees. In the future, we may contract with an additional global supplier and may build our own facility to carry out these steps in the AUGMENT process and certain steps in our potential fertility treatments. In some regions outside of the United States, we may contract with third parties, through partnerships, out-licenses or other arrangements, to process and manufacture our potential fertility treatments.
Marketing and Sales
We are in the process of expanding our global sales and marketing team to meet anticipated market demand, and plan to build in-region sales and marketing teams in key regions as we continue to increase the availability of the AUGMENT treatment and support the introduction of OvaPrime if we determine to move forward with the program based on the data from our non-commercial preceptorship training program. During the second half of 2015, we offered discounted treatments under various pilot pricing programs. These programs are designed to broaden the customer base knowledge and hands on experience with AUGMENT treatment. We plan to continue offering similar pricing programs in the future. We expect to offer the OvaPrime treatment, when commercially available, to partner clinics that also offer the AUGMENT treatment, and therefore expect to leverage the same sales and marketing infrastructure for both treatments. All of our revenues to date have been derived from sales outside of the United States.
UK Headquarters and Foreign Subsidiaries
We have established international headquarters in the United Kingdom to coordinate our international commercial efforts. We have also established, or are in the process of establishing, subsidiaries in certain key regions where we will offer our fertility treatments. These subsidiaries are part of an international legal entity structure through which we plan to (and have, in some cases) license the ex-US commercial rights to the AUGMENT treatment, as well as the OvaPrime treatment, OvaTure treatment and any other potential future products or treatments. This arrangement would allow any potential value enhancement and future profits for the assets to be shared between us and the subsidiaries.
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
Patents and Patent Applications
We have exclusively licensed a portfolio of patent applications owned or co-owned by The General Hospital Corporation, the corporate entity of MGH, pursuant to an agreement that is summarized below. As of March 2, 2015, we held an exclusive license under this agreement to four issued U.S. patents owned by MGH, four pending U.S. non-provisional patent applications owned by MGH, three patents issued by patent and trademark offices outside of the United States which are owned by MGH, sixty applications pending with patent and trademark offices outside of the United States which are owned by MGH, two pending U.S. non-provisional application co-owned by MGH and The President and Fellows of Harvard College, or Harvard, and sixteen applications pending in patent and trademark offices outside of the United States which are co-owned by MGH and Harvard.

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
A third family of patent applications that we have licensed from MGH is directed to methods and compositions for autologous germline mitochondrial energy transfer. This family includes two issued U.S. patents, one pending U.S. non-provisional patent application, one issued patent in each of Australia, Mongolia and Singapore, and an additional fifty-six counterpart applications that are pending with patent and trademark offices outside of the United States. The issued patents, and any patents claiming priority to the underlying provisional application, generally will expire in April 2032. We believe that these patents, and any patents issuing from this family, provide protection for the AUGMENT treatment and several important aspects thereof.
A fourth family of patent applications that we have licensed from MGH and Harvard is directed to methods and compositions for enhancing the bioenergetic status in female germline cells. This family includes two pending U.S. non-provisional patent application, and sixteen counterpart applications that are pending with patent and trademark offices outside of the United States. Any patents claiming priority to the underlying provisional application would expire in April 2032. We believe that patents issuing from this family may provide protection for aspects of the AUGMENT procedure, as well as culture media that we may develop in the future.
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

Under the agreement, as amended, we agreed to pay MGH upfront license fees and reimbursed patent related fees and costs incurred by MGH and Harvard totaling approximately $0.4 million in the aggregate. We also agreed to pay MGH annual license fees, annual maintenance fees, milestone payments, royalties as a percentage of net sales and a percentage of sublicense income that we receive. Annual license fees are creditable against royalties. Annual maintenance fees are due beginning in the third year of the agreement and are not creditable against royalties. Milestone payments of up to an aggregate of approximately $10.7 million are triggered upon the achievement of specified developmental and commercialization milestones and are not creditable against royalties. Additionally, we paid $0.5 million in connection with each of our March 2014 and January 2015 public offerings. The royalty rate is in the low single digits as a percentage of net sales. Net sales do not include amounts billed to patients by clinics and medical practices that use licensed products or perform licensed services for such patients, but do include the amounts paid to us by such clinics and medical practices.
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
We are required to use commercially reasonable efforts to develop and commercialize licensed products and licensed services under the agreement. In particular, we are required to achieve specified development and commercialization milestones in certain countries by specified dates.
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

We and Intrexon formed OvaXon, LLC ("OvaXon") to conduct the joint venture. Each party contributed $1.5 million to OvaXon and each has a 50% equity interest, with research and development costs and profits to be split accordingly. OvaXon is governed by a board of managers, which will have equal representation by OvaScience and Intrexon. Pursuant to an Intellectual Property License between OvaScience and OvaXon, we licensed our technology in the field of the joint venture to OvaXon, and OvaXon entered into a collaboration agreement with Intrexon to develop our technology in the field utilizing Intrexon's synthetic biology platform.
We recorded our $1.5 million investment in OvaXon as an equity method investment in December 2013. We made additional contributions of $1.5 million in 2015. As of December 31, 2015 and 2014, OvaXon has incurred expense in excess of the initial investment. The additional expense incurred is included within accrued expenses on our balance sheet, as we have committed to provide additional funding in the future. Each party contributed an additional $0.8 million in January 2016.
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
Government Regulation

Government authorities around the world regulate, among other things, the development, testing, manufacture, quality, approval, distribution, labeling, packaging, storage, record keeping, sale, marketing, import, export and promotion of drugs, biologics and medical devices, as well as other types of medical products and procedures. Most countries also have rules relating to procurement and use of human tissues or cells, and rules relating to assisted human reproduction. Although the specific rules vary country by country, in general different levels of regulation are applicable depending on the nature of the treatment, the level of risk involved, and/or its intended uses. Some classes of products (e.g., treatments regulated as drugs or biologics in the United States, or treatments regulated as medicinal products in the EU) require extensive preclinical testing, clearance to conduct clinical trials, successful completion of clinical trials, and submission and approval of an application for marketing authorization before the therapy can be commercially marketed. Such products also are subject to significant post-marketing requirements.
Many countries also specify various classes of therapies that are exempt from the above-mentioned pre-market review and approval requirements. In these jurisdictions, the development and marketing of such therapies generally does not require the conduct of clinical trials or pre-review and approval of a marketing application by the relevant regulatory authority. In addition, although many such therapies are still subject to post-marketing requirements, these requirements typically are substantially reduced as compared to the requirements for drugs, biologics, medicinal products or medical devices.
We are focusing our commercialization efforts for the AUGMENT treatment in countries in which we believe it does not not require pre-review and approval of an application for marketing authorization by the relevant regulatory authorities. Therefore, we have initially elected to launch the AUGMENT treatment commercially in several countries outside of the United States. In each of these countries, we have done so based on our determination that the AUGMENT treatment meets the requirements of a class of products exempt from pre-market review and approval as a drug, biologic, medicinal product or medical device under applicable laws and regulations. As a result, we have not completed clinical trials of the AUGMENT treatment, nor have we submitted applications for marketing authorization, in those countries. Consistent with this strategy, we currently intend to expand the launch of the AUGMENT treatment into additional countries outside of the United States that we also believe do not require pre-market review and approval. We also plan to introduce the OvaPrime treatment following the current non-commercial preceptorship training program, in select clinics in countries outside of the United States based on the same determination. We are still developing the OvaTure treatment, and have not yet made a judgment on the proper clinical path for that treatment.
There can be no assurance that regulatory authorities in countries where we have introduced, or will introduce, the AUGMENT treatment or the OvaPrime treatment will agree with our determinations that these fertility treatments are exempt from pre-market review and approval as a drug, biologic, medicinal product or medical device. If the regulatory authorities in a given country disagrees with our determination, then we likely will be required to cease commercial marketing of that fertility treatment in that country, and may not be able to resume commercial marketing without first demonstrating safety and efficacy through clinical trials, submitting an application for marketing authorization, and receiving approval from the relevant regulatory authorities. In these circumstances, we are likely to be significantly delayed in our ability to commercialize our fertility treatments in such country, or we may elect to cease our commercialization activities in that country altogether. From time to time, we engage in discussions regarding the AUGMENT treatment and our potential fertility treatments with regulatory authorities in certain of the countries in which we have launched or plan to introduce our fertility treatments. We expect to have ongoing dialogue with these regulatory authorities.
With regard to the United States, we commenced a clinical study of the AUGMENT treatment in the United States in 2012. We did so without an IND on the basis of our determination that the AUGMENT treatment was exempt from pre-market review and approval in the United States and did not require an IND to conduct clinical testing. In 2013, however, we received an "untitled" letter from the FDA questioning our determination of exempt status and advising us to file an IND for the potential fertility treatment. We have since discontinued our clinical study and are focused on commercializing our fertility treatments outside of the United States. We may re-examine our strategy with the United States after we have gained more experience with our fertility treatments.
European Union Requirements
Regulation of Medicinal Products
If the authorities in certain EU countries were to determine that any of our potential treatments are subject to regulation as medicinal products, including as advanced therapy medicinal products, they would be subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. Advanced therapy medicinal products include tissue engineered products, which are cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to regenerate, repair or replace a human tissue.

Clinical Trials.    Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP. Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is expected to take effect in October 2018, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.
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
IVF Treatment
While the procurement, processing and distribution of gametes and embryos for use in IVF and other assisted reproduction treatments falls within the scope of the EU rules governing human cells and tissues, there are no harmonized EU requirements for the performance of IVF and other medical treatments. Instead, the practice of medicine is regulated entirely at the national level in the individual member states. In some EU countries, there are specific regulatory authorities, such as the United Kingdom’s HFEA, which license IVF facilities and determine what procedures such establishments may perform. In other EU countries, the national health authority may review or delegate the review of a fertility treatment to an industry self-regulatory body, an institutional review board, or other body. For example, the study of the AUGMENT treatment that we are working on with the IVI Group, our partner clinic in Spain, was approved by La Comisión Nacional de Reproducción Humana Asistida, or CNRHA.
We believe that neither the AUGMENT treatment nor, when introduced and available, the OvaPrime treatment are subject to regulation as a medicinal product or a medical device in the EU, and instead is subject to the less rigorous regulations that apply to use of human cells and tissues that are intended for human applications and to any national rules that govern IVF treatment. While we are proceeding with the introduction of the AUGMENT treatment into certain countries within the EU on this basis, there is a risk that European or national regulatory authorities may reach a different conclusion.
United States Requirements
Although we are not currently in discussions with the FDA, we may seek to introduce any of our current or potential fertility treatments into the United States in the future. The FDA regulates human cell, tissue, or cellular or tissue-based products ("HCT/Ps") according to a tiered, risk-based approach. Higher risk HCT/Ps are generally regulated as biological products under the Public Health Service Act, or PHSA, the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Section 351 of the PHSA prohibits the introduction of a biological product into interstate commerce without an FDA-approved application for marketing authorization under that section. For pioneer products, the typical application under section 351 of the PHSA is the biologics license application, or BLA.
Biological products that are subject to section 351 of the PHSA are subject to significant pre and post-market regulation. Before such products may be marketed in the United States, the manufacturer must conduct extensive preclinical testing, submit an investigational new drug application ("IND") to FDA before clinical testing can begin, conduct extensive clinical testing, and submit and receive FDA approval of a BLA. After approval, these products are subject to significant requirements relating to, among other things, manufacturing, adverse event reporting, advertising and promotion, distribution, packaging, labeling, import/export, and recordkeeping.

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
Employees
As of December 31, 2015, we had 87 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our Corporate Information
We were incorporated under the laws of the State of Delaware in April 2011 under the name Ovastem, Inc. and changed our name to OvaScience, Inc. in May 2011. Our principal executive offices are located at 9 Fourth Avenue, Waltham, Massachusetts 02451, and our telephone number is (617) 500-2802. Our website address is www.ovascience.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.
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
We commenced active operations in April 2011. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, developing the AUGMENT treatment, launching the AUGMENT treatment in select international IVF clinics, researching and developing the OvaPrime treatment and the OvaTure treatment, and determining the development and regulatory paths for our fertility treatments. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by young businesses in new and rapidly evolving fields. For example, to execute our business plan, we will need to be successful in a range of challenging activities, including successfully introducing the AUGMENT treatment into additional international partner IVF clinics, marketing and selling the AUGMENT treatment, successfully completing a non-commercial preceptorship training program and introducing the OvaPrime treatment into international IVF clinics, completing development and optimization of the OvaTure treatment, obtaining any required marketing approvals, manufacturing, marketing and selling those potential fertility treatments that we successfully develop, and addressing the challenges of foreign operations.
In addition, as a young business with a short operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We are in the process of transitioning from a company focused on in-licensing and research to a company capable of developing multiple potential fertility treatments and supporting commercial activities, and specifically, we are transitioning from the early commercialization of the AUGMENT treatment in a few major regions outside the United States, including Japan, Western Europe and Canada. We may not be successful in such a transition.
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $73.2 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $167.9 million. We have recorded limited revenues and have financed our operations primarily through equity financings. We have devoted significant efforts to research and development, acquiring our technology, developing and introducing the AUGMENT treatment and building out our international infrastructure.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase if and as we:

•	continue to introduce the AUGMENT treatment through an access program to additional international IVF clinics in major regions of the world;

•	continue to transition new partner clinics to commercial centers;

•	introduce the OvaPrime treatment through a non-commercial preceptorship training program in an international region outside of the United States;

•	educate physicians and embryologists regarding the use of the AUGMENT treatment and OvaPrime treatment;

•	incur costs associated with foreign expansion;

•
establish a domestic and international sales, marketing, manufacturing and distribution infrastructure, to commercialize the AUGMENT treatment, the OvaPrime treatment and any other potential fertility treatments we successfully develop;

•	continue development of the OvaTure treatment, both internally and in collaboration with Intrexon, and other potential fertility treatments, and ultimately introduce the OvaTure treatment;

•	initiate any clinical trials of our potential fertility treatments;

•
collaborate with Intrexon through the OvaXon joint venture to develop significant improvements in human and animal health using our EggPC cell technology and Intrexon's synthetic biology and high throughput platform for applications;

•
seek any required approvals from the FDA or similar regulatory agencies outside of the United States, which we refer to as Foreign Regulatory Authorities, for our potential fertility treatments that require such approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional scientific, clinical, quality control and management personnel internationally and in the United States to support our fertility treatment development and commercialization efforts;

•	add operational and financial personnel to support our international expansion plans;

•	seek to identify additional potential fertility treatments; and

•	develop, acquire or in-license other potential fertility treatments and technologies.
To become and remain profitable, we must significantly expand the network of clinics and clinicians offering the AUGMENT treatment in international markets, and we may also need to develop and eventually commercialize our potential fertility treatments with significant market potential, including the OvaPrime treatment and the OvaTure treatment. This will require us to be successful in a range of challenging activities, including successfully introducing the AUGMENT treatment into additional international partner IVF clinics, marketing and selling the AUGMENT treatment, introducing the OvaPrime treatment into international IVF clinics, completing development and optimization of the OvaTure treatment, obtaining any required marketing approvals, manufacturing, marketing and selling those potential fertility treatments that we successfully develop, and addressing the challenges of foreign operations. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our fertility treatment development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development and commercialization of our fertility treatments and as we significantly expand our international infrastructure, including our plans to recruit in-country sales and marketing forces in the regions in which we are most focused. We have introduced the AUGMENT treatment in partner IVF clinics outside of the United States, and we anticipate expanding to new partner clinics, focusing in Japan, Western Europe and Canada. If our rapid recruitment of sales and marketing personnel as part of our international infrastructure build-out does not result in significant near term revenue from the AUGMENT treatment, our need to raise additional funding will accelerate. In December 2015, we commenced a non-commercial preceptorship training program with the OvaPrime treatment in an international region outside of the United States. In addition, we expect to incur significant expenses with respect to our continued development and optimization of the OvaTure treatment and other potential fertility treatments. Any clinical trials that we are required to conduct for these potential fertility treatments will be costly. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts.
We believe that our cash and cash equivalents and short-term investments of approximately $126.7 million at December 31, 2015, will be sufficient to fund our current operating plan for at least the next 12 months. There can be no assurances, however, that the current operating plan will be achieved or that additional funding, if needed, will be available on terms acceptable to us, or at all.
Our future capital requirements will depend on many factors, including:

•
our success in expanding to new partner clinics in other major regions of the world, transitioning partner clinics to commercial centers and significantly increasing the number of patients receiving the AUGMENT treatment;

•	our success in introducing, and the subsequent adoption of, the OvaPrime treatment to international IVF clinics;

•
the costs associated with the expansion of foreign operations and building out our international commercial infrastructure, including expanding staffing in our international headquarters in the United Kingdom and other international subsidiaries;

•
the costs associated with establishing a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize the AUGMENT treatment and any fertility treatment we successfully develop;

•	the pricing of the AUGMENT treatment and resulting revenues, as well as any future revenues we receive from our potential fertility treatments;

•	the costs associated with the non-commercial preceptorship training program for the OvaPrime treatment;

•	the costs of continuing the optimization of the OvaTure treatment and our success in defining the clinical pathway;

•	the costs of any clinical trials of our potential fertility treatments;

•	the costs involved in collaborating with Intrexon through the OvaXon joint venture to create new applications to prevent inherited diseases for human and animal health;

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
Identifying, developing and commercializing potential fertility treatments is a time consuming, expensive and uncertain process that takes years to complete. We may fail to achieve sufficient revenues from the AUGMENT treatment and other fertility treatments to achieve profitability on our expected timelines or at all. We will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
We have limited experience marketing and selling our fertility treatments. We have introduced the AUGMENT treatment in partner IVF clinics outside of the United States and we expect this expansion to continue, focusing in Japan, Western Europe and Canada. Our ability to generate revenue in the near term, however, will depend on continued enrollment at our partner clinics, the number of commercial AUGMENT treatment cycles our partner clinics perform and the treatment prices charged. Because we have limited commercialization experience, our ability to forecast how long this commercial ramp up will take is unproven. If we are not able to successfully transition the partner clinics to commercial operations, we may not be able to obtain significant revenue or deferred revenue from the AUGMENT treatment on the timelines we project, or at all. In December 2015, we commenced a non-commercial preceptorship training program with the OvaPrime treatment in an international region outside of the United States. We plan to decide whether to progress the OvaPrime program, based on data from the preceptorship training program, by the end of 2016.

Risks Related to Research, Development and Commercialization of Our Potential Fertility Treatments
The science underlying the AUGMENT treatment, the OvaPrime treatment and the OvaTure treatment is based on recent discoveries. International IVF clinics that we work with may determine not to provide or continue providing the AUGMENT treatment based on clinical efficacy, safety or commercial, logistic, regulatory or other reasons. Additionally, we may determine not to proceed with the OvaPrime treatment based on data that we receive from the non-commercial preceptorship training program. Accordingly, we may not be able to successfully develop or commercialize our fertility treatments.
The AUGMENT treatment, the OvaPrime treatment and the OvaTure treatment are based on recent scientific discoveries relating to egg precursor cells. We have limited patient experience with the AUGMENT treatment and our experience with the AUGMENT treatment to date may not be representative of what women will experience in the future. We continue to develop and optimize the AUGMENT treatment process and such modifications may lead to outcomes that are different from historical results. Further, neither the OvaPrime treatment nor the OvaTure treatment have been used in humans, and the preclinical data we have generated for these treatments under development may not be replicated in humans. We may not be able to successfully develop the OvaPrime treatment, the OvaTure treatment or other potential fertility treatments.
We have introduced the AUGMENT treatment in partner IVF clinics outside of the United States and in 2015, we expanded the commercialization of the AUGMENT treatment in major regions of the world outside of the United States. We expect this expansion to continue, focusing on Japan, Western Europe and Canada. The data collected from the IVF clinics, including whether, and by how much, the use of the AUGMENT treatment improves egg health and embryo quality, increases the pregnancy and live birth rates of IVF and the safety of this potential fertility treatment will impact our ability to further commercialize and generate significant revenues from sales of the AUGMENT treatment. While the results that we have received to date have been positive, if the results that we receive from any partner IVF clinics are unfavorable, the AUGMENT treatment may not be viable or significant additional time and expense could be required before we are able to further commercialize this fertility treatment. If we experience delays or difficulties in introducing the AUGMENT treatment into additional international IVF clinics, our ability to further commercialize the AUGMENT treatment could be delayed or prevented.
In December 2015, we commenced a non-commercial preceptorship training program with the OvaPrime treatment in an international region outside of the United States. We plan to decide whether to progress the OvaPrime program, based on data from the preceptorship training program, by the end of 2016. However, the successful enrollment of patients and the data collected from the non-commercial preceptorship training program, including whether and by how much the OvaPrime treatment boosts egg reserves, will impact our ability to further introduce and generate revenues from sales of the OvaPrime treatment. If the results are unfavorable, the OvaPrime treatment may not be viable or significant additional time and expense could be required before we are able to commercialize this potential fertility treatment. Additionally, if we and our partner IVF clinic are unable to successfully enroll patients in the preceptorship training program to obtain sufficient efficacy and safety data, we may not be able to determine whether to progress the OvaPrime program by the end of 2016.
In 2014, we achieved human preclinical proof-of-concept with the OvaTure treatment by demonstrating that human EggPC cells can be matured into eggs outside of the body. We are continuing to develop and optimize the OvaTure treatment, with a goal of characterizing EggPC-derived mature eggs and defining the clinical path forward. Our plans to define a clinical pathway for the OvaTure treatment will depend upon the regulatory pathway applicable in regions of the world that we target. There are significant aspects of the OvaTure treatment that will require additional innovation for us to continue its development. Further, we will require authorization from regulatory bodies outside of the United States for certain steps in the testing of EggPC-derived eggs.The recent nature of the scientific discoveries underlying the OvaTure treatment, the need for additional innovation and the absence of information from human clinical trials all increase the risks associated with this potential fertility treatment. In any event, we believe that it will be costly and time consuming to develop and successfully commercialize the OvaTure treatment.
Our IVF clinic partner, IVI, is conducting a study of the AUGMENT treatment, and we or our partner IVF clinics, with our approval, may conduct clinical studies of our fertility treatments in certain regions of the world. These clinical studies are expensive, difficult to design and implement and uncertain as to outcome. Regulatory authorities and institutional review boards ("IRB") or ethics committees regulate clinical trials and can suspend or terminate them for many reasons. Success in animal and preclinical studies does not ensure that studies in humans will be successful, and interim or preliminary findings do not necessarily predict final results. In addition, the timing of results from and completion of the studies will depend, in part, on our ability to enroll the studies on the timeline expected. Enrollment in any studies could be delayed for a number of reasons, including the unwillingness of patients to undergo, or physicians to prescribe, an additional surgical procedure in connection with IVF.
Patient enrollment is affected by other factors including:

•	timing and capacity of GTP processing facilities / third party manufacturers;

•	novelty of the potential fertility treatments being tested;

•	form of infertility or severity of the condition being treated;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the potential fertility treatments under study;

•	known side effects of the potential fertility treatments under study, if any;

•	efforts of IVF clinics to facilitate enrollment in studies or clinical trials;

•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
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
Development of our fertility treatments may not be successful. If we are unable to commercialize our fertility treatments or experience significant delays in doing so, our business will be materially harmed.
We intend to invest a significant portion of our efforts and financial resources in the identification, development and commercialization of fertility treatments. Our ability to generate revenues will depend heavily on the successful development and eventual commercialization of our fertility treatments. For example, our plans to define a clinical pathway for the OvaTure treatment in 2016 will depend upon the regulatory pathways applicable to the OvaTure treatment in regions of the world that we target.
Regulatory authorities may conclude that our fertility treatments qualify for a class of products exempt from pre-market review and approval that apply to drugs, biologics, medicinal products and medical devices under applicable laws and regulations. In those countries where we have introduced the AUGMENT treatment or plan to introduce the AUGMENT treatment or, if we progress the OvaPrime program, the OvaPrime treatment, we believe that the AUGMENT treatment and OvaPrime treatment are not subject to the traditional regulatory requirements (e.g., lengthy pre-market review and approval of an application for marketing authorization) that apply to drugs, biologics, medicinal products and medical devices. However, applicable regulatory bodies may disagree with our view, and if they do, we and our partner clinics may suffer significant delay or expense or may cease offering the treatment in such countries. In some jurisdictions where traditional pre-market approval such as that required for drugs, biologics, medicinal products and medical devices is not required for our treatments, we or our partner clinics may be required to obtain special approval of or licenses from local institutions to study or use the AUGMENT treatment or OvaPrime treatment and/or license to offer such treatments. For example, in Spain, the IVI clinic has commenced a study of the AUGMENT treatment after receiving approval from the La Comisión Nacional de Reproducción Humana Asistida (CNRHA) and our partner clinic in Japan has commenced a non-commercial preceptorship training program after receiving approval from the Japan Society of Obstetrics and Gynecology (JSOG). In some cases, there are no clear guidelines on what standards may apply to the AUGMENT treatment or OvaPrime treatment or what licenses or approvals may be required, and we therefore have engaged and will continue to engage in discussions with regulatory authorities in certain of the countries in which we have introduced or plan to introduce the AUGMENT treatment or OvaPrime treatment. If we or our partner clinics are unable to obtain any required licenses or approvals in a particular country, if the application process takes longer than expected, or if additional licenses or approvals are required to commercialize the treatment on a large scale, then our introduction of the AUGMENT treatment or OvaPrime treatment in such countries may be delayed, we may incur additional expenses, and we may determine not to provide the treatment in such countries. Further, some or even all regulatory authorities may determine to classify the AUGMENT treatment, the OvaPrime treatment or our potential fertility treatments as drugs, biologics, medicinal products or medical devices. Any such regulation would mean, among other things, that we would have to conduct extensive clinical trials and would not be able to market such potential fertility treatments until we have received approval of an application for marketing authorization from the applicable regulatory authority. Other than as identified above, we have not applied for or received approval to market any fertility treatments from regulatory authorities in any jurisdiction. We have only limited experience in conducting preclinical testing and clinical trials and filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including contract research organizations, to assist us in this process.
If we are required to conduct traditional pre-market approval clinical trials in any of the countries where we seek to commercialize our potential fertility treatments, we would be subject to significant additional risk. Prior to initiating any necessary clinical trials of our potential fertility treatments that may be required in particular regions, we may need to submit clinical trial applications (such as an IND or foreign equivalent) to regulatory authorities, based on preclinical, animal and other tests. Upon submitting such an application, the regulatory authorities might determine that the risks involved in our potential fertility treatments are too great to justify proceeding with a clinical study and impose a partial or full clinical hold. They may require us to do significant and costly additional preclinical work before commencing our clinical trials or may not allow us to proceed with clinical trials at all. In addition, an ethics committee or IRB would be required to review and approve any clinical trial before we can commence that trial. The ethics committee or IRB responsible for reviewing any of our clinical trials may decline to grant approval for a variety of reasons, including that they do not believe that patient rights would adequately be protected. Our potential fertility treatments rely on new and complex technology that impacts human reproductive systems. Therefore, regulatory authorities and ethics committees may be especially cautious in reviewing and approving our clinical protocols for such potential fertility treatments.
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
We may experience numerous unforeseen events during, or as a result of, any clinical trials or studies if we choose to or are required to conduct them, which could delay or prevent our ability to achieve our stated goals for our fertility treatments or receive marketing approval for or commercialize our fertility treatments, including:

•	regulators, ethics committees, or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching, or fail to reach agreement on, acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•
studies or clinical trials of our potential fertility treatments may produce negative or inconclusive safety or efficacy results, or results subject to varying interpretations, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon potential fertility treatment development programs;

•
the number of patients required for studies or clinical trials, and/or the necessary duration of studies or clinical trials of our potential fertility treatments may be larger than we anticipate, enrollment in our studies or clinical trials may be slower than we anticipate or participants may drop out of our studies or clinical trials at a higher rate than we anticipate;

•
we or our third party contractors may fail to comply with regulatory requirements, such as conducting trials in accordance with current good clinical practices, and our contractors may fail to meet their contractual obligations to us in a timely manner or at all;

•	we may have to suspend or terminate clinical trials of our potential fertility treatments for various reasons, including discovery that the participants are being exposed to unacceptable health risks;

•	the cost of studies or clinical trials of our potential fertility treatments may be greater than we anticipate; and

•	the supply or quality of our potential fertility treatments or other materials necessary to conduct studies or clinical trials of our potential fertility treatments may be insufficient or inadequate.
If we are unable to successfully complete any studies or clinical trials or other testing of our potential fertility treatments, if the results of these trials or tests are not positive or are only insufficient to demonstrate safety or efficacy to applicable regulators, or if there are any safety concerns regarding our potential fertility treatments, we may:

•	be delayed in obtaining marketing approval for our potential fertility treatments;

•	not obtain marketing approval in countries where such approval may be required and therefore be unable to commercialize our fertility treatments;

•	obtain approval for indications or patient populations that are not as broad as we intend or desire;

•	obtain approval with labeling that includes significant restrictions on distribution or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the treatment removed from the market after obtaining marketing approval.
If serious adverse side effects are identified during the development or commercialization of the AUGMENT treatment, the OvaPrime treatment or our other potential fertility treatments or with any procedures with which these fertility treatments are used, we may need to abandon or limit our development of those fertility treatments, which could have a material adverse effect on our business, results of operations or financial condition.
Neither the AUGMENT treatment, the OvaPrime treatment nor any of our potential fertility treatments has been proven effective and safe in humans through clinical trials. We have limited patient experience with the AUGMENT treatment and our experience with the AUGMENT treatment to date may not be representative of what women will experience in the future. Further, we continue to develop the AUGMENT treatment, and changes to the treatment could result in future experiences with the treatment differing from past experience. It is impossible to predict when or if any of our fertility treatments will prove effective or safe in humans or, to the extent required, will receive marketing or other approval. If any or our current or potential fertility treatments are associated with undesirable side effects or have characteristics that are unexpected with respect to the mother or the child conceived using such treatment, we may need to abandon such treatments or limit their development and/or commercialization to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, if any of the procedures with which our potential fertility treatments are used is determined to be unsafe, we may be required to delay or abandon our fertility treatment development or commercialization. For example, we expect the AUGMENT treatment will be administered as part of the ICSI process and the OvaPrime treatment will be administered as part of the IVF process. To the extent physicians limit or abandon the use of ICSI, IVF or other procedures with which the AUGMENT treatment or the OvaPrime treatment is used, we may need to delay or abandon our development or commercialization of these treatments.
Even if we are able to expand the commercialization of the AUGMENT treatment or commercialize any of our other fertility treatments, they may fail to achieve the degree of market acceptance by physicians, patients and others in the medical community necessary for commercial success.
Even if we are able to expand the commercialization of the AUGMENT treatment or commercialize any of our potential fertility treatments, they may nonetheless fail to gain sufficient market acceptance by physicians, patients and others in the medical community. For example, doctors may continue to rely on current treatments, including fertility drugs and traditional IVF, which are well established in the medical community. In addition, the novel nature of the AUGMENT treatment, the OvaPrime treatment and the OvaTure treatment may affect market acceptance by physicians and patients. We have limited patient experience with the AUGMENT treatment and our experience with the AUGMENT treatment to date may not be representative of what women will experience in the future. Our ability to gain market acceptance of the AUGMENT treatment will depend on the experience women have with this treatment option over time. If our potential fertility treatments do not achieve an adequate level of acceptance, we may not generate significant treatment revenues and we may not become profitable. The degree of market acceptance of the AUGMENT treatment and our other fertility treatments, after receipt of any necessary licenses or approvals, will depend on a number of factors, including:

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

•
limitations on the existing infrastructure to support the AUGMENT treatment, the OvaPrime treatment or our potential fertility treatments, including adequately trained embryologists and the willingness of IVF clinics to incorporate the process into their current treatment regimen;

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
We anticipate expanding to new partner clinics in other major regions of the world and we continue to significantly expand our global sales and marketing team. To achieve commercial success for any potential fertility treatment, we must either develop a sales and marketing team or outsource these functions to third parties.
There are risks involved both with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay the introduction of any fertility treatment. If the commercial expansion of the AUGMENT treatment and/or the commercial introduction of the OvaPrime treatment or other fertility treatments for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
Competitors may develop new infertility drugs, assisted reproductive technology, or ART, therapies, devices and techniques that could render obsolete our potential fertility treatments. There are a number of pharmaceutical companies, biotechnology companies, universities and research organizations actively engaged in research and development of potential fertility treatments. Like the AUGMENT treatment, the OvaPrime treatment and the OvaTure treatment, some of these potential fertility treatments are designed to address the shortcomings of IVF. In particular, we are aware of a number of companies and laboratories that are currently developing potential fertility treatments intended to identify high quality embryos for use in IVF, a university study of the transfer of granulosa cell mitochondria into eggs, a university study using pronuclear transfer for improvement in IVF success rates and a university study of induced pluriopotent stem cells, or iPS, shows that iPS cells can be generated from somatic cells and programmed to become differentiated cells, which can include germ line cells such as oocytes. Novocellus Ltd. is developing an embryo viability test, using culture media, to aid in the selection of embryos used in IVF. FertiliTech and Auxogyn, Inc. are developing hardware and software that analyzes embryo development against cell division timing parameters to help identify the highest quality embryo within a group of embryos. If successfully developed, these potential fertility treatments could improve outcomes and alleviate some of the other shortcomings of traditional IVF, thereby decreasing the need for our potential fertility treatments. Fertility Focus, along with its strategic partner Norgenix, are developing a fertiloscope for the early diagnosis of, and immediate corrective surgery for, the physical causes of infertility. Molecular diagnostic companies like Reprogenetics are developing novel preimplantation genetic diagnosis and screening methods to detect chromosomal and genetic disorders of embryos prior to transfer back to the women. Testing embryos in this manner may increase the likelihood of pregnancy, reduce the chances of pregnancy loss, and improve the odds of delivery. At this time, we cannot evaluate how our potential fertility treatments, if successfully developed and commercialized, would compare technologically, clinically or commercially to any other potential fertility treatments being developed or to be marketed by competitors. There can be no assurance that we will be able to compete effectively. OvaXon, our joint venture with Intrexon, is engaged in gene editing, which is a rapidly evolving field. OvaXon could potentially have competitors in both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect OvaXon to compete with include GlaxoSmithKline plc, Sangamo BioSciences Inc., HemaQuest Pharmaceuticals, Inc., Merck & Co., Inc., and Novartis AG.
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
Our potential fertility treatments are based on innovative science regarding eggs, embryos and fertilization, and in the case of our OvaXon joint venture, gene editing. These can be controversial subjects and, as a result, we could be subject to adverse publicity, political reaction and regulation, as well as changes to the laws and regulations affecting our potential fertility treatments. This may result in our incurring costs beyond what we anticipate in order to develop and commercialize our potential fertility treatments or may make it impossible to develop our potential fertility treatments at all. Bad publicity could also delay or impede our ability to obtain any necessary licenses or authorizations for us or our partner clinics to introduce or continue to provide our treatments in countries where the criticism occurs. In addition, some states are considering adopting legislation defining when personhood begins. To the extent adopted, this legislation could limit, restrict or prohibit the use of IVF, which would have a negative effect on our ability to develop and sell our potential fertility treatments and, as a result, on our business.
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
We obtained product liability insurance coverage when we initiated our AUGMENT treatment study in the United States and introduced the AUGMENT treatment through an access program in select IVF centers outside of the United States. We will need to maintain product liability insurance coverage as we further commercialize the AUGMENT treatment outside of the United States and expand to new partner clinics in other regions of the world and additional international IVF clinics, introduce the OvaPrime treatment, and/or conduct clinical trials for our current or potential fertility treatments. Such insurance is increasingly expensive and difficult to procure. In the future, such insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities that we may incur. In addition, we may need to increase our insurance coverage in connection with the commercialization of our current or potential fertility treatments. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.
Procedures such as IVF, as well as companies that manufacture and store cells and tissues, are the subject of standards and recommendations by national regulatory authorities and/or non-governmental bodies. Failure to comply with these standards could harm our commercial prospects or subject us to negative media attention or government sanctions.
Various countries where we are seeking or may seek to introduce our fertility treatments have standards set by regulatory authorities and/or non-governmental bodies that govern IVF procedures and the procurement, storage and processing of gametes and embryos for use in IVF procedures. In the UK, for example, the Human Fertilisation and Embryology Authority (HFEA) has adopted a Code of Practice, as well as supplementary guidance documents, with which licensed IVF clinics are obliged to comply. Similarly, the UK's Association of Clinical Embryologists has adopted a series of best practice guidelines for its members. Even where these standards are voluntary, if we, or third parties that we work with, including IVF clinics, fail to comply with these standards, our commercial prospects could be harmed because patients may prefer to use the services and potential fertility treatments of companies that meet these standards. Similarly, physicians or IVF clinics may be less likely to endorse or use procedures or potential fertility treatments that fail to comply with such standards. In addition, failure to meet the standards could subject us to negative media attention.
Risks Related to Regulatory Approval of Our Potential Fertility Treatments and Other Regulatory Matters
Our plans to continue and expand the commercialization of the AUGMENT treatment outside of the United States and introduce the OvaPrime treatment in selected regions outside of the United States depend upon the AUGMENT treatment and the OvaPrime treatment meeting the requirements of a class of products or a type of practice or treatment exempt from pre-market review and approval of applications for marketing authorizations in such regions. Determinations by regulators in the markets we target that the AUGMENT treatment and the OvaPrime treatment do not meet the requirements for a class of products exempt from pre-market review and approval could significantly delay or prevent commercialization of those products. Failure to obtain marketing approval in international regions, to the extent required, would prevent our potential fertility treatments from being marketed in such regions. Additionally, our plans to define a clinical pathway for the OvaTure treatment will depend upon the regulatory pathway applicable in regions of the world that we target.
Our plans to continue and expand the commercialization of the AUGMENT treatment outside of the United States and introduce the OvaPrime treatment in select regions outside of the United States depend upon the treatments meeting the requirements of a class of products or a type of practice or treatment exempt from pre-market review and approval of applications for marketing authorizations in such regions. There can be no assurance that this will be the case in any particular jurisdiction, or that applicable Foreign Regulatory Authorities will agree with our determinations that the AUGMENT treatment and the OvaPrime treatment meet these requirements. If the Foreign Regulatory Authorities in a given country disagree with our determination that the AUGMENT treatment or the OvaPrime treatment is exempt from pre-market review and approval of applications for marketing authorizations required for drugs, biologics, medicinal products and medical devices, then we likely will be required to cease commercial marketing of that fertility treatment in that country, and may not be able to resume commercial marketing without first demonstrating safety and efficacy through clinical trials, submitting an application for marketing authorization, and receiving approval from the relevant regulatory authorities. In these circumstances, we are likely to be significantly delayed in our ability to commercialize our fertility treatments in such country, or we may elect to cease our commercialization activities in that country altogether. In 2012, we commenced a clinical study of the AUGMENT treatment in the United States relying on our conclusion that the AUGMENT treatment met the requirements for a 361 HCT/P, and therefore did not require an IND. In September 2013, however, we received an "untitled" letter from the FDA questioning the status of the AUGMENT treatment as a 361 HCT/P and advising us to file an IND for the AUGMENT treatment. As a result, we chose to suspend enrollment in our AUGMENT study in the United States. Additionally, our plans to define a clinical pathway for the OvaTure treatment will depend upon the regulatory pathway applicable in regions of the world that we target. From time to time, we engage in discussions regarding our fertility treatments with Foreign Regulatory Authorities in certain of the countries in which we have introduced or plan to introduce such fertility treatment or potential fertility treatment. We expect to have ongoing dialogue with these regulatory authorities. If any of our fertility treatments are subject to pre-market approval in a particular region, failure to obtain such required marketing approval in international regions would prevent us from marketing such fertility treatment in such regions, which could have a material adverse effect on our business, results of operations or financial condition.
Further, if Foreign Regulatory Authorities in a particular region determine that our fertility treatments do not meet the requirements of a class of products that is exempt from pre-market approval of applications for marketing authorization required of drugs, biologics, medicinal products and medical devices, then in order to market and sell our potential fertility treatments in that region, we or our third party collaborators may need to obtain separate marketing approvals and will need to comply with numerous and varying regulatory requirements, as described above. Additionally, study or license requirements vary among countries and may cause delays of or suspension of the approval process and can involve additional testing. The time required to obtain approval in foreign regions can be lengthy, and may differ substantially from region to region. The regulatory approval process outside the United States may be subject to risks like those associated with obtaining FDA approval. In addition, in many countries, a treatment must be approved for reimbursement before the treatment can be approved for sale in that country. Furthermore, some countries have restrictions particular to IVF and/or other fertility treatments, which may impose additional regulatory barriers for market entry for our potential fertility treatments. If required, we may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA for marketing in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.
By way of example, regulators could determine that the AUGMENT treatment and/or our potential fertility treatments do not meet the requirements for a class of products exempt from pre-market review and approval of the type required of drugs, biologics, medicinal products and medical devices under applicable laws and regulations. In that case, they could be regulated as medicinal products (including advanced therapy medicinal products), as medical devices or as human tissues and cells intended for human applications. For example, products regulated as advanced therapy medicinal products may only be placed on the market in the EU once they have been granted a marketing authorization by the European Commission. Securing a marketing authorization from the European Commission requires the submission of extensive preclinical and clinical data and supporting information, including information about the manufacturing process, to the EMA to establish the potential fertility treatment's safety, efficacy and quality. Following review of the marketing authorization application the EMA will issue an opinion, which the European Commission will take into account when deciding whether or not to grant a marketing authorization. If we are required to follow this regulatory pathway for the AUGMENT treatment, the OvaPrime treatment or our potential fertility treatments, this may significantly delay or preclude commercialization of these treatments. Similar determinations in other markets outside of the United States could have the same impact.
Even if regulators in regions outside of the United States, such as the EU, deem the AUGMENT treatment, the OvaPrime treatment and any of our potential fertility treatments to be exempt from pre-market review and approval of an application for marketing authorization as required of drugs, biologics, medicinal products and medical devices, other regulatory requirements may nevertheless be applicable. For example, medical treatments and processes, such as IVF, may be regulated at the national level, which is the case in the EU. Such national regulations may restrict the extent to which the eggs used in IVF treatments may be manipulated and so may prevent us from commercializing the AUGMENT treatment or the OvaPrime treatment in that country. Alternatively, such regulations may require the IVF facilities to be licensed by the national regulatory authority to perform specific IVF procedures or require us or our partner clinics to obtain special approval of or licenses from national regulatory bodies to introduce the AUGMENT treatment or the OvaPrime treatment in that country. For example, there are specific fertility regulatory authorities, such as the United Kingdom’s Human Fertilisation and Embryology Authority (HFEA), which license IVF facilities and determine what procedures such establishments may perform. In other countries, the national health authority may delegate the review of a fertility treatment to an industry self-regulatory body, an institutional review board, or other body. For example, the recent approval of our partner clinic’s application to use the AUGMENT treatment in Japan was made by the Japan Society of Obstetrics and Gynecology (JSOG). Further, the study of the AUGMENT treatment that we are working on with the IVI Group, our partner clinic in Spain, was approved by La Comisión Nacional de Reproducción Humana Asistida (CNRHA). However, in some countries, there are no clear guidelines on what standards may apply to the AUGMENT treatment or the OvaPrime treatment or what licenses or approvals may be required. While we have engaged and will continue to engage in discussions with regulatory authorities in certain of the countries in which we have introduced or plan to introduce our fertility treatments, if we or our partner clinics are unable to obtain any required licenses or approvals in a particular country, if the application process takes longer than expected, or if additional licenses or approvals are required to commercialize the treatment on a large scale, then our introduction of our fertility treatments in such countries may be delayed, we may incur additional expenses, and we may determine not to provide the treatment in such countries.
It is unclear what regulatory pathway FDA will ultimately require for the AUGMENT treatment, the OvaPrime treatment or our potential fertility treatments.
We are not currently seeking to commercialize any of our fertility treatments inside of the United States. We believe that the AUGMENT treatment meets the regulatory definition of a 361 HCT/P or as a type of practice of medicine that is exempt from pre-market approval. The AUGMENT treatment involves mere isolation of mitochondria from egg precursor cells, and injection of those mitochondria into the same woman's egg, which we believe constitutes minimal manipulation of both the mitochondria and the egg. The AUGMENT treatment involves only homologous use, is not combined with any other article, and is for reproductive use. We therefore believe that the AUGMENT treatment meets all four of the criteria for a 361 HCT/P set forth in FDA's regulation. If FDA ultimately agrees with our conclusions, the AUGMENT treatment will not be required to conduct clinical trials pursuant to an IND, nor will it be required to seek FDA pre-market review and approval of an NDA or BLA. However, both the AUGMENT treatment and our potential fertility treatments constitute new technologies, the proper regulatory characterization of which likely constitute matters of first impression for FDA. Particularly because the AUGMENT treatment and our potential fertility treatments are intended to result in the creation of human life, there can be no assurance that FDA will agree with our views as to the proper regulatory characterization of the AUGMENT treatment or any of our potential fertility treatments. FDA may conclude that the AUGMENT treatment and/or potential fertility treatments constitute drugs, biologics, or medical devices. If FDA makes such a determination for AUGMENT or any of our potential fertility treatments, we may be required to conduct clinical trials under an IND (or IDE for a medical device) and seek FDA pre-market review and approval of an NDA or BLA (or PMA for a medical device). In that event, we may abandon pursuing that potential fertility treatment in the United States, or suffer significant delays and expense seeking to approve any necessary approval.
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
If we ultimately do not need to submit the AUGMENT treatment to the FDA for preapproval due to the FDA regulating the treatment as a 361 HCT/P, we still must generate adequate substantiation for claims we make in our marketing materials. Both the FTC and the states retain jurisdiction over the marketing of products in commerce and require a reasonable basis for claims made in marketing materials. Many countries outside of the United States have similar regulatory authorities that regulate the marketing of products. We intend to generate such adequate substantiation for any claims we make about the AUGMENT treatment. If, however, after we commence marketing of the AUGMENT treatment in the United States, the FTC or one or more states or foreign authorities conclude that we lack adequate substantiation for our claims, we may be subject to significant penalties or may be forced to alter or cease our marketing of the AUGMENT treatment in one or more jurisdictions. Any of this could materially harm our business. In addition, if our promotion of the AUGMENT treatment suggests that the AUGMENT treatment is not a 361 HCT/P, the FDA or equivalent Foreign Regulatory Authorities might consider the potential fertility treatment to be a new drug or biologic. We will therefore be limited in the promotional claims that we could make about the AUGMENT treatment.
Procedures such as IVF, as well as companies that manufacture and store cells and tissues, are the subject of standards and recommendations by national non-governmental bodies. Failure to comply with these standards could harm our commercial prospects or subject us to government sanctions.
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
Various states, including New York, California, Florida, Illinois, Maryland, Texas, Massachusetts and others, impose requirements on facilities and laboratories that recover, test, process, manufacture, store or dispose of certain cells and tissues. These requirements can have significant geographic reach. In Maryland, for example, the permit requirements applicable to tissue banks, including reproductive tissue banks, apply not only to tissue banks located in Maryland, but also those tissue banks located outside of the state that are represented or serviced in Maryland. In some cases, the requirements imposed by states, such as record keeping and testing requirements, may be more stringent than those imposed by the FDA. If we begin commercialization of the AUGMENT treatment and/or our other fertility treatments in the United States, we will have to comply with these state requirements. Failure to comply with these state requirements could subject us to significant sanctions.
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
We are currently subject to risks associated with doing business internationally as a result of our commercialization of the AUGMENT treatment outside of the United States. We expect to continue to expand our international commercial infrastructure to support our planned expanded commercialization of the AUGMENT treatment and the OvaPrime treatment outside of the United States. If we succeed with our international commercialization strategy, then our business will be subject to additional risks associated with doing business internationally. For example, our future results of operations could be harmed by a variety of factors, including:

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
Even if the AUGMENT treatment and the OvaPrime treatment are not subject to pre-market review and approval, they may be subject to certain ongoing regulation in some regions. We could be subject to significant civil or criminal penalties if we fail to comply with these requirements, and we may be unable to commercialize our potential fertility treatments.
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
Any potential fertility treatment, including any potential fertility treatment developed by our OvaXon joint venture, for which we obtain approval or clearance of an application for marketing authorization, will be subject to continuing regulation by the FDA or equivalent Foreign Regulatory Authorities. Specific requirements will vary by country and/or region. In general, however, such requirements will include those relating to, among other things, submission of safety and other post-marketing information and reports, registration and listing, manufacturing, packaging, quality control, storage, distribution, quality assurance and corresponding maintenance of records and documents, labeling, advertising and promotional activities, distribution of samples to physicians and recordkeeping. Even if marketing approval or clearance of a potential fertility treatment is granted, the approval or clearance may be subject to limitations on the uses for which the potential fertility treatment may be marketed, be subject to restrictions on distribution or use, or contain requirements for costly post-marketing testing to further evaluate the safety or efficacy of the potential fertility treatment. The FDA and equivalent Foreign Regulation Authorities closely regulate the post-approval marketing and promotion of drugs, biologics and medical devices to ensure such products are marketed only for the approved indications or cleared uses and in accordance with the provisions of the approved labeling. The FDA and equivalent Foreign Regulation Authorities impose stringent restrictions on manufacturers' communications regarding off-label use and if we market our potential fertility treatments other than for their approved indications, we may be subject to enforcement action for off-label marketing.
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
Even though we anticipate very limited third party coverage and reimbursement, including from federal healthcare programs, for the AUGMENT treatment or any of our future potential fertility treatments and services, our future arrangements with third party payors and IVF clinics and physicians may expose us to broadly applicable fraud and abuse laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute the AUGMENT treatment, the OvaPrime treatment, the OvaTure treatment and other future potential fertility treatments and services for which we obtain marketing approval. Restrictions under federal and state fraud and abuse laws and regulations that may be applicable to our business include the following:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable fraud and abuse laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the IVF clinics or physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to similar criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
In the international IVF clinics where we have introduced the AUGMENT treatment and in the non-commercial preceptorship training program where we have introduced the OvaPrime treatment, we currently manufacture on-site in such clinics, using our own equipment and employees. In case we decide in the future to utilize centralized off-site manufacturing, we entered into a master services agreement with a global third party manufacturer to provide services for the manufacture of the AUGMENT treatment to perform the identification and isolation of EggPC cells and the preparation of mitochondria steps in the AUGMENT treatment process for our partner clinics and early commercial activities. In addition, if we utilize centralized off-site manufacturing, we may also enter into similar master service agreements with third party manufacturers to perform the identification and isolation of EggPC cells for our OvaPrime treatment. Though we currently rely on on-site manufacturing, in the future we may decide to use our existing global cGTP-compliant manufacturer, contract with in-country manufacturers, manufacture on-site in clinics using our own equipment and employees, or a combination of such methods. While we believe that our third party manufacturer has the capabilities to undertake the manufacture of the AUGMENT treatment and the OvaPrime treatment in accordance with all applicable rules and regulations, there can be no assurance that they will be able to do so successfully. There can be no assurance that our global contract manufacturers, or any in-country manufacturer that we contract with, will maintain consistent quality standards with respect to any in-house manufacturing we do at individual IVF clinics. While we will seek to maintain high standards by working with high quality clinics, providing our own manufacturing equipment and personnel, and conducting regular training and quality audits, there can be no assurance that such clinics will maintain consistent quality standards. We do not have internal capabilities to manufacture the AUGMENT treatment, or internal or external capabilities to manufacture the OvaPrime treatment, the OvaTure treatment or any other potential fertility treatment.
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
We do not currently have arrangements in place for redundant supply or a second manufacturing source for the AUGMENT treatment or the OvaPrime treatment. Although we believe that there are other potential alternative manufacturers who could manufacture our potential fertility treatments, we may incur added costs and delays in identifying and qualifying any such replacement. We are pursuing a second manufacturing source for the AUGMENT treatment.

Our potential future dependence upon others for the manufacture of our potential fertility treatments, were we to cease relying on on-site manufacturing, may adversely affect our future profit margins and our ability to commercialize the AUGMENT treatment, the OvaPrime treatment or any future potential fertility treatments that we seek to market on a timely and competitive basis.
We do not currently manufacture the AUGMENT treatment or the OvaPrime treatment outside of the United States, other than on-site in our partner clinics. If our current third party manufacturer is unable to supply the AUGMENT treatment for certain countries outside the United States, and if we decide not to rely on on-site manufacturing, we will need to contract with third party manufacturers that comply with cGTP regulations to supply the AUGMENT treatment in other jurisdictions in which we decide to commercialize the AUGMENT treatment. Although we believe there are other manufacturers who could manufacture our potential fertility treatments outside the United States, we may incur added costs and delays in identifying and qualifying a non-United States manufacturer.
If we use separate manufacturing sites in the future, rather than relying on on-site manufacturing, providing the AUGMENT treatment and the OvaPrime treatment to patients in regions outside the region where the manufacturing site is located will require coordination internally among our employees and externally with physicians, IVF clinics, regulatory authorities and third party manufacturers, suppliers and carriers. For example, a patient's physician or clinical site will need to coordinate with us to ship a patient's ovarian tissue biopsy to the cGTP-compliant facility responsible for the next steps in the AUGMENT treatment process, and we will need to coordinate with them to ship isolated cellular components from the patient's processed tissue back to them. Such coordination involves a number of risks that may lead to failures or delays in processing the AUGMENT treatment. If we are unable to coordinate appropriately, we may encounter delays, incur additional costs or adversely affect our ability to commercialize the AUGMENT treatment.
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
Providing the AUGMENT treatment to patients requires coordination internally among our employees and externally with physicians, IVF clinics and third party suppliers and carriers. For example, a patient's physician or clinical site will need to coordinate with us to ship a patient's ovarian tissue biopsy to the cGTP-compliant facility responsible for the next steps in the AUGMENT treatment process, such as our partner clinics, and we will need to coordinate with them to ship the patient's egg precursor cells, or the patient's mitochondria from the egg precursor cells, to them if the manufacturing is not done on-site at our partner clinic. Such coordination involves a number of risks that may lead to failures or delays in processing our AUGMENT treatment, including:

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
Risks Related to Our Dependence on Third Parties
We currently rely and will in the future rely on selected international IVF clinics to continue to commercialize, gain experience and generate data on the AUGMENT treatment and the OvaPrime treatment. We will also rely on third parties to conduct any necessary clinical trials for other potential fertility treatments. Such third parties may not perform satisfactorily, including failing to meet volume expectations, quality standards or deadlines for the completion of such studies or trials.
Our reliance on these third parties for providing our potential fertility treatments and for clinical development activities will reduce our control over these activities.
We will remain responsible for ensuring that the AUGMENT treatment and the OvaPrime treatment are introduced with consistent and high quality standards. Moreover, the FDA and equivalent Foreign Regulatory Authorities will require us to comply with GCPs with respect to any clinical trials for any of our potential fertility conducted in connection with a submission to the FDA or Foreign Regulatory Authorities, including an IND or equivalent application, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety are protected. We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
Our reliance on these third parties for providing the AUGMENT treatment to IVF clinics and conducting clinical development activities will reduce our control over these activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, provide our potential fertility treatments, conduct our clinical trials in accordance with regulatory requirements or our stated protocols or maintain consistent quality standards, in the case of contract manufacturing and clinics manufacturing our fertility treatments on site, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our potential fertility treatments and will not be able to, or may be delayed in our efforts to, successfully commercialize our potential fertility treatments. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, and could devote more of their resources to such other entities at the expense of expending sufficient resources on our clinical development activities.
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
We may be required to initiate lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.
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
In addition to seeking patents for some of our technology and potential fertility treatments, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. The protection available for trade secrets is particularly important with respect to our process for manufacturing the AUGMENT treatment, to the OvaPrime treatment and to our potential fertility treatments, which will involve significant unpatented know-how. Any appropriation of our know-how, by competing contract manufacturers, collaborators or otherwise, could harm our business and we could suffer financial loss. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such trade secrets, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Dr. Dipp, our executive chair and chief executive officer, Harald Stock, Ph. D., our chief executive officer elect, Arthur Tzianabos, our president and chief scientific officer and Jeff Young, our chief financial officer, as well as the other principal members of our management and scientific teams. Although we have entered into employment arrangements with Dr. Dipp, Dr. Stock, Dr. Tzianabos and Mr. Young providing for certain benefits, including severance in the event of a termination without cause, these arrangements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
In addition to her role as executive chair and chief executive officer of our company, Dr. Dipp also serves as a general partner of Longwood Fund, LP, a venture capital investment fund. Beginning on July 1, 2016, Dr. Dipp will transition to an executive chairman role at our company and Dr. Stock will become our full-time chief executive officer.
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
We may encounter difficulties in managing our organizational changes and successfully adjusting our operations.
As we seek to transition from a company focused on in-licensing and research to a company capable of developing multiple potential fertility treatments and supporting commercial activities, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our therapeutic candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development and commercialization efforts and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.
We expect to expand our research and development and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research and development and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management team may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.
The physical expansion of our operations may also lead to significant costs and may divert our management and business development resources. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business plans. Our future financial performance and our ability to commercialize fertility treatments will depend, in part, on our ability to effectively manage the future development and expansion of our company. Accordingly, any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We will continue to incur increased costs as a result of operating as a public company and complying with the Sarbanes-Oxley Act, particularly now that we are a large accelerated filer and no longer an emerging growth company, and our management continues to be required to devote substantial time to new compliance initiatives.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. In addition, because we are no longer an emerging growth company status under the JOBS Act enacted in April 2012, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Now that we no longer qualify as an emerging growth company as defined in the JOBS Act, we are no longer exempted from certain requirements, such as the independent registered public accounting firm attestation.
Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We currently occupy approximately 25,200 square feet of office and laboratory space in Waltham, Massachusetts. This facility is under a lease agreement that expires in November 2020 that can be extended for an additional five year term. We believe our facility is sufficient to meet our current needs and that suitable additional space will be available if and when needed. We also occupy approximately 950 square feet of office space in Oxford, United Kingdom. This lease expires in November 2016.
Prior to October 2015, we occupied approximately 13,700 square feet of office and laboratory space in Cambridge, Massachusetts under multiple lease arrangements. These leases have been terminated as of December 31, 2015.
Item 3.    Legal Proceedings
On October 9, 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against us, several of our officers and directors and certain of the underwriters from our January 2015 follow-on public offering of our common stock. The plaintiffs purport to represent those persons who purchased shares of our common stock pursuant or traceable to our January 2015 follow-on public offering. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in the Company’s January 2015 Registration Statement and incorporated offering materials. Plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and seek, among other relief, unspecified compensatory damages, rescission, pre-and post-judgment interest and fees, costs and disbursements. On December 7, 2015, the OvaScience defendants filed a notice of removal with the Federal District Court for the District of Massachusetts.  On December 30, 2015, plaintiffs filed a motion to remand the action to the Superior Court. Oral argument on the motion to remand was held on February 19, 2016. On February 23, 2016, the District Court granted plaintiffs' motion to remand the action to the Superior Court. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
We are not party to any other litigation in any court and management is not aware of any contemplated proceeding by any governmental authority against the Company.
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Market ("NASDAQ") under the symbol "OVAS."
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ, for the periods indicated:

Year Ended December 31, 2015	High	Low
Fourth Quarter 2015	$15.39	$8.11
Third Quarter 2015	$31.72	$7.90
Second Quarter 2015	$39.29	$23.75
First Quarter 2015	$55.69	$34.44

Year Ended December 31, 2014	High	Low
Fourth Quarter 2014	$50.44	$13.25
Third Quarter 2014	$16.90	$8.73
Second Quarter 2014	$9.57	$5.51
First Quarter 2014	$11.48	$8.37
On February 22, 2016, the closing price of a share of our common stock on NASDAQ was $6.85.
Holders
As of February 22, 2016, there were 27,300,198 shares of common stock outstanding, which were held by approximately 100 record holders.
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

	Year Ended December 31,
	2015	2014	2013	2012	Period from April 5, 2011 (inception) to December 31, 2011
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$277	$—	$—	$—	$—
Total costs and expenses	72,276	47,933	29,134	13,529	2,624
Loss from operations	(71,999)	(47,933)	(29,134)	(13,529)	(2,624)
Net loss	$(73,219)	$(49,520)	$(29,044)	$(13,510)	$(2,624)
Net loss per share applicable to common stockholders—basic and diluted	$(2.70)	$(2.19)	$(1.80)	$(2.33)	$(3.00)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	27,085	22,647	16,160	5,810	909

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$126,662	$60,231	$44,427	$31,391	$4,541
Total assets	138,613	65,572	47,545	32,814	4,585
Total current liabilities	11,243	10,174	5,774	2,086	675
Total long-term liabilities	520	73	70	7	87
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
Overview
OvaScience is a global fertility company focused on the discovery, development, and commercialization of new fertility treatment options for women. The current standard of treatment for infertility is in vitro fertilization, or IVF. IVF, however, fails approximately 70% of the time. The discovery of egg precursor, or EggPCSM cells countered a long-held medical belief that women are born with a set number of eggs, thereby enabling our new fertility treatment options. Our patented technology is based on these newly discovered EggPCSM cells and represents a new fertility treatment option.
These EggPC cells are immature egg cells found in the protective outer lining of a woman's own ovaries. These immature egg cells have the ability to grow into fresh, young, healthy eggs. Our portfolio of fertility treatment options uses our patented technology including proprietary methods to identify and isolate EggPC cells from a patient's own ovarian tissue. By applying our EggPC technology platform in unique ways, we have commercialized one fertility treatment and are developing new fertility treatment options that are designed to improve egg health and revolutionize IVF.
More women around the world are waiting later in life to start families and are in need of new fertility treatment options. Fertility decreases with age. The main cause of age related infertility is poor egg health, which is linked to a reduction in the number of functioning mitochondria. Other causes of poor egg health relating to mitochondria deficieny include Type 2 diabetes. Accordingly, women throughout the world are increasingly seeking new treatment options for infertility.

Our first commercial treatment, the AUGMENTSM treatment, is specifically designed to improve egg health by supplementing a mitochondrial deficiency which may, in turn offer the potential for enhanced IVF success rates. With the AUGMENT treatment, energy-producing mitochondria from a patient's own EggPC cells are added to the patient's mature eggs during the IVF process to supplement the existing mitochondria. The AUGMENT treatment has been introduced in our partner IVF clinics outside of the United States, which we refer to as our partner clinics, and we plan to expand the network of clinics and clinicians offering the AUGMENT treatment, focusing in Japan, Western Europe and Canada. We have introduced the treatment in clinics in different countries through non-commercial preceptorship training programs that transition to commercial operations and in studies conducted by partner clinics. In some cases, we and our partner clinics have had discussions with local regulatory bodies, such as the Ministry of Health and La Comisión Nacional de Reproducción Humana Asistida, or CNRHA in Spain, and the Ministry of Health and Japan Society of Obstetrics and Gynecology (JSOG), prior to introducing the AUGMENT treatment. In connection with AUGMENT's recent approval by JSOG in Japan, we plan to build the infrastructure to support a non-commercial preceptorship training program as well as our future commercial introduction in Japan. Japan is one of the largest IVF markets in the world. We are working with the IVI Group, the largest IVF clinic network in the world, to obtain prospective patient experience data in a study in Valencia, Spain and we plan to work with other partner clinics on similar studies. In 2016, the IVI Group plans to continue enrollment of patients in its controlled, double-blind, prospective and randomized egg allocation study of the AUGMENT treatment. This adaptive study compares standard IVF to the AUGMENT treatment. The AUGMENT treatment is not available in the United States.
The OvaPrimeSM treatment is a potential fertility treatment that could enable a woman to increase her egg reserve. Approximately 25% of women who start an IVF cycle fail to produce a sufficient number of eggs (or the eggs are too immature). The OvaPrime treatment is designed to replenish a woman's egg reserve by transferring a patient's EggPC cells from the protective ovarian lining back into the patient's own ovaries where they may mature into fertilizable eggs during the IVF process. We reported large-animal proof-of-concept studies in 2014. In December 2015, we commenced a non-commercial preceptorship training program with the OvaPrime treatment in an international region outside the United States to gain insight into the clinical efficacy and feasibility of the treatment. To date, only biopsies have been performed. We plan to decide whether to progress the OvaPrime program, based on data from the preceptorship training program, by the end of 2016.
The OvaTureSM treatment is a potential next-generation fertility treatment that could help a woman produce healthy, young, fertilizable eggs without the need for hormone injections. The OvaTure treatment seeks to mature a woman's own EggPC cells into eggs outside her body. This potential treatment may be an option for women with compromised eggs, who are unable to make eggs, or who may be unwilling or unable to undergo hormone hyperstimulation, such as women diagnosed with cancer. We established human preclinical proof-of-concept and continue to optimize the maturation process by demonstrating that human EggPC cells can be matured into eggs outside of the body. In 2016, we will continue development of the OvaTure procedure, with a goal of further understanding and defining the clinical path forward. The aim is to characterize EggPC-derived mature eggs. We are seeking permission from regulatory authorities outside the United States for certain steps necessary to complete testing of EggPC derived eggs.
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
Replenishing the ovary for women who make too few, or no, eggs.  Our OvaPrime treatment is designed to replenish a woman's egg reserve by transferring a patient's EggPC cells from the protective ovarian lining back into the patient's own ovaries where they may mature into fertilizable eggs.
Reducing the need for hormonal hyperstimulation.  We are designing our OvaTure treatment to mature EggPC cells into fertilizable eggs in vitro, or outside the body. If successful, the OvaTure treatment could reduce, or possibly eliminate, the need for hormonal hyperstimulation for the maturation of multiple oocytes prior to egg retrieval in the IVF process.

Developing new treatments for diseases. OvaXonSM is a joint venture with Intrexon Corporation, or Intrexon, which is focused on developing significant improvements in human and animal health using our EggPC cell technology and Intrexon's synthetic biology and high throughput platform for applications.
The AUGMENT Treatment
We have launched the AUGMENT treatment in select international IVF clinics and we anticipate that we will introduce the AUGMENT treatment into new international regions. The AUGMENT treatment is not available in the United States.
An AUGMENT treatment cycle begins upon our receipt of the patient’s ovarian tissue after biopsy, which is obtained through a biopsy performed by the patient's doctor prior to hormone stimulation. Our proprietary process identifies and isolates the patient’s own EggPC cells, and then the patient’s own mitochondria from these EggPC cells are isolated. The patient’s own mitochondria are then injected into her egg at the time of intracytoplasmic sperm injection, or ICSI. We expect to receive payment before processing tissue and defer revenue until we deliver the mitochondria to the clinic, which is timed with the patient's standard IVF cycle and can stretch from 30 to 120 days or more. Within certain of our programs, revenue recognition may be further deferred.
We have established our international headquarters in the United Kingdom to coordinate our international commercial efforts. We plan to focus our efforts on the regions of Japan, Western Europe and Canada. Within these regions we will target customers that combine elements of the following key criteria:

•	Key opinion leaders

•	High volume IVF clinics

•	High quality IVF labs

•	Out-of-pocket pay and high average cost per cycle

•	Potential for reimbursement by healthcare providers

•	Donor egg restrictions

We continue to explore the optimal business model for the AUGMENT treatment based on our initial commercial experience.  We plan to:

•	pursue broader use, including first line treatment for various egg health and male factor indications;

•	pursue reimbursement for the AUGMENT treatment in regions where traditional IVF is covered, while continuing to focus on out-of-pocket pay opportunities;

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
We recorded $1.5 million as an equity method investment in OvaXon LLC in December 2013. Each party contributed an additional $1.5 million in 2015. As of December 31, 2015 and 2014, OvaXon has incurred expense in excess of the initial investment. The additional expense incurred is included within accrued expenses on our balance sheet, as we have committed to provide additional funding in the future. Each party contributed an additional $0.8 million in January 2016.
Recent Developments
On January 6, 2016, we announced that Harald Stock, Ph.D., a current member of our Board of Directors, was appointed as OvaScience’s Chief Executive Officer-Elect, and will begin to serve as our Chief Executive Officer on July 1, 2016.  Dr. Stock resigned as a member of the Compensation Committee and Audit Committee of the Board of Directors, but will remain a member of the Board. John Howe, M.D., who currently serves as a director on our board, replaced Dr. Stock on both the Compensation Committee and the Audit Committee, effective January 6, 2016.
Michelle Dipp, M.D., Ph.D., our current Chief Executive Officer, will remain as Chief Executive Officer until July 1, 2016. Effective as January 6, 2016, she became our Executive Chairman of the Board of Directors, replacing Richard Aldrich, who resigned as Chairman of the Board of Directors but who will continue to serve as a director.  Dr. Dipp will continue to serve as Executive Chairman of the Board of the Company after Dr. Stock completes his transition to Chief Executive Officer.  In her new role, Dr. Dipp will work closely with Dr. Stock to evolve our corporate strategy and will focus on business development. See Note 15 of our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for further details.

On February 25, 2016, Paul Chapman joined us as our Chief Operating Officer.
Financial Operations Overview
Revenue
As of December 31, 2015, we had only generated limited revenues. During 2015, we continued to transition certain of our partner clinics to commercial centers and began performing commercial AUGMENT treatment cycles, for which we received cash and have recognized revenue or have deferred the revenue and expect to recognize it in future quarters. Our ability to generate revenue in the near term, however, will depend on enrollment at our partner clinics, the number of commercial AUGMENT treatment cycles our partner clinics perform and the treatment prices charged. We expect that the commercial ramp up of the AUGMENT treatment and our ability to generate revenue in the near term will depend upon continued enrollment and use of the AUGMENT treatment in our partner clinics in new and existing regions.
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
Cost of Revenues
Cost of revenues includes all costs directly related to providing the AUGMENT treatment, which consists primarily of labor, material, facilities, warehousing and other overhead expenses. Cost of revenues also includes royalties paid or owed by us on our products and depreciation expense related to certain equipment used as part of the AUGMENT treatment.
Research and Development Expenses
Research and development expenses consist of costs associated with our research activities, discovery efforts and the development of our fertility treatments. Our research and development expenses consist of:

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
We use our employee and infrastructure resources across multiple research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. We do not have actual external or total expenses by project for the years ended December 31, 2015, 2014 and 2013.
We expect research and development expense to increase if our programs successfully advance towards commercialization. We do not believe that our historical costs are indicative of the future costs associated with these programs nor do they represent what any other future treatment program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a fertility treatment and uncertainties related to cost estimates and our ability to commercialize and/or obtain marketing approval for our fertility treatments, accurate and meaningful estimates of the total costs required to bring our fertility treatments to market are not available.
Additionally, because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the anticipated completion dates of our programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from our current programs and any potential future treatments.
There is significant uncertainty regarding our ability to successfully develop any of our fertility treatments. These risks include the uncertainty of:

•	whether we are able to expand to new partner clinics in other major regions of the world outside of the United States and significantly increase the number of patients receiving the AUGMENT treatment;

•
our expectation that the AUGMENT treatment and OvaPrime treatment meet the requirements of a class of products exempt from pre-market review and approval under applicable regulations in those countries where we plan to introduce the AUGMENT treatment and OvaPrime treatment;

•	the scope and rate of progress of our preclinical studies and other research and development activities from OvaPrime, OvaTure and any other potential fertility treatments;

•	our ability to successfully introduce the OvaPrime treatment in our non-commercial preceptorship program outside of the United States and to international IVF clinics;

•	our ability to define a clinical pathway for the OvaTure treatment;

•	the scope, rate of progress and cost of any clinical trials that we may commence in the future;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of any regulatory approvals;

•	the cost of establishing clinical supplies of any treatments; and

•	the effect of competing technological and market developments.

A change in the outcome of any of these variables with respect to the development of a treatment could mean a significant change in the costs and timing associated with the development of that potential fertility treatment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense, in our executive, finance, accounting, legal, corporate communications, corporate development, human resources and commercial functions. Other costs include facilities costs not otherwise included in research and development expense, costs associated with our non-commercial preceptorship training programs and professional fees for legal and accounting services. General and administrative costs also consist of the costs of maintaining our intellectual property portfolio.
We expect selling, general and administrative expense to increase as we continue to expand our international sales and operations. We plan to continue to build in-market teams in the regions of Japan, Western Europe and Canada to provide the infrastructure necessary to support our commercial efforts for the AUGMENT treatment. We do not believe that our historical costs are indicative of the future costs associated with supporting the AUGMENT treatment nor do they represent what any other future commercial treatment program we initiate may cost to support.
Interest Income
Interest income typically consists of interest earned on cash, cash equivalents and short-term investments.
Income Tax Expense
Income tax expense includes taxes incurred in the U.S. and various state authorities as well as foreign jurisdictions in which we operate.
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
Revenue Recognition
To date, our revenues have consisted solely of sales of AUGMENT. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605, Revenue Recognition. The Company recognizes revenue from AUGMENT sales when there is persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.
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
Accrued Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued expenses include fees paid to contract research organizations in connection with research and development activities for which we have not yet been invoiced.
We base our expenses related to contract research and contract manufacturing organizations on our estimates of the services received and efforts expended pursuant to quotes and contracts with the contract research organizations that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepayment accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.
Stock-Based Compensation
As we continue to grow, we expect to make additional stock option and restricted stock grants, which will result in additional stock-based compensation expense. Accordingly, we describe below the methodology we have employed to date in measuring such expenses.
Since our inception in April 2011, we have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation, which we refer to as ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance criteria, which affects the awards expected to vest and the period over which the expense is recognized, and recognize the expense using the accelerated attribution model to the extent the condition is deemed probable. Calculating the fair value of stock-based awards requires that we make certain subjective assumptions, including estimating the expected term of the options issued and the estimated volatility of our stock price over the expected term. We used the Black-Scholes option pricing model to value our stock option awards.
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
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands).

	Year Ended, December 31,			2015 / 2014 Comparison		2014 / 2013 Comparison
				Increase / (Decrease)		Increase / (Decrease)
	2015	2014	2013	$	%	$	%
Revenues	$277	$—	$—	$277	N/A	$—	N/A

Costs of revenues	2,249	—	—	2,249	N/A	—	N/A
Research and development	18,433	21,784	15,802	(3,351)	(15)%	$5,982	38%
Selling, general and administrative	51,594	26,149	13,332	25,445	97%	12,817	96%
Interest income (expense), net	436	(126)	90	562	(446)%	(216)	(240)%
Other (expense) income, net	(20)	122	—	(142)	(116)%	122	N/A
Loss from equity method investment	(1,561)	(1,583)	—	22	(1)%	(1,583)	N/A
Income tax expense	(75)	—	—	(75)	N/A	—	N/A
Net loss	$(73,219)	$(49,520)	$(29,044)	$(23,699)	48%	$(20,476)	70%
Revenues
We commenced our first commercial AUGMENT treatment in December 2014, but did not record any revenue for the year ended December 31, 2014. We have recorded $277,000 of treatment revenues for the year ended December 31, 2015. During 2015, we continued to transition certain of our partner clinics to commercial centers and began performing commercial AUGMENT treatment cycles, for which we received cash and have recognized revenue or have deferred the revenue and expect to recognize the associated revenue in future quarters. An AUGMENT treatment cycle begins upon our receipt of the patient’s ovarian tissue after biopsy. We expect to receive payment before processing tissue and defer treatment revenues until we deliver the mitochondria to the clinic. Based on our experiences to date, the period from receipt of the patient’s tissue to recording revenue is expected to range between 30 and 120 days, the typical timeframe required to perform an IVF cycle. Within certain of our programs, revenue recognition may be further deferred. We had limited revenue and deferred revenue in 2015. During the second half of 2015, we offered discounted treatments under various pilot pricing programs. These programs are designed to broaden the customer base knowledge and hands on experience with AUGMENT treatment. We plan to continue offering similar pricing programs in the future and we anticipate revenues will grow modestly in the near term. Our ability to generate additional revenue in the near term will depend on continued enrollment and use of the AUGMENT treatment in our partner clinics in new and existing regions.
Costs of Revenues
Costs of revenues for the year ended December 31, 2015 was $2.2 million. To make the AUGMENT treatment available in a specified international region, we need to establish laboratories and hire scientific personnel to process the patient tissue. Therefore, we expect the cost of processing an AUGMENT treatment to decline as these fixed costs will be allocated over a larger number of treatments as we continue our commercial launch. Our costs of revenues include the cost of processing patient tissue that corresponds to treatment revenues for the reporting period. In addition, in the third quarter of 2015, we recorded a charge of $0.4 million related to the write-off of supplies due to expire prior to commercial use as a result of lower than expected AUGMENT treatment cycles. In the fourth quarter of 2015, we recorded an additional charge of $0.5 million related to the write-off of supplies due to an anticipated change in our manufacturing process that will make these materials obsolete. We did not have costs of revenues for the years ended December 31, 2014 and 2013.
Research and Development Expenses
The $3.4 million, or 15%, decrease in research and development expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to:

•
a $1.6 million decrease in stock-based compensation expense, including a $3.1 million decrease in expense for non-employee awards driven by Founders' shares being fully vested and expensed in the first quarter of 2015, compared to a full year of expense in 2014, partially offset by a $1.5 million increase in expense for employee awards driven by increased headcount in 2015 compared to 2014;

•
a $0.9 million decrease in certain costs that have been transitioned to selling, general and administrative expense and to costs of revenues with the commercial launch of the AUGMENT treatment including costs associated with contract manufacturing; and

•
a $0.8 million decrease in license fees, resulting from a decrease of $1.0 million for the milestone that became due upon completion of our public offering in the first quarter of 2014, which was offset by $0.2 million for a milestone incurred as a result of our first commercial AUGMENT treatment in the first quarter of 2015.

The $6.0 million, or 38%, increase in research and development expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to:

•
a $5.2 million increase in stock-based compensation for employees and non-employees including $3.7 million of additional expense for non-employee awards that are marked-to-market each period end, and $1.4 million of additional expense related to existing and additional employee awards;

•	a $1.4 million increase in salaries, bonus, payroll taxes and benefits, which were driven primarily by the timing of new research and development personnel hired;

•	a $0.8 million increase in lab expenses and travel as we continue to grow our team and develop our future treatments;

•	a $1.0 million increase resulting from a license milestone fee due as a result of our initial public offering in March of 2014;

•	a $4.7 million decrease resulting from the one-time technology access fee in 2013 that did not recur in 2014; and

•
a $0.4 million increase of facilities charges as we increased headcount and expanded internationally offset by a $0.4 million decrease resulting from the impairment of laboratory equipment in 2013 that did not recur in 2014.

Selling, General and Administrative Expenses
The $25.4 million, or 97%, increase in selling, general and administrative expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to:

•
a $13.7 million increase in employee compensation and related benefits, including stock-based compensation expense driven by the hiring of additional selling, general and administrative personnel in 2015 (a 62% headcount increase during the year);

•
a $10.4 million increase to support our international growth and continued commercial development of the AUGMENT treatment including increases of $4.7 million in consulting , legal and marketing expenses, $2.7 million in specific AUGMENT commercialization costs, $1.7 million in travel and related costs, and $1.3 million associated with setting up labs at our partner clinics;

•	a $0.9 million increase in facilities expenses related to the relocation of our corporate headquarters to Waltham, MA; and

•	a $0.4 million increase in accounting, tax and other expenses.
The $12.8 million, or 96%, increase in selling, general and administrative expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to:

•	a $3.9 million increase in costs related to our AUGMENT launch including $0.6 million of sales and marketing travel expenses;

•
a $3.5 million increase in salaries, bonus, payroll taxes and benefits, which were driven primarily by the hiring of new selling, general and administrative personnel (a 129% headcount increase during the year);

•
a $2.9 million increase in consulting, marketing, legal and contract manufacturing expenses as we launched our first product internationally and began to implement an international organizational structure; and

•
a $2.1 million increase in stock-based compensation for employees and non-employees including $2.4 million of additional expense for non-employee awards that are marked-to-market each period and $0.8 million of additional expense related to existing and additional employee awards, offset by $1.0 million employee forfeitures during the year.

Interest Income (Expense), net
Interest income (expense) for the years ended December 31, 2015, 2014 and 2013 relates to interest earned on the average balances on our cash equivalents and short-term investments, offset in 2014 by $0.3 million of interest expense recorded to accrete the Intrexon technology access fee to fair value through December 2014.
Loss from Equity Method Investment
Loss from equity method investment for the years ended December 31, 2015, and 2014 was $1.6 million and $1.6 million, respectively. These losses resulted from our OvaXon joint venture established in December 2013. There were no losses recorded related to the joint venture for the year ended December 31, 2013.
Liquidity and Capital Resources
We have generated limited AUGMENT treatment revenue to date. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of December 31, 2015 are less than twelve months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our fertility treatments, or whether or when we may achieve profitability.
Our significant capital resources are as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash, cash equivalents and short-term investments	$126,662	$60,231
Working capital	118,618	51,704

	Year Ended December 31,
	2015	2014	2013
Cash (used in) provided by:
Operating activities	$(50,286)	$(30,588)	$(18,094)
Investing activities	(38,290)	(32,788)	(11,018)
Capital expenditures (included in investing activities above)	(5,229)	(2,804)	(719)
Financing activities	125,386	51,712	32,414

Cash Flows
Cash used in operating activities for the years ended December 31, 2015, 2014 and 2013 was primarily driven by our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.
Cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 included the purchase of and proceeds from maturities of short-term investments, as well as purchases of property, plant and equipment. Capital expenditures for the year ended December 31, 2015, 2014 and 2013 consisted primarily of laboratory equipment.
Net cash provided by financing activities in all of the periods included the proceeds from public offerings and stock option exercises. In January 2015, we issued and sold in a public offering, or the January 2015 public offering, an aggregate of 2,645,000 shares of our common stock at $50.00 per share, which resulted in $124.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.
We will need substantial additional funds to support our planned operations and commercialization strategy. We expect our existing cash, cash equivalents and short-term investments of $126.7 million at December 31, 2015, will enable us to fund our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for development and commercialization of our fertility treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments in development. Our future capital requirements will depend on many factors, including:

•
our success in expanding to new partner clinics in other major regions of the world, transitioning partner clinics to commercial centers and significantly increasing the number of patients receiving the AUGMENT treatment ;

•	our success in introducing the OvaPrime treatment to international IVF clinics;

•
the costs associated with the expansion of foreign operations and building out our international commercial infrastructure, including expanding staffing in our international headquarters in the United Kingdom and other international subsidiaries;

•
the costs associated with establishing a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize the AUGMENT treatment and any fertility treatment we successfully develop;

•	the pricing of the AUGMENT treatment and resulting revenues, as well as any future revenues we receive from our potential fertility treatments;

•	the costs associated with the non-commercial preceptorship training program for the OvaPrime treatment;

•	the costs of continuing the optimization of the OvaTure treatment and our success in defining a clinical pathway;

•	the costs of any clinical trials of potential fertility treatments;

•	the costs involved in collaborating with Intrexon through the OvaXon joint venture to create new applications to prevent inherited diseases for human and animal health;

•	any applicable regulatory process in the United States and abroad, including the premarketing and marketing approval requirements, to which any of our potential fertility treatments may be subject;

•	any regulatory or institutional review board review of our potential fertility treatments that are subject to such review;

•	preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	establishing collaborations and partnerships on favorable terms, if at all; and

•	developing, acquiring or in-licensing other potential fertility treatments and technologies.
Until such time, if ever, as we can generate sufficient revenues from the AUGMENT treatment or our other fertility treatments to become profitable, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or treatments or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our fertility treatment development or future commercialization efforts or grant rights to develop and market treatments that we would otherwise prefer to develop and market ourselves.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
License obligations(1)	$560	$112	$224	$224		*
Long-term liabilities(2)	110	10	30	30	40
Operating leases	4,777	973	1,895	1,909	—
Purchase obligations(3)	62	62	—	—	—
	$5,509	$1,157	$2,149	$2,163	$40
_____________________________________

(1)
We have agreed to pay license fees and maintenance fees totaling $0.1 million annually (*). The agreement is cancellable by us. As we are unable to reasonably predict the likelihood, timing or amount of any milestone, royalty or sublicense income payments due under the arrangement, we have excluded them from the table above.

(2)	Long-term liabilities include current maturities.

(3)	At December 31, 2015 we have non-cancellable payments that become due in January 2016 for research services and research grants of approximately $0.1 million.
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes. The new standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected early adoption of this ASU prospectively as of December 31, 2015. We maintain full valuation allowances on all deferred tax balances, therefore, the adoption had no impact to current or prior period reporting.
In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is now effective for fiscal years beginning after December 15, 2017 early adoption is not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which adoption method we will utilize or the effect that the adoption of this guidance will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. We will also be required to evaluate and disclose whether our plans alleviate that doubt. This guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We do not expect that the adoption of ASU 2014-15 will have a material impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
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
A hypothetical 100 basis point increase in interest rates would result in an approximate $0.5 million decrease in the fair value of our investments as of December 31, 2015, as compared to an approximate $0.2 million decrease as of December 31, 2014. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure of Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in it's 2013 Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears below in this section.
Changes in Internal Controls
No change in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter ended December 31, 2015 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of OvaScience, Inc.

We have audited OvaScience, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). OvaScience, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OvaScience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OvaScience, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of OvaScience, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2016

Item 9B.    Other Information
On February 25, 2016, Paul Chapman joined OvaScience as its Chief Operating Officer.

Mr. Chapman, 49, has held leadership roles with life sciences, international diagnostic and medical device companies. Mr.

Chapman served as Regional President of the United States at ArjoHuntleigh AB from December 2014 through October 2015 and the President and Chief Executive Officer of Quanterix Corporation from July 2012 through July 2014. Prior to joining Quanterix, Mr. Chapman served as Vice President of the BioPharm Process Solutions business at EMD Millipore where he was responsible for the Marketing and R&D teams. Mr. Chapman was also the International Business Development Manager at Roche Molecular Diagnostics for blood screening and, prior to that, held an array of sales and marketing positions at Roche Diagnostics Canada, focused primarily in the Molecular Diagnostics field. Currently, he serves as Director of Quantum Diamond Technologies Inc., a privately-held biomedical and diagnostic company. Mr. Chapman holds a B.Sc. degree in Microbiology from the University of Western Ontario, a B.Sc (hons) in Immunology from the University of Guelph Ontario and he graduated from the Marketing Management Program from the Richard Ivy School of Business.

Pursuant to the terms of an offer letter between OvaScience and Mr. Chapman, dated February 24, 2015 (the "Offer Letter"), he will receive an annual base salary of $425,000 and may be awarded an annual discretionary bonus of fifty percent (50%) of his annual salary. The bonus award, if any, will be determined by the Board of Directors, or a committee thereof in its sole discretion, based on the Company achieving or exceeding certain sales targets, as determined by the Chief Executive Officer of the Company in consultation with the Board of Directors. The Company will also pay Mr. Chapman a retention bonus of up to $100,000, payable in equal quarterly installments at the end of each quarter of fiscal year 2016, provided that Mr. Chapman is employed by the Company on each payment date.

Pursuant to the Offer Letter, Mr. Chapman is entitled to receive a grant of an option to purchase 350,000 shares of Common Stock of the Company, at an exercise price of per share equal to the closing price of the Company’s Common Stock on the NASDAQ Global Market on the date of grant. The stock option will have a ten-year term, vest over four years, with 25% of the shares vesting on the first anniversary of Mr. Chapman’s start date and 6.25% of the shares vesting each quarter thereafter. In the event of a change of control (as defined in Mr. Chapman’s employment agreement with the Company, or the “Offer Letter”) of the Company where Mr. Chapman’s employment is terminated by the Company without cause (as defined in the Offer Letter) or Mr. Chapman resigns for good reason (as defined in the Offer Letter) within one year of the change of control, the vesting of the stock options will accelerate in full. Additionally, if Mr. Chapman remains employed by the Company as of the first regularly scheduled meeting of the Board of Directors or the Compensation Committee of the Board of Directors in 2017 and 2018, Mr. Chapman may receive, subject to the percentage achievement of performance objectives to be determined by the Compensation Committee or the Board of Directors and approval of such grants by the Compensation Committee or the Board of Directors, additional grants of up to 120,000 options and 90,000 options in 2017 and 2018, respectively.

Under the terms of the Offer Letter, Mr. Chapman’s employment with the Company may be terminated at any time, with or without cause and without any prior notice, by either Mr. Chapman or the Company. If the Company terminates Mr. Chapman’s employment without cause or Mr. Chapman terminates his employment for good reason, he will be entitled to receive (a) continuation of his then-current base salary for a period of nine months (the “Severance Period”), which will be payable in periodic installments over the same period and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution during the Severance Period.  If Mr. Chapman commences similar employment during the Severance Period, he may no longer be entitled to receive the payments set forth above.

The Inducement Award will be granted separately from the Company’s 2012 Stock Incentive Plan and therefore the shares of Common Stock that would be received upon the exercise of the option are not covered by an effective registration statement. The issuance of the Inducement Grant will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

There are no family relationships between Mr. Chapman and any director or executive officer of the Company that are required to be disclosed pursuant to Item 401(d) of Regulation S-K. In addition, there are no transactions between the Company and Mr. Chapman, or any member of Mr. Chapman’s immediate family, that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Form 10-K may be found under the captions "Corporate Governance" and "Ownership of our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K may be found under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the definitive proxy statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K may be found under the captions "Ownership of our Common Stock—Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under our Equity Compensation Plans" in the definitive proxy statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K may be found under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" in the definitive proxy statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K may be found under the caption "Audit-Related Matters" in the definitive proxy statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements are filed as part of this report:

(a)	(2) Consolidated Financial Statement Schedules:
No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(a)	(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	April 30, 2013	001-35890
3.2	Second Amended and Restated By-laws of the Registrant		Form 8-K (Exhibit 3.2)	April 30, 2013	001-35890
4.1	Specimen Stock Certificate evidencing shares of Common Stock		Form S-1 (Exhibit 4.1)	August 29, 2012	333-183602
4.2	Amended and Restated Investors' Rights Agreement, dated March 29, 2012, by and among the Registrant and the other parties thereto		Form 10 (Exhibit 4.4)	April 11, 2012	000-54647
4.3	Registration Rights Agreement, dated August 13, 2012, by and among the Company and the persons party thereto		Form 8-K (Exhibit 10.2)	August 14, 2012	000-54647
10.01#	2011 Stock Incentive Plan		Form 10 (Exhibit 10.1)	April 11, 2012	000-54647
10.02#	Forms of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan		Form 10 (Exhibit 10.2)	May 17, 2012	000-54647

10.03#	Forms of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan	Form 10 (Exhibit 10.3)	May 17, 2012	000-54647
10.04#	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan	Form 10 (Exhibit 10.4)	May 17, 2012	000-54647
10.05#	2012 Stock Incentive Plan	Form 10 (Exhibit 10.5)	April 11, 2012	000-54647
10.06#	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan	Form 10-K (Exhibit 10.6)	March 16, 2015	001-35890
10.07#	Form of Nonstatutory Stock Option Agreement under the 2012 Stock Incentive Plan	Form 10-K (Exhibit 10.7)	March 16, 2015	001-35890
10.08†	Exclusive License Agreement, dated June 27, 2011, between the Registrant and The General Hospital Corporation	Form 10-Q (Exhibit 10.2)	May 11, 2015	001-35890
10.09†	Amendment No. 1 to the Exclusive License Agreement, dated September 7, 2011, between the Registrant and The General Hospital Corporation	Form 10-Q (Exhibit 10.3)	May 11, 2015	001-35890
10.10†	Amendment No. 2 to the Exclusive License Agreement, dated July 30, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.12)	February 27, 2014	001-35890
10.11	Amendment No. 3 to the Exclusive License Agreement, dated September 9, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.13)	February 27, 2014	001-35890
10.12†	Amendment No. 4 to the Exclusive License Agreement, dated November 14, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.14)	February 27, 2014	001-35890
10.13†	Amendment No. 5 to the Exclusive License Agreement, dated December 18, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.15)	February 27, 2014	001-35890
10.14†	Intellectual Property License Agreement, dated December 18, 2013, between the Registrant and OvaXon, LLC	Form 10-K (Exhibit 10.34)	February 27, 2014	001-35890

10.15†	Exclusive Channel Collaboration Agreement, dated December 18, 2013, between the Registrant and Intrexon Corporation and OvaXon, LLC	Form 10-K (Exhibit 10.35)	February 27, 2014	001-35890
10.16†	Exclusive Channel Collaboration Agreement, dated December 18, 2013, between Intrexon Corporation and OvaXon, LLC	Form 10-K (Exhibit 10.36)	February 27, 2014	001-35890
10.17	Lease Agreement, dated May 22, 2015, by and between Nine Fourth Avenue LLC and the Registrant	Form 10-Q (Exhibit 10.1)	August 10, 2015	001-35890
10.18	Form of Indemnification Agreement between the Registrant and each of Richard Aldrich and Michelle Dipp	Form 10 (Exhibit 10.21)	April 11, 2012	000-54647
10.19	Form of Indemnification Agreement between the Registrant and each of Jeffrey Capello, Mary Fisher, John Howe, Marc Kozin, Thomas Malley, John Sexton and Harald Stock	Form 10 (Exhibit 10.22)	April 11, 2012	000-54647
10.20#	Amended and Restated Non-Employee Director Compensation Policy of the Registrant (effective 2016)	Form 10-K (Exhibit 10.34)	March 16, 2015	001-35890
10.21#	Amended and Restated Letter Agreement, dated December 9, 2014, between the Registrant and Michelle Dipp	Form 10-K (Exhibit 10.21)	March 16, 2015	001-35890
10.22#	Time-Based Restricted Stock Unit Agreement, dated December 9, 2014, between the Registrant and Michelle Dipp	Form 10-K (Exhibit 10.22)	March 16, 2015	001-35890
10.23#	Performance-Based Restricted Stock Unit Agreement, dated December 9, 2014, between the Registrant and Michelle Dipp	Form 10-K (Exhibit 10.23)	March 16, 2015	001-35890
10.24#	Stock Option Agreement, dated December 9, 2014, between the Registrant and Michelle Dipp	Form 10-K (Exhibit 10.24)	March 16, 2015	001-35890
10.25#	Letter Agreement, dated July 15, 2013, between the Registrant and Arthur Tzianabos	Form 10-Q (Exhibit 10.1)	November 13, 2013	001-35890

10.26#	Stock Option Agreement, dated September 10, 2013, between the Registrant and Arthur Tzianabos		Form 10-Q (Exhibit 10.2)	November 13, 2013	001-35890
10.27#	Offer Letter, dated July 22, 2014, between the Registrant and Jeffrey E. Young		Form 8-K (Exhibit 10.1)	September 18, 2014	001-35890
10.28#	Stock Option Agreement, dated September 18, 2014, between the Registrant and Jeffrey E. Young		Form 8-K (Exhibit 10.2)	September 18, 2014	001-35890
10.29#	Executive Agreement, dated January 5, 2016, between the Registrant and Michelle Dipp	X
10.30#	Employment Agreement, dated January 5, 2016, between the Registrant and Harald Stock	X
10.31#	U.K. Appointment Letter, dated January 5, 2016, between OvaScience Limited and Harald Stock	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

_____________________________________

†	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

#	Indicates a management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on February 26, 2016.

OVASCIENCE, INC.
By:	/s/ MICHELLE DIPP
Michelle Dipp, M.D., Ph.D.
Chief Executive Officer and Executive Chairman
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHELLE DIPP	Chief Executive Officer and Executive Chairman (Principal executive officer)	February 26, 2016
Michelle Dipp, M.D., Ph.D.

/s/ JEFFREY YOUNG	Chief Financial Officer (Principal financial and accounting officer)	February 26, 2016
Jeffrey Young

/s/ HARALD F. STOCK	Director & Chief Executive Officer - Elect	February 26, 2016
Harald F. Stock, Ph.D.

/s/ RICHARD ALDRICH	Director	February 26, 2016
Richard Aldrich

/s/ JEFFREY D. CAPELLO	Director	February 26, 2016
Jeffrey D. Capello

/s/ MARY FISHER	Director	February 26, 2016
Mary Fisher

/s/ JOHN HOWE	Director	February 26, 2016
John Howe, M.D.

/s/ MARC KOZIN	Director	February 26, 2016
Marc Kozin

/s/ THOMAS MALLEY	Director	February 26, 2016
Thomas Malley

/s/ JOHN SEXTON	Director	February 26, 2016
John Sexton, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
OvaScience, Inc.
We have audited the accompanying consolidated balance sheets of OvaScience, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OvaScience, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OvaScience, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2016

OvaScience, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43,224	$6,414
Short-term investments	83,438	53,817
Prepaid expenses and other current assets	3,002	1,647
Restricted cash	197	—
Total current assets	129,861	61,878
Property and equipment, net	8,313	3,367
Restricted cash	439	197
Other long-term assets	—	130
Total assets	$138,613	$65,572
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,352	$2,520
Accrued expenses and other current liabilities	7,891	7,654
Total current liabilities	11,243	10,174
Other non-current liabilities	520	73
Total liabilities	11,763	10,247
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,296,747 and 24,413,666, shares issued at December 31, 2015 and 2014, respectively; 27,296,747 and 24,084,637 shares outstanding at December 31, 2015 and 2014, respectively	27	24
Additional paid-in capital	294,910	150,025
Accumulated other comprehensive loss	(170)	(26)
Accumulated deficit	(167,917)	(94,698)
Total stockholders' equity	126,850	55,325
Total liabilities and stockholders' equity	$138,613	$65,572
The accompanying notes are an integral part of these consolidated financial statements.

OvaScience, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$277	$—	$—
Costs and expenses:
Costs of revenues	2,249	—	—
Research and development	18,433	21,784	15,802
Selling, general and administrative	51,594	26,149	13,332
Total costs and expenses	72,276	47,933	29,134
Loss from operations	(71,999)	(47,933)	(29,134)
Interest income (expense), net	436	(126)	90
Other (expense) income, net	(20)	122	—
Loss from equity method investment	(1,561)	(1,583)	—
Loss before income taxes	(73,144)	(49,520)	(29,044)
Income tax expense	75	—	—
Net loss	$(73,219)	$(49,520)	$(29,044)
Net loss per share—basic and diluted	$(2.70)	$(2.19)	$(1.80)
Weighted average number of shares used in net loss per share—basic and diluted	27,085	22,647	16,160
Net loss	$(73,219)	$(49,520)	$(29,044)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale securities	(144)	(36)	16
Comprehensive loss	$(73,363)	$(49,556)	$(29,028)
The accompanying notes are an integral part of these consolidated financial statements.

OvaScience, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2013	12,622,919	$13	$46,848	$(6)	$(16,134)	$30,721
Common stock issued as part of the private placement, net of issuance costs of $2,348	3,888,880	4	32,652	—	—	32,656
Issuance of shares to Intrexon	273,224	—	2,500	—	—	2,500
Vesting of Founders Stock	658,060	1	—	—	—	1
Exercise of stock options	42,799	—	42	—	—	42
Stock-based compensation expense	—	—	5,094	—	—	5,094
Vesting of restricted stock	55,244	—	(285)	—	—	(285)
Unrealized gain on Investments	—	—	—	16	—	16
Net loss	—	—	—	—	(29,044)	(29,044)
Balance at December 31, 2013	17,541,126	$18	$86,851	$10	$(45,178)	$41,701
Issuance of common stock under public offering, net of underwriters' discounts and issuance costs	5,518,630	5	51,728	—	—	51,733
Vesting of Founders Stock	658,060	1	1	—	—	2
Exercise of stock options	308,150	—	163	—	—	163
Stock-based compensation expense	—	—	12,407	—	—	12,407
Vesting of restricted stock	58,671	—	(1,125)	—	—	(1,125)
Unrealized Loss on Investments	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(49,520)	(49,520)
Balance at December 31, 2014	24,084,637	$24	$150,025	$(26)	$(94,698)	$55,325
Issuance of common stock under public offering, net of underwriters' discounts and issuance costs	2,645,000	3	124,060	—	—	124,063
Vesting of Founders Stock	329,021	—	—	—	—	—
Issuance of common stock to board of directors & CEO	15,808	—	165	—	—	165
Exercise of stock options	208,734	—	1,440	—	—	1,440
Stock-based compensation expense	—	—	19,337	—	—	19,337
Vesting of restricted stock	13,547	—	(117)	—	—	(117)
Unrealized Loss on Investments	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(73,219)	(73,219)
Balance at December 31, 2015	27,296,747	$27	$294,910	$(170)	$(167,917)	$126,850
The accompanying notes are an integral part of these consolidated financial statements.

OvaScience, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(73,219)	$(49,520)	$(29,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,286	450	231
Impairment of property and equipment	—	—	364
Amortization of premium on debt securities	1,116	871	586
Stock-based compensation expense	19,337	12,407	5,094
Issuance of common stock for technology access and other fees	165	—	2,500
Net loss on equity method investment	1,561	1,583	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,113)	(997)	(76)
Accounts payable	(171)	2,317	(721)
Accrued expenses and other non-current liabilities	752	2,301	2,972
Net cash used in operating activities	(50,286)	(30,588)	(18,094)
Cash flows from investing activities:
Investment in joint venture	(1,500)	(1,500)	—
Purchases of property, plant and equipment	(5,229)	(2,804)	(719)
Maturities of short-term investments	53,528	20,797	5,670
Sales of short-term investments	10,817	8,431	—
Purchases of short-term investments	(95,225)	(57,603)	(15,974)
(Increase) decrease in restricted cash	(681)	(109)	5
Net cash used in investing activities	(38,290)	(32,788)	(11,018)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	124,063	51,733	32,414
Issuances of common stock under benefit plans, net of withholding taxes paid	1,323	(21)	—
Net cash provided by financing activities	125,386	51,712	32,414
Net increase (decrease) in cash and cash equivalents	36,810	(11,664)	3,302
Cash and cash equivalents at beginning of period	6,414	18,078	14,776
Cash and cash equivalents at end of period	$43,224	$6,414	$18,078
Supplemental disclosure of non-cash investing and financing activity
Investment in OvaXon	$—	$—	$1,500
Additions of property, plant and equipment included in accounts payable	$1,003	$133	$—
The accompanying notes are an integral part of these consolidated financial statement.

OvaScience, Inc.
Notes to Consolidated Financial Statements
1. Organization
OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a global fertility company focused on the discovery, development and commercialization of new fertility treatments for women. Our patented technology is based on scientific discoveries about the existence of egg precursor, or EggPCSM, cells. As used in these consolidated financial statements, the terms "OvaScience", "the Company", "we", "us", and "our" refer to the business of OvaScience, Inc. and its wholly owned subsidiaries. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, developing the AUGMENTSM treatment, launching the AUGMENT treatment in select international in vitro fertilization (IVF) clinics, researching and developing the OvaPrimeSM treatment and the OvaTureSM treatment, and determining the development and regulatory path for our fertility treatments. We have commenced our planned principal operations but have only generated limited revenues to date.
We are subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, possible failure to provide our fertility treatments to IVF clinics to gain clinical experience in select countries outside of the United States, the need to obtain marketing approval for certain of our fertility treatments, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our fertility treatments and protection of proprietary technology. If we do not successfully commercialize any of our fertility treatments, we will be unable to generate treatment revenue or achieve profitability. As of December 31, 2015 we had an accumulated deficit of approximately $167.9 million.
Liquidity
We have incurred annual net operating losses in each year since our inception. We have generated limited treatment revenues related to our primary business purpose and have financed our operations primarily through private placements of our preferred stock, which was subsequently converted to common stock, and public sales of our common stock. We have launched one fertility treatment, the AUGMENT treatment, in select international IVF clinics and have two potential treatments in development. We have devoted substantially all of our financial resources and efforts to the launch of the AUGMENT treatment, raising capital, and research and development. We expect to continue to incur significant expenses and operating losses for at least the next several years.
We believe that our cash and cash equivalents and short-term investments of approximately $126.7 million at December 31, 2015, will be sufficient to fund our current operating plan for at least the next 12 months. There can be no assurances, however, that the current operating plan will be achieved or that additional funding, if needed, will be available on terms acceptable to us, or at all.
2. Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements include the accounts of OvaScience and our wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The financial statements are presented in United States dollars, our functional currency.
These consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Cash Equivalents and Short-Term Investments
Cash equivalents and short-term investments primarily consist of money market funds, corporate debt securities and government debt securities. Corporate debt securities include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates.
The appropriate classification of short-term investments is determined at the time of purchase and reevaluated at each balance sheet date. We have classified all of our short-term investments at December 31, 2015 and 2014 as available-for-sale. We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders' equity.
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
We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within the statement of operations as an impairment loss.
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
Cash, cash equivalents and short-term investments are the only financial instruments we have that are subject to concentration of credit risk. Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Short-term investments consist of investment grade corporate debt securities. Our investment policy, which has been approved by our board of directors, limits the amount we may invest in any one issuer of investments, thereby reducing credit risk concentrations.
Segment Information
We make operating decisions based upon the performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one segment, which focuses on developing treatments dedicated to the treatment of female infertility.

Revenue Recognition
To date, our revenues have consisted solely of sales of AUGMENT. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605, Revenue Recognition. The Company recognizes revenue from AUGMENT sales when there is persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.
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
Costs of Revenues
Cost of revenues includes all costs directly related to providing the AUGMENT treatment, which consists primarily of labor, material, facilities, warehousing and other overhead expenses. Cost of revenues also includes royalties paid or owed by us on our products and depreciation expense related to certain equipment used as part of the AUGMENT treatment. In addition, in the third quarter of 2015, we recorded a charge of $0.4 million related to the write-off of supplies due to expire prior to commercial use as a result of lower than expected AUGMENT treatment cycles. In the fourth quarter of 2015, we recorded an additional charge of $0.5 million related to the write-off of supplies due to an anticipated change in our manufacturing process that will make these materials obsolete.
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
Income Taxes
We are subject to taxes in the United States and various state authorities as well as foreign jurisdictions in which we operate. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect of a change in tax rate on deferred taxes is recognized in income or loss in the period that includes the enactment date.
We apply judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize any material interest and penalties related to unrecognized tax benefits in income tax expense.
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2015 and 2014.
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

New accounting pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes. The new standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected early adoption of this ASU prospectively as of December 31, 2015. We maintain full valuation allowances on all deferred tax balances, therefore, the adoption had no impact to current or prior period reporting.
In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is now effective for fiscal years beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined which adoption method we will utilize or the effect that the adoption of this guidance will have on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. We will also be required to evaluate and disclose whether our plans alleviate that doubt. This guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We do not expect that the adoption of ASU 2014-15 will have a material impact on our financial position, results of operations or cash flows.

3. Business Agreements
Exclusive License Agreement with Massachusetts General Hospital
We acquired an exclusive, royalty-bearing, worldwide license pursuant to a license agreement, as amended, with Massachusetts General Hospital ("MGH") and The President and Fellows of Harvard College ("Harvard") to make, use and sell products covered by the licensed patent rights. These rights include the technology used as part of the AUGMENT treatment and our other fertility treatments.

Under the agreement, as amended, we agreed to pay MGH upfront license fees and reimbursed patent related fees and costs incurred by MGH and Harvard totaling approximately $0.4 million in the aggregate. We also agreed to pay MGH annual license fees, annual maintenance fees, milestone payments, royalties as a percentage of net sales and a percentage of sublicense income that we receive. Annual license fees are creditable against royalties. Annual maintenance fees are due beginning in the third year of the agreement and are not creditable against royalties. Milestone payments of up to an aggregate of approximately $10.7 million are triggered upon the achievement of specified developmental and commercialization milestones and are not creditable against royalties. Additionally, we paid $1.0 million in connection with our March 2014 offering. The royalty rate is in the low single digits as a percentage of net sales. Net sales do not include amounts billed to patients by clinics and medical practices that use licensed products or perform licensed services for such patients, but do include the amounts paid to us by such clinics and medical practices.
Collaboration with Intrexon
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
We will participate as an equal member on the Joint Steering Committee ("JSC") and Intellectual Property Committee ("IPC"). The JSC shall agree upon the services and the activities to be included in the work plan and IPC has authority over intellectual property matters. We have the tie-breaking vote if there are any disputes with the JSC.
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
Royalties
Upon the delivery of laboratory and animal data necessary to support the successful filing of an IND application, we will pay Intrexon a mid-single digit royalty on net sales of potential OvaTure fertility treatments, and the exact royalty will depend upon whether Intrexon completes this milestone within two years after technology transfer.
OvaXon Joint Venture
On December 18, 2013, we also entered into a joint venture with Intrexon to leverage Intrexon's synthetic biology technology platform and OvaScience's technology relating to EggPC cells to focus on developing significant improvements in human and animal health. We and Intrexon formed OvaXon, LLC ("OvaXon") to conduct the joint venture. Each party contributed $1.5 million of cash to OvaXon, each has a 50% equity interest and all costs and profits will be split accordingly. Each party will also have 50% control over OvaXon and any disputes between us and resolved through arbitration, if necessary. During 2015, each party contributed an additional $1.5 million.
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
As of December 31, 2015 and 2014, OvaXon has incurred expenses of $0.1 million in excess of the investment, which is included within accrued expenses on our balance sheet as we committed to provide additional funding in the following year. Each party contributed an additional $0.8 million in January 2016. Our maximum exposure to loss with respect to our joint venture is limited to the carrying amount of the investment and the unfunded commitment that was paid in January 2016.
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
For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2015 or December 31, 2014.
We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider the intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2015 and December 31, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
The following tables provide our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

Description	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$43,224	$43,224	$—	$—
Corporate debt securities (including commercial paper)	83,438	$—	83,438	—
Total assets	$126,662	$43,224	$83,438	$—

Description	Balance as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,414	$6,414	$—	$—
Corporate debt securities (including commercial paper)	53,817	—	53,817	—
Total assets	$60,231	$6,414	$53,817	$—
There have been no changes to the valuation methods during the years ended December 31, 2015 and 2014. There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2015 and 2014. We had no short-term investments that were classified as Level 3 during the years ended December 31, 2015 and 2014.
Cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are carried at amounts that approximate fair value due to their short-term maturities.

5. Cash, Cash Equivalents and Short-term Investments
The following tables summarize the Company's cash, cash equivalents and short-term investments as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$43,224	$—	$—	$43,224
Corporate debt securities:
Due in one year or less	68,898	—	(107)	68,791
Due in two years or less	14,710	—	(63)	14,647
Total	$126,832	$—	$(170)	$126,662
Reported as:
Cash and cash equivalents	$43,224	$—	$—	$43,224
Short-term investments	83,608	—	(170)	83,438
Total	$126,832	$—	$(170)	$126,662

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$6,414	$—	$—	$6,414
Corporate debt securities:
Due in one year or less	53,843	2	(28)	53,817
Total	$60,257	$2	$(28)	$60,231
Reported as:
Cash and cash equivalents	$6,414	$—	$—	$6,414
Short-term investments	53,843	2	(28)	53,817
Total	$60,257	$2	$(28)	$60,231
At December 31, 2015 and 2014 we held forty-three and thirty-two debt securities that had been in an unrealized loss position for less than 12 months, respectively. The aggregate fair value of these securities was $81.4 million and $44.2 million at December 31, 2015 and 2014 respectively. We held no investments that have been in a continuous unrealized loss position for 12 months or longer. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the forty-three debt securities as of December 31, 2015 to be primarily attributable to current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2015 and 2014.
As of December 31, 2015, we held $11.7 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, and Australia. As of December 31, 2014, we held $7.5 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, the Netherlands, Australia, and Norway. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2015 or 2014.
We had immaterial realized gains on our short term investments for the year ended December 31, 2015. We had no realized gains or losses or other-than-temporary impairments on our short-term investments for the years ended December 31, 2014, and 2013.

6. Property and Equipment
Property and equipment and related accumulated depreciation are as follows (in thousands):

	As of December 31,
	2015	2014
Laboratory equipment	$7,270	$4,093
Furniture	712	207
Computer equipment	230	7
Leasehold improvements	2,521	198
Total property and equipment, gross	10,733	4,505
Less: accumulated depreciation	(2,420)	(1,138)
Total property and equipment, net	$8,313	$3,367
We recorded depreciation and amortization expense of $1.3 million, $0.5 million and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. We have $4.8 million of property and equipment, net in the United States and the remaining $3.5 million is located at our partner clinics in various international regions.
7. Common Stock
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
In March 2014, we issued and sold in a public offering an aggregate of 5,518,630 shares of our common stock at $10.00 per share, which included 518,630 shares that represented the partial exercise of an overallotment option granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement Form S-3 (File No. 333-190939) that the Securities and Exchange Commission declared effective on September 10, 2013. This public offering resulted in $51.7 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.
In January 2015, we issued and sold in an underwritten public offering an aggregate of 2,645,000 shares of our common stock at $50.00 per share, which included 345,000 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act, pursuant to a registration statement on Form S-3 (File No. 333-200040) that the Securities and Exchange Commission declared effective on November 21, 2014. The offering resulted in $124.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.
We have reserved the following shares of common stock for the potential exercise of stock options and issuance of shares upon vesting of restricted stock units:

	December 31, 2015	December 31, 2014
Outstanding stock options	4,650,114	3,628,628
Outstanding restricted stock units	100,451	54,078
8. Stock-Based Compensation
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
Founders' stock
A summary of our Founders' stock activity and related information is as follows:

Shares
Unvested at December 31, 2013	987,081
Granted	—
Vested	(658,060)
Unvested at December 31, 2014	329,021
Granted	—
Vested	(329,021)
Unvested at December 31, 2015	—
We record stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value. We recognized total stock-based compensation expense of $3.4 million, $7.5 million, and $1.4 million for the year ended December 31, 2015, 2014, and 2013, respectively for the Founders' stock.
Stock options
A summary of our stock option activity and related information is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014	3,628,628	$16.01	9.11	$102,355
Granted	1,795,100	33.21
Exercised	(208,748)	7.77
Forfeited / Canceled	(564,866)	28.60
Outstanding at December 31, 2015	4,650,114	21.49	8.58	2,970
Exercisable at December 31, 2015	1,461,283	13.20	7.83	2,058
Vested and expected to vest at December 31, 2015	3,948,127	20.93	8.53	2,759
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $6.7 million, $4.2 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
The computation of expected volatility is based on a hybrid approach of blending the Company's historical volatility with the historical volatility of a representative group of companies with similar characteristics to ours, including stage of potential fertility treatment development and life science industry focus. The representative group of companies consisted of ANI

Pharmaceuticals, Inc., Corcept Therapeutics Inc., Neogenomics Inc., Sangamo Biosciences, Inc., Stem Cells Inc. and Sarepta Therapeutics, Inc. As a result of being an early stage fertility company with limited revenues, the representative group of companies has certain similar, but not all similar, characteristics to ours. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of ours.
The fair value of each stock option is estimated using the Black-Scholes option pricing model using the following assumptions:

December 31,
	2015	2014	2013
Risk-free interest rate	1.6%-2.3%	1.6% - 2.2%	0.9% - 2.1%
Dividend yield	—	—	—
Volatility	72%-78%	76% - 84%	83% - 91%
Expected term (years)	5.3-9.9	5.3 - 10.0	5.1 - 9.9
During the year ended December 31, 2015, we granted options to purchase 1,744,600 shares of our common stock with a weighted average exercise price of $33.13 per share at a weighted average grant date fair value of $20.87. During the year ended December 31, 2014, we granted options to purchase 2,434,138 shares of our common stock with a weighted average exercise price of $19.19 per share at a weighted average grant date fair value of $13.41. During the year ended December 31, 2013, we granted options to purchase 1,537,172 shares of our common stock to employees with a weighted average exercise price of $12.87 per share at a weighted average grant date fair value of $9.34.
We recognized total stock-based compensation expense for employee stock option grants of $14.1 million, $3.3 million, and $2.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We granted 50,500 and 30,000 options to purchase common stock with a weighted average exercise price of $36.25 and
$13.26 per share to non-employees for the year ended December 31, 2015, and 2014, respectively. There were no stock options granted to non-employees in 2013. Stock-based awards issued to non-employees are accounted for using the fair value method. These stock-based awards are revalued at each reporting date until vested. We recognized total stock-based compensation of $1.1 million, $0.8 million, and $0.7 million for the year ended December 31, 2015, 2014, and 2013, respectively for these non-employee awards.
At December 31, 2015 there was $34.9 million of total unrecognized compensation cost related to non-vested stock options. We expect to recognize these costs over a remaining weighted average period of 2.9 years.
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

The following table summarizes the December 9, 2014 award.

Award Type	Number of RSUs Granted	Grant Date Fair Value	RSUs Vested as of December 31, 2015
Service-based	30,902	$32.36	15,450
Performance-based - Year 1	11,588	$43.47	4,635
Performance-based - Year 2	11,588	$—	—

The number of RSUs granted for the 2014 performance award is reflective of the maximum number of RSUs that can be earned, if the board of directors determines the performance criteria were achieved at 150%. On March 29, 2015 our board of directors established the 2015 performance criteria for the first tranche of the performance-based award and communicated the performance criteria to our Chief Executive Officer. The grant date stock price of these performance-based RSUs was $43.47 per share. In December 2015 our board of directors determined that certain of the performance criteria had been met resulting in the partial vesting of the first tranche award. The performance conditions for the 2016 tranche of the performance-based RSUs had not been established as of December 31, 2015. As a result, the measurement date and grant date have not occurred for accounting purposes and no expense has been taken related to these awards as of December 31, 2015. In January 2016, as part of Dr. Dipp's Executive Chair appointment all remaining RSUs issued to her were canceled.

The following table summarizes the December 5, 2012 award.

Award Type	Number of RSUs Granted	Grant Date Fair Value	RSUs Vested as of December 31, 2015
Service-based	128,205	$7.80	128,205
Performance-based - Year 1	32,052	$10.00	19,230
Performance-based - Year 2	32,051	$8.75	32,051

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

The following expense has been recorded for the RSUs granted to our Chief Executive Officer:

	Expense Recorded in Year Ended December 31,
	2015	2014
	(in 000s)
December 9, 2014
Service-based	$485	$29
Performance-based	$201	$—
	$686	$29
December 5, 2012
Service-based	$—	$483
Performance-based	$—	$280
	$—	$763
On December 3, 2015 we issued a total of 85,000 RSUs to certain senior executives and to a non-employee consultant with a grant date fair value of $9.81. This included 75,000 RSUs with service condition-based vesting as follows: 25% vesting on the first anniversary of the grant date and evenly thereafter until the fourth anniversary of the grant date. The remaining 10,000 RSUs were issued with service condition-based vesting that occurs monthly over 12 months from the grant date until December 3, 2016. We recognized an immaterial amount of total stock-based compensation of for the year ended December 31, 2015 related to these awards.
The total fair value of RSUs that vested during the year was $0.5 million, $1.3 million, and $0.8 million for the year ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $1.1 million of total unrecognized compensation cost related to non-vested service-based RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted average period of 2.5 years.

9. Income Taxes
The expense for income taxes consists of the following (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Current:
Federal	$—	$—	$—
State	21	—	—
Foreign	54	—	—
Total income tax expense	75	—	—
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.23%	5.28%	5.28%
Research and development tax credits	0.83%	1.75%	2.31%
Permanent items - stock based compensation	(8.15)%	(0.27)%	(0.92)%
Foreign differential	(14.25)%	(1.59)%	—%
Other adjustments	(0.94)%	(0.31)%	(0.17)%
Change in the valuation allowance	(16.82)%	(38.86)%	(40.50)%
	(0.10)%	—%	—%
The principal components of our deferred tax assets are as follows (in thousands):

	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	36,127	26,133
Tax credit carryforwards	2,296	1,689
Accrued expenses	654	655
Stock based compensation	6,472	5,591
Intangibles	3,109	2,536
Other	553	305
Gross deferred tax assets	49,211	36,909
Valuation allowance	(49,211)	(36,909)
Net deferred tax assets	—	—
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have considered our history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that we will not realize the benefit of our deferred tax assets. Accordingly, our deferred tax assets have been fully reserved at December 31, 2015 and 2014. We reevaluate the positive and negative evidence on a quarterly basis.
The valuation allowance increased approximately $12.3 million during the year ended December 31, 2015, due primarily to the increase in net operating loss carryforwards and tax credits. The valuation allowance increased approximately $19.2 million during the year ended December 31, 2014, due primarily to the increase in the net operating loss carryforwards and tax credits.

Subject to the limitations described below at December 31, 2015, 2014, and 2013, we had net operating loss carryforwards of approximately $94.2 million, $72.1 million and approximately $33.0 million, respectively, to offset future federal taxable income, which expire beginning in 2031 continuing through 2035. The federal net operating loss carryforwards include approximately $10.9 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. This amount will be recorded as an increase in additional paid in capital on the consolidated balance sheet once the excess benefits are "realized" in accordance with ASC 718. As of December 31, 2015, 2014, and 2013, we had net operating loss carryforwards of approximately $92.5 million, $71.5 million and approximately $32.6 million, respectively, to offset future state taxable income, which expire beginning in 2031 continuing through 2035. The state net operating loss carryforwards include $10.9 million of deductions related to the exercise of stock options. As of December 31, 2015, we had net operating loss carryforwards of approximately $18.2 million to offset future foreign taxable income, which do not expire. As of December 31, 2014 and 2013, we did not have any net operating loss carryforwards to offset future foreign taxable income. We also had tax credit carryforwards of approximately $2.6 million, $1.9 million and $0.9 million as of December 31, 2015, 2014, and 2013, respectively, to offset future federal and state income taxes, which expire beginning in 2027 continuing through 2035.
The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. During 2015, we conducted an IRC Section 382 study. The study resulted in an adjustment to our NOL carryforward of $0.5 million. As a full valuation allowance has been provided against our NOL and tax credit carryforwards, this adjustment was offset by an adjustment to the valuation allowance, and there was no impact to the consolidated balance sheet or consolidated statements of operations.
We apply ASC 740, Income Taxes. ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. At December 31, 2015 and 2014, we had no unrecognized tax benefits.
We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, 2014, and 2013, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations.
We file income tax returns in the U.S. Federal, Massachusetts and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2014, 2013 and 2012. Federal and state carryforward attributes that were generated prior to the tax year ended December 31, 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations remains open. The statute of limitations for assessment by the authorities in the various foreign jurisdictions in which we file ranges from one to five years and is open for the tax year ended December 31, 2014. There are currently no federal, state or foreign income tax audits in progress.
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
10. Commitments and Contingencies
In May 2015, we entered into a lease agreement for approximately 25,200 square feet of office and laboratory space in a building in Waltham, MA. The term of the lease commenced on June 1, 2015 and extends through November 2020, with an optional additional five year term extension. Future non-cancelable minimum annual lease payments under the lease are expected to be approximately $0.9 million in 2016 and 2017, $1.0 million in each of 2018 and 2019, and $0.9 million in 2020. The price per square feet reflected in these amounts is significantly less compared to our previous leases in Cambridge, MA. We have provided a security deposit in the form of a letter of credit in the amount of $0.4 million. The letter of credit is cash collateralized, which has been recorded as long-term restricted cash on the condensed consolidated balance sheet.
In connection with this lease, the landlord is providing a tenant improvement allowance of up to $1.2 million for the costs associated with the construction of tenant improvements for the leased facility. We will account for the allowance received as a lease incentive, which will be recorded as a reduction to rent expense over the lease term.

As a result, we terminated our Cambridge, MA leases in the fourth quarter of 2015.
Future minimum lease payments as of December 31, 2015 are as follows (in thousands):

Year
2016	$973
2017	935
2018	960
2019	985
2020	924
$4,777
Rent expense is recorded straight-line over the operating lease term, with deferred rent included on the balance sheet in other liabilities. Rent expense for the years ended December 31, 2015, 2014, and 2013 amounted to $0.9 million, $0.6 million, and $0.4 million, respectively.
11. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Compensation and related benefits	$2,237	$2,753
Development, site costs, and contract manufacturing	734	2,567
Legal, audit and tax services	1,540	829
Consulting	813	793
Other expenses	2,242	712
	$7,566	$7,654

Other accrued expenses consist of accrued costs related to travel, equipment purchases, lab supplies and other miscellaneous costs.
12. Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share applicable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss applicable to common stockholders	$(73,219)	$(49,520)	$(29,044)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	27,085	22,647	16,160
Net loss per share applicable to common stockholders—basic and diluted	$(2.70)	$(2.19)	$(1.80)
The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
(in thousands)	2015	2014	2013
Outstanding stock options and restricted stock units	4,751	3,683	2,509
Founders' stock	—	329	987
Total	4,751	4,012	3,496

13. Employee Benefit Plan
In January 2012, we adopted a 401(k) retirement and savings plan (the "401(k) Plan") covering all employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, we may make discretionary contributions as approved by our board of directors. During the years ended December 31, 2015, 2014, and 2013, we made contributions to the 401(k) Plan of $0.3 million, $0.2 million, and $0.1 million, respectively.
14. Subsequent Events
On January 6, 2016, we announced that Harald Stock, Ph.D., a current member of the Company’s Board of Directors, had been appointed as OvaScience’s Chief Executive Officer-Elect, and will begin to serve as the Company’s Chief Executive Officer on July 1, 2016.  Dr. Stock resigned as a member of the Compensation Committee and Audit Committee of the Board of Directors, but will remain a member of the Board.  Michelle Dipp, M.D., Ph.D., OvaScience’s current Chief Executive Officer, will remain as Chief Executive Officer until July 1, 2016. Effective as of January 6, 2016, she became OvaScience’s Executive Chairman of the Board of Directors (the “Executive Chair”), replacing Richard Aldrich, who resigned as Chairman of the Board of Directors but who will continue to serve as a director.  Dr. Dipp will continue to serve as Executive Chairman of the Board of the Company after Dr. Stock completes his transition to Chief Executive Officer.  In her new role, Dr. Dipp will work closely with Dr. Stock to evolve the Company’s corporate strategy and will focus on business development.

On January 5, 2016, we entered into a five year employment agreement (the “CEO Agreement”) with Dr. Stock. Pursuant to the CEO Agreement, Dr. Stock will receive an annual base salary of $650,000 in 2016, $700,000 in 2017 and $750,000 in each of 2018, 2019 and 2020. In addition, Dr. Stock may be awarded an annual target bonus of up to 60% of his then-current annual base salary, provided that the annual bonus award may equal 90% of his then-current base salary if Dr. Stock’s performance objective achievement is 120% or higher. The bonus award, if any, will be determined by the Company’s Board of Directors or a committee thereof and will be based upon the achievement of specific individual and corporate goals, as determined by the Board of Directors or a committee thereof.  Dr. Stock will receive a sign-on bonus of $200,000. The Company will also pay for or reimburse him for reasonable costs and expenses related to his relocation from Germany and provide him with a net housing allowance of $6,000 per month through 2018.  The CEO Agreement will expire on December 31, 2020, unless earlier terminated in accordance with its terms.

Pursuant to the terms of the CEO Agreement, Dr. Stock received a stock option pursuant to the Company’s 2012 Stock Incentive Plan to purchase 250,000 shares of Common Stock at an exercise price of $9.42 per share, which was the closing price of the Company’s Common Stock on the NASDAQ Global Market on January 5, 2016, the date of grant of the stock option. The stock option will have a ten-year term and vest over four years, 25% of which will vest on January 5, 2017 and 6.25% of which will vest each quarter thereafter. Dr. Stock has also received a restricted stock unit award representing the right to receive 250,000 shares of Common Stock, which will vest over four years, 25% of which will vest on January 5, 2017 and 6.25% of which will vest each quarter thereafter.  Additionally, if Dr. Stock remains employed by the Company as of the first regularly scheduled meeting of the Board of Directors or the Compensation Committee of the Board of Directors in 2017 and 2018, the Company has agreed, subject to the percentage achievement of performance objectives, to make additional grants of up to 250,000 options in each of 2017 and 2018.

In connection with Dr. Dipp’s appointment to Executive Chair, on January 5, 2016, OvaScience entered into a five year employment agreement (the “EC Agreement”) with Dr. Dipp. Pursuant to the EC Agreement, Dr. Dipp will initially receive an annual base salary of $500,000 per year.  In addition, Dr. Dipp may be awarded an annual target bonus of up to 60% of her then-current annual base salary, provided that the annual bonus may equal up to 90% of her then-current base salary if Dr. Dipp achieves over 100% of her performance objectives. The bonus award, if any, will be determined by the Company’s Board of Directors or a committee thereof and will be based upon the achievement of specific corporate goals, as determined by the Board of Directors or a committee thereof.  The EC Agreement will expire on December 31, 2020, unless earlier terminated in accordance with its terms.

Pursuant to the EC Agreement, Dr. Dipp’s currently outstanding options to purchase Common Stock will continue to vest pursuant to their current vesting schedule while Dr. Dipp serves as Executive Chair.  The unvested portions of Dr. Dipp’s time-based and performance-based restricted stock unit awards restricted stock unit awards issued in December 2014 have been terminated.  Dr. Dipp did not receive any new equity grant in connection with entering the EC Agreement.  Dr. Dipp’s previous employment agreement, that was entered into in December 2014, provided that a tax gross-up would be paid on Dr. Dipp’s behalf if any amounts payable by the Company (or a successor) to her became subject to excise taxes under Sections 280G and 4999 of the Internal Revenue Code (the “280G tax gross-up provision”).  In connection with entering into the EC Agreement, Dr. Dipp agreed to eliminate this 280G tax gross-up provision.  The EC Agreement also includes a retention agreement that provides that Dr. Dipp will be entitled to receive $37,500 on the last day of each quarter ending between March 31, 2016 and December 31, 2017 for so long as Dr. Dipp is employed by OvaScience at the end of the applicable quarter.

On February 25, 2016, Paul Chapman joined OvaScience as our Chief Operating Officer. Pursuant to the terms of an offer letter between OvaScience and Mr. Chapman, dated February 24, 2015 (the "Offer Letter"), he will receive an annual base salary of $425,000 and may be awarded an annual discretionary bonus of fifty percent (50%) of his annual salary. The bonus award, if any, will be determined by the Board of Directors, or a committee thereof in its sole discretion, based on the Company achieving or exceeding certain sales targets, as determined by the Chief Executive Officer of the Company in consultation with the Board of Directors. The Company will also pay Mr. Chapman a retention bonus of up to $100,000, payable in equal quarterly installments at the end of each quarter of fiscal year 2016, provided that Mr. Chapman is employed by the Company on each payment date.

As an inducement to accepting the appointment as our new Chief Operating Officer, but subject to approval by the Compensation Committee of the Board of Directors at its next scheduled meeting, Mr. Chapman will receive a grant (the “Inducement Award”) of an option to purchase 350,000 shares of Common Stock of the Company, at an exercise price of per share equal to the closing price of the Company’s Common Stock on the NASDAQ Global Market on the date of grant. The stock option will have a ten-year term, vest over four years, with 25% of the shares vesting on the first anniversary of Mr. Chapman’s start date and 6.25% of the shares vesting each quarter thereafter. In the event of a change of control (as defined in Mr. Chapman’s employment agreement with the Company, or the “Offer Letter”) of the Company where Mr. Chapman’s employment is terminated by the Company without cause (as defined in the Offer Letter) or Mr. Chapman resigns for good reason (as defined in the Offer Letter) within one year of the change of control, the vesting of the stock options will accelerate in full. Additionally, if Mr. Chapman remains employed by the Company as of the first regularly scheduled meeting of the Board of Directors or the Compensation Committee of the Board of Directors in 2017 and 2018, Mr. Chapman may receive, subject to the percentage achievement of performance objectives to be determined by the Compensation Committee or the Board of Directors and approval of such grants by the Compensation Committee or the Board of Directors, additional grants of up to 120,000 options and 90,000 options in 2017 and 2018, respectively.

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

	Three months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenues	$15	$30	$75	$157
Costs of revenues	35	116	940	1,158
Total operating expenses	16,828	17,204	17,847	20,397
Loss from operations	(16,813)	(17,174)	(17,772)	(20,240)
Net loss	(17,206)	(17,490)	(17,922)	(20,601)
Net loss per share—basic and diluted	$(0.65)	$(0.64)	$(0.66)	$(0.76)
Weighted average number of common shares used in net loss per share—basic and diluted	26,588	27,198	27,267	27,280
_____________________________________

	Three months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Total operating expenses(1)(2)	$7,650	$9,595	$12,399	$18,289
Loss from operations	(7,650)	(9,595)	(12,399)	(18,289)
Net loss	(7,814)	(9,893)	(12,923)	(18,890)
Net loss per share—basic and diluted	$(0.41)	$(0.42)	$(0.54)	$(0.79)
Weighted average number of common shares used in net loss per share—basic and diluted	19,214	23,546	23,766	23,998
_____________________________________

(1)	During the third quarter of 2014, we recorded stock-based compensation expense of $3.0 million primarily due to the increase in our stock price (see Note 8).

(2)	During the fourth quarter of 2014, we recorded stock-based compensation expense of $6.4 million primarily due to the increase in our stock price (see Note 8).