Form 10-Q
period 2016-06-30
OvaScience, Inc.
filed 2016-08-04
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 35,561,179 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2016

Part I.                                    Financial Information

Item 1.                                 Financial Statements

OvaScience, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	As of June 30,	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$95,894	$43,224
Short-term investments	51,759	83,438
Prepaid expenses and other current assets	2,458	3,002
Restricted cash	—	197
Total current assets	150,111	129,861
Property and equipment, net	8,149	8,313
Restricted cash	439	439
Other long-term assets	23	—
Total assets	$158,722	$138,613
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,466	$3,352
Accrued expenses and other current liabilities	8,274	7,891
Total current liabilities	10,740	11,243
Deferred rent and other non-current liabilities	1,425	520
Total liabilities	12,165	11,763

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,560,346 and 27,296,747 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	36	27
Additional paid-in capital	354,755	294,910
Accumulated other comprehensive income (loss)	9	(170)
Accumulated deficit	(208,243)	(167,917)
Total stockholders’ equity	146,557	126,850
Total liabilities and stockholders’ equity	$158,722	$138,613

See accompanying notes.

OvaScience, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$189	$30	$335	$45
Costs and expenses:
Costs of revenues	1,233	116	2,409	151
Research and development	5,987	4,021	11,942	9,768
Selling, general and administrative	11,210	13,067	25,664	24,113
Total costs and expenses	18,430	17,204	40,015	34,032
Loss from operations	(18,241)	(17,174)	(39,680)	(33,987)
Interest income, net	161	101	335	145
Other (expense) income, net	(22)	(28)	(49)	6
Loss from equity method investment	(416)	(389)	(807)	(860)
Loss before income taxes	(18,518)	(17,490)	(40,201)	(34,696)
Income tax expense	50	—	125	—
Net loss	$(18,568)	$(17,490)	$(40,326)	$(34,696)
Net loss per share—basic and diluted	$(0.62)	$(0.64)	$(1.41)	$(1.29)
Weighted average number of shares used in net loss per share—basic and diluted	30,036	27,198	28,668	26,894
Net loss	$(18,568)	$(17,490)	$(40,326)	$(34,696)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	16	(93)	179	(68)
Comprehensive loss	$(18,552)	$(17,583)	$(40,147)	$(34,764)

See accompanying notes.

OvaScience, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(40,326)	$(34,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	410
Amortization of premium on debt securities	498	440
Stock-based compensation expense	5,717	10,718
Issuance of common stock for director fees	77	—
Net loss on equity method investment	807	860
Changes in operating assets and liabilities:
Prepaid expenses and other assets	544	(1,787)
Accounts payable	(921)	388
Accrued expenses, deferred rent and other non-current liabilities	1,208	(2,778)
Net cash used in operating activities	(31,329)	(26,445)
Cash flows from investing activities:
Investment in joint venture	(750)	(1,500)
Purchases of property, plant and equipment	(868)	(1,148)
Maturities of short-term investments	35,413	33,729
Sales of short-term investments	23,089	3,117
Purchases of short-term investments	(27,142)	(68,918)
Decrease (increase) in restricted cash	197	(439)
Net cash (used in) provided by investing activities	29,939	(35,159)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	53,949	124,063
Issuances of common stock under benefit plans, net of withholding taxes paid	111	1,365
Net cash provided by financing activities	54,060	125,428
Net increase in cash and cash equivalents	52,670	63,824
Cash and cash equivalents at beginning of period	43,224	6,414
Cash and cash equivalents at end of period	$95,894	$70,238

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

We are subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, possible failure to provide our treatments to IVF clinics to gain clinical experience in select countries outside of the United States, the need to obtain marketing approval for certain of our fertility treatments, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our fertility treatments and protection of proprietary technology. If we do not successfully commercialize any of our fertility treatments, we will be unable to generate treatment revenue or achieve profitability. As of June 30, 2016 we had an accumulated deficit of approximately $208.2 million.

Liquidity

We have incurred annual net operating losses in each year since our inception. We have generated limited treatment revenues related to our primary business purpose and have financed our operations primarily through public sales of our common stock and private placements of our preferred stock, which was subsequently converted to common stock. We have launched one fertility treatment, the AUGMENT treatment, in select international IVF clinics and have two potential treatments in development.  We have devoted substantially all of our financial resources and efforts to the launch of the AUGMENT treatment, raising capital, and research and development of our fertility treatments. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our existing cash, cash equivalents and short-term investments of $147.7 million at June 30, 2016 will enable us to fund our current operating plan for at least the next 12 months.

2.                                      Basis of presentation and significant accounting policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2016, the statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and the statements of cash flows for the six months ended June 30, 2016 and 2015, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at June 30, 2016, results of our operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of future results.

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

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	As of June 30,
	2016	2015
Outstanding stock options and restricted stock units	5,598	4,856
Total	5,598	4,856

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, a lessee will be required to recognize assets and liabilities for both operating and financing leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures thereto.
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

3.                                     OvaXon Joint Venture

In December 2013, we entered into a joint venture with Intrexon Corporation (“Intrexon”) to leverage Intrexon’s synthetic biology technology platform and OvaScience’s technology relating to EggPC cells to focus on developing significant improvements in human and animal health. We and Intrexon formed OvaXon, LLC (“OvaXon”) to conduct the joint venture. Each party initially contributed $1.5 million of cash to OvaXon, each has a 50% equity interest and all costs and profits will be split accordingly. Each party will also have 50% control over OvaXon and any disputes between us and Intrexon will be resolved through arbitration, if necessary. Since the initial contributions, each party has contributed an additional $2.3 million.

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

We have recorded losses from equity method investments related to OvaXon of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively. We have recorded losses from equity method investments related to OvaXon of $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively. Each party contributed an additional $0.8 million during the six months ended June 30, 2016 and an additional $1.5 million during the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, OvaXon has incurred expenses of $0.2 million and $0.1 million, respectively, in excess of the investment, which is included within accrued expenses on our balance sheet as we committed to provide additional funding in the following quarter. Each party contributed an additional $1.0 million in July 2016. Our maximum exposure to loss with respect to our joint venture is limited to the carrying amount of the investment and the unfunded commitment that was paid in July 2016.

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

For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third-party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2016 or December 31, 2015.

We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, we consider the intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2016 and December 31, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

The following tables provide our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Description	Balance as of June 30, 2016	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$95,894	$95,894	$—	$—
Corporate debt securities (including commercial paper)	51,759	—	51,759	—
Total assets	$147,653	$95,894	$51,759	$—

Description	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$43,224	$43,224	$—	$—
Corporate debt securities (including commercial paper)	83,438	—	83,438	—
Total assets	$126,662	$43,224	$83,438	$—

Cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are carried at amounts that approximate fair value due to their short-term maturities.

5.                                      Cash, cash equivalents and short-term investments

The following tables summarize our cash, cash equivalents and short-term investments at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$95,894	$—	$—	$95,894
Corporate debt securities	0	0	0	0
Due in one year or less	50,549	17	(10)	50,556
Due in two years or less	1,201	2	—	1,203
Total	$147,644	$19	$(10)	$147,653
Reported as:
Cash and cash equivalents	$95,894	$—	$—	$95,894
Short-term investments	51,750	19	(10)	51,759
Total	$147,644	$19	$(10)	$147,653

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$43,224	$—	$—	$43,224
Corporate debt securities	0	0	0	0
Due in one year or less	68,898	—	(107)	68,791
Due in two years or less	14,710	—	(63)	14,647
Total	$126,832	$—	$(170)	$126,662
Reported as:
Cash and cash equivalents	$43,224	$—	$—	$43,224
Short-term investments	83,608	—	(170)	83,438
Total	$126,832	$—	$(170)	$126,662

At June 30, 2016 and December 31, 2015 we held six and forty-three debt securities that had been in an unrealized loss position for less than 12 months, respectively. At June 30, 2016 we also held five investments that had been in a continuous unrealized loss position for 12 months or longer. The losses related to these five investments are immaterial at June 30, 2016 and we believe that we will receive our full principal investment when these securities mature in the next 9 months. At December 31, 2015 we held no investments that had been in a continuous unrealized loss position for 12 months or longer.

At June 30, 2016 and December 31, 2015 the aggregate fair value of the securities in an unrealized loss position for less than 12 months was $10.8 million and $81.4 million, respectively. At June 30, 2016 the aggregate fair value of the securities in an unrealized loss position for longer than 12 months was $6.6 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the eleven debt securities in an unrealized loss position as of June 30, 2016 to be primarily attributable to the then current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

As of June 30, 2016, we held $5.3 million in financial institution debt securities and other corporate debt securities located in Canada and Australia. As of December 31, 2015, we held $11.7 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom and Australia. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

We had immaterial realized gains and no realized losses or other-than-temporary impairments on our short-term investments for the three and six months ended June 30, 2016. We had immaterial realized gains and no realized losses or other-than-temporary impairments on our short-term investments for the three and six months ended June 30, 2015.

6.                                      Property and equipment

Property and equipment and related accumulated depreciation are as follows (in thousands):

	As of June 30,	As of December 31,
	2016	2015
Laboratory equipment	$7,797	$7,270
Furniture	716	712
Computer equipment	292	230
Leasehold improvements	2,798	2,521
Total property and equipment, gross	11,603	10,733
Less: accumulated depreciation	(3,454)	(2,420)
Total property and equipment, net	$8,149	$8,313

We recorded depreciation and amortization expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively. We recorded depreciation and amortization expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

7.                                      Common stock

In June 2016, we issued and sold in an underwritten public offering an aggregate of 8,222,500 shares of our common stock at $7.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-3 (File No. 333-209778) that the SEC declared effective on May 5, 2016. The offering resulted in $53.9 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In January 2015, we issued and sold in an underwritten public offering an aggregate of 2,645,000 shares of our common stock at $50 per share, which included 345,000 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-200040) that the SEC declared effective on November 21, 2014. The offering resulted in $124.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

8.                                      Stock-based compensation

Stock options

A summary of our stock option activity and related information is as follows:

	Shares	Weighted average exercise price per share	Weighted Average Remaining contractual Term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	4,650,114	$21.49	8.58	$2,970
Granted	1,487,100	7.48
Exercised	(24,663)	4.52
Forfeited / Canceled	(844,303)	32.89
Outstanding at June 30, 2016	5,268,248	15.79	8.44	278
Exercisable at June 30, 2016	2,052,413	17.49	7.62	278
Vested and expected to vest at June 30, 2016	4,542,808	15.96	8.37	278

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $0.1 million for both the three and six months ended June 30, 2016. The total intrinsic value of stock options exercised was $1.6 million and $6.5 million for the three and six months ended June 30, 2015, respectively.

The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.4% - 1.5%	1.6% - 2.3%	1.4% - 2.0%	1.6% - 2.3%
Dividend yield	—	—	—	—
Volatility	86% - 89%	73%	78% - 89%	73% - 75%
Expected term (years)	5.3 - 6.1	5.3 - 9.9	5.3 - 9.9	5.3 - 9.9

As of June 30, 2016, we had approximately $19.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which we expect to recognize over a weighted-average period of 2.7 years.

During the three and six months ended June 30, 2016, senior executives resigned from employment with us. In connection with the separations, all unvested stock options were forfeited. As a result of the forfeiture, we reversed $1.3 million and $2.1 million, net, of stock-based compensation expense during the three and six months ended June 30, 2016, respectively.

During the three and six months ended June 30, 2016, we granted options to purchase 446,450 and 1,487,100 shares of our common stock at weighted average grant date fair values of $5.28 and $5.27 per share, respectively, and with weighted average exercise prices of $7.32 and $7.48 per share, respectively. During the three and six months ended June 30, 2015, we granted options to purchase 1,006,100 and 1,425,600 shares of our common stock at weighted average grant date fair values of $23.73 and $24.00 per share, respectively, and with weighted average exercise prices of $36.19 and $37.93 per share, respectively.

Restricted stock units

We granted restricted stock units (“RSUs”) to Michelle Dipp, M.D., Ph.D., our then-current Chief Executive Officer in December 2014. The RSUs issued included a service-based award that vests evenly over eight quarters and a performance-based award that vests in two one-year tranches upon the achievement of certain performance conditions for the respective year, as determined by our board of directors. The grant date fair value of the service-based awards is based on the closing price of our common stock on the award date and the stock-based compensation expense for these service-based awards are recognized on a straight-line basis over the vesting period. The grant date fair value of the performance-based awards is based on the closing price of our common stock on the date that the performance criteria is established for each tranche and communicated to Dr. Dipp and the stock-based compensation for these performance-based awards is recognized over the requisite service period.

On March 29, 2015 our board of directors established the 2015 performance criteria for the first tranche of the performance-based award and communicated the performance criteria to Dr. Dipp. The grant date stock price of these performance-based RSUs was $43.47 per share. In December 2015 our board of directors determined that certain of the performance criteria had been met resulting in the partial vesting of the first tranche award. In January 2016, as part of Dr. Dipp's appointment as our Executive Chair all then outstanding RSUs previously issued to her were canceled, including the second tranche of the performance-based award and the remaining service based RSUs.

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

As of June 30, 2016, we had approximately $1.9 million of total unrecognized compensation cost related to non-vested service-based RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 3.5 years.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “shall,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal”, “seek”, “likely,” “hope” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 99.3 to our Current Report on Form 8-K , as filed with the Securities and Exchange Commission on May 25, 2016 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

Overview

OvaScience is a global fertility company focused on the discovery, development, and commercialization of new fertility treatment options for women. The current standard of treatment for infertility is in vitro fertilization, or IVF. IVF, however, fails approximately 70% of the time. The discovery of egg precursor, or EggPCSM, cells countered a long-held medical belief that women are born with a set number of eggs, and this discovery enabled our new fertility treatment options. Our patented technology is based on these EggPC cells, which are immature egg cells found in the protective outer lining of a woman’s ovaries. We believe that these immature egg cells have the ability to grow into young, fertilizable eggs.

Our portfolio of fertility treatment options uses our patented technology including proprietary methods to identify and isolate EggPC cells from a patient's own ovarian tissue. By applying our EggPC technology platform in unique ways, we have commercialized one fertility treatment and are developing new fertility treatment options that are designed to improve egg health and revolutionize IVF.

More women around the world are waiting until later in life to start families and are in need of new fertility treatment options, and approximately 72 million women worldwide have been diagnosed with infertility. Fertility decreases with age. The main cause of age related infertility is poor egg health, which is linked to a reduction in the number of functioning mitochondria. Other causes of poor egg health relating to mitochondria deficiency include Type 2 diabetes. Accordingly, approximately 40 million women throughout the world seek new treatment options for infertility and up to 800,000 women per year undergo some form of IVF treatment.

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

In 2015, the AUGMENT treatment was offered in two clinics in Canada and in 2016, we have entered into agreements with four additional new partner clinics, for a total of six partner clinics, who will be offering the AUGMENT treatment in Canada. We discontinued the availability of the AUGMENT treatment in at our partner clinics in Turkey and Panama to align with our focused regional expansion strategy. We do not expect the cessation of treatment in Turkey and Panama to have a material impact on our operating results. Further, enrollment of the non-commercial preceptorship training program at IVF Japan is complete. In May 2016, we entered into a letter of intent with IVF Japan, and are in the process of negotiating a final commercial agreement. The letter of intent enables IVF Japan to treat commercial patients on the same pricing terms set forth in the letter of intent while we are negotiating the final commercial agreement. IVF Japan has started treating a small number of commercial patients under such pricing terms. We plan to continue to build the infrastructure to support our potential commercialization in Japan while we negotiate the commercial agreement with IVF Japan. There can be no assurance that we will successfully complete negotiation of a commercial agreement in Japan or that IVF Japan will continue to offer the treatment to patients.

We have introduced the AUGMENT treatment in clinics in different countries outside of the United States through non-commercial preceptorship training programs that transition to commercial operations as well as in studies conducted by partner clinics. In some cases, we and our partner clinics have had discussions with local regulatory bodies, such as the Ministry of Health and La Comisión Nacional de Reproducción Humana Asistida, or CNRHA in Spain, and the Ministry of Health and Japan Society of Obstetrics and Gynecology (JSOG), prior to introducing the AUGMENT treatment. In connection with the December 2015 approval of the AUGMENT treatment by JSOG in Japan, we plan to build the infrastructure to support expansion there. Japan is one of the largest IVF markets in the world.

We are also working with the IVI Group to obtain prospective patient experience data in a pilot study in Valencia, Spain and we plan to work with other partner clinics on additional studies of the AUGMENT treatment. In the first half of 2016, the IVI Group continued enrollment of poor prognosis patients under the age of 43 and with a history of at least one previous cycle of IVF with embryo transfer and no pregnancy due to low embryo quality in its controlled, double-blind, prospective and randomized egg allocation study of the AUGMENT treatment. This adaptive study, which compares standard IVF to the AUGMENT treatment, allows for an interim analysis after completion and evaluation of data from 60 patients. At that point, based on the interim results, we may continue the study with the IVI Group, adapt the study or cease enrolling new patients, which could occur as a result of positive or negative interim results. Absent any modification or cessation of the study, following completion of the interim analysis we expect that up to an additional 130 patients would be enrolled for a total of up to 190 patients in the study. We expect that final data from this study will be announced in the second half of 2017.

The OvaPrimeSM treatment is a potential fertility treatment that could enable a woman to increase her egg reserve. Approximately 25% of women who start an IVF cycle fail to produce a sufficient number of eggs (or the eggs are too immature). The OvaPrime treatment is designed to replenish a woman’s egg reserve by transferring a patient’s EggPC cells from the protective ovarian lining back into the patient’s own ovaries where they may mature into fertilizable eggs during the IVF process. We reported large animal toxicology and small animal proof-of-concept studies relating to the OvaPrime treatment in 2014. In December 2015, we commenced a clinical study with the OvaPrime treatment in the United Arab Emirates to gain insight into the clinical efficacy and feasibility of the treatment.Additionally, we recently received Institutional Review Board (IRB) approval to begin a study of OvaPrime in Canada. The studies are designed to look at hormone level changes, including FSH and AMH, and follicular development, as evaluated by ultrasound. We plan to provide an update on the path forward for OvaPrime by the end of 2016 based on an internal review of preliminary data from these studies.

The OvaTureSM treatment is a potential next-generation fertility treatment that could help a woman produce healthy, young, fertilizable eggs without the need for hormone injections. The OvaTure treatment seeks to mature a woman’s own EggPC cells into eggs outside her body. This potential treatment may be an option for women with compromised eggs, who are unable to make eggs, or who may be unwilling or unable to undergo hormone hyperstimulation. We established human preclinical proof-of-concept and continue to optimize the maturation process by demonstrating that human EggPC cells can be matured into eggs outside of the body. The aim is to characterize EggPC cells and mature them into oocytes to determine their ability to mature into fertilizable eggs. We are continuing development of the OvaTure procedure, with a goal of further understanding and defining the clinical path forward in 2016. We are seeking permission from regulatory authorities outside the United States for certain steps necessary to complete testing of EggPC derived eggs.
Our strategy
We are focused on three primary objectives, or pillars, that we hope will serve as the foundation to grow our business. First, with a narrow and deep focus on Canada and Japan as our primary markets, we aim to expand our operational platform and, in Japan, execute a targeted introduction of the AUGMENT treatment in preparation for commercial launch. Second, we aim to build a patient-centered business model by increasing our patient support services through local, on-the ground teams to support patients and clinics. Third, we plan to continue to generate clinical data to further validate our portfolio of novel fertility treatments and demonstrate their clinical benefit.
Regarding our first objective, we are currently working to expand access to the AUGMENT treatment in key IVF markets by taking a narrow and deep approach to the commercial launch. We have already made significant progress in building our ongoing commercial operations and infrastructure, particularly in Canada, where, in addition to existing partnerships, we have entered into agreements with four new partner clinics in 2016, who we expect to begin offering the AUGMENT treatment commercially following the completion of a preceptorship training program. From our experience in that market, we expect to draw meaningful conclusions to inform our strategy in Japan and other future regions. With respect to the U.S., we are determining our FDA strategy with respect to the AUGMENT treatment.
In addition, we plan to enhance our patient services, in part by shifting to a patient-centered business model in our targeted regions. With this type of commercial model, we plan to be more proactive in raising awareness and educating patients directly about the AUGMENT treatment. In the case of fertility treatment, we believe patients are sophisticated consumers who are informed and will pursue breakthrough treatments.
Lastly, we are committed to supporting market confidence in our treatment paradigms by creating validating datasets to further support the use of our treatments. This objective includes the ongoing egg allocation study conducted by our partner the IVI Group comparing standard IVF to the AUGMENT treatment, potential additional AUGMENT studies and the ongoing OvaPrime studies.

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

An AUGMENT treatment cycle begins upon our receipt of the patient’s ovarian tissue after biopsy, which is obtained through a biopsy performed by the patient's doctor prior to hormone stimulation. Our proprietary process identifies and isolates the patient’s own EggPC cells, and then the patient’s own mitochondria from these EggPC cells are isolated. The patient’s own mitochondria are then injected into her egg at the time of intracytoplasmic sperm injection, or ICSI. We expect to receive payment before processing tissue and defer revenue until we deliver the mitochondria to the clinic, which is timed with the patient's standard IVF cycle and can stretch from 30 to 120 days or more. Within certain of our programs, revenue recognition may be further deferred. During the second quarter of 2016, we began to implement operational efficiencies that will allow us to reduce the time period in which revenue is required to be deferred.

We have established our international headquarters in the United Kingdom to coordinate our international commercial efforts. We plan to focus our initial efforts on the regions of Canada and Japan. Within these regions we plan to target customers that combine elements of the following key criteria:

•High quality patient clinical care
•High volume IVF clinics
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

There were no significant changes to our critical accounting policies and estimates in the six months ended June 30, 2016.

We have irrevocably elected not to follow the extended transition period available to emerging growth companies provided for in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015, together with the change in these items in thousands of dollars and as a percentage:

	Three Months Ended,		2016 / 2015 Comparison		Six Months Ended		2016 / 2015 Comparison
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2016	2015	$	%	2016	2015	$	%
Revenues	$189	$30	$159	530%	$335	$45	$290	644%
Costs of revenues	1,233	116	1,117	NM (1)	2,409	151	2,258	NM (1)
Research and development expenses	5,987	4,021	1,966	49%	11,942	9,768	2,174	22%
Selling, general and administrative expenses	11,210	13,067	(1,857)	(14)%	25,664	24,113	1,551	6%
Interest income, net	161	101	60	59%	335	145	190	131%
Other (expense) income, net	(22)	(28)	6	(21)%	(49)	6	(55)	NM (1)
Loss from equity method investment	416	389	27	7%	807	860	(53)	(6)%
Income tax expense	50	—	50	N/A	125	—	125	N/A
Net Loss	$18,568	$17,490	$1,078	6%	$40,326	$34,696	$5,630	16%

(1) - Not Meaningful

Revenues

Revenues for the three and six months ended June 30, 2016 were $189,000 and $335,000, respectively, as compared to $30,000 and $45,000 for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2016, we recognized revenue related to 34 AUGMENT treatments and received the biopsy for an additional 25 patients. An AUGMENT treatment cycle begins upon our receipt of the patient’s ovarian tissue after biopsy. We expect to receive payment before processing tissue and defer treatment revenues until we deliver the mitochondria to the clinic. Based on our experiences to date, the period from receipt of the patient’s tissue to recording revenue is expected to range between 30 and 120 days or more, the typical timeframe required to perform an IVF cycle. Within certain of our programs, revenue recognition may be further deferred. During the second quarter of 2016, we began to implement operational efficiencies that will allow us to reduce the time period in which revenue is required to be deferred. During the second half of 2015 and first half of 2016, we offered various pilot pricing programs, which we plan to continue in the remainder of 2016. These programs are designed to broaden the customer base knowledge and hands on experience with AUGMENT treatment. We plan to continue to build our foundational commercial structure and expect revenues will grow modestly in the second half of 2016. Our ability to generate additional revenue in the near term will depend on continued enrollment and use of the AUGMENT treatment in our partner clinics in new and existing regions.

Cost of Revenues

Costs of revenues for the three and six months ended June 30, 2016 were $1.2 million and $2.4 million, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. The increase in costs of revenues is driven by the expansion of our commercial operations, which includes additional personnel and equipment. To make the AUGMENT treatment available in a specific international region, we need to establish laboratories and hire scientific personnel to process the patient tissue. Therefore, as we continue to process additional AUGMENT treatments in commercial partner clinics we expect the cost of processing an AUGMENT treatment to decline as these fixed costs will be allocated over a larger number of treatments. Our costs of revenues include the cost of processing patient tissue that corresponds to treatment revenues for the reporting period.

Research and Development Expense

The $2.0 million, or 49%, increase in our research and development expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, from $4.0 million to $6.0 million was primarily attributable to:

•	a $1.2 million increase in employee compensation and related benefits driven by the hiring of additional research and development personnel;

•	a $0.5 million increase in lab supplies and patient related costs associated with our ongoing clinical study being performed at IVI Valencia; and

•	a $0.3 million increase in facilities, consulting and other costs.

The $2.2 million, or 22%, increase in our research and development expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, from $9.8 million to $11.9 million was primarily attributable to:

•	a $2.3 million increase in employee compensation and related benefits driven by the hiring of additional research and development personnel;

•	a $1.1 million increase in lab supplies and patient related costs associated with our ongoing clinical study being performed at IVI Valencia;

•	a $0.8 million increase in facilities, consulting and other costs; and

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

Selling, General and Administrative Expense

Selling, general and administrative costs consist of ongoing costs to run our operations and continue to support the expanding international availability of the AUGMENT treatment. The $1.9 million, or 14%, decrease in selling, general and administrative expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, from $13.1 million to $11.2 million was primarily due to:

•
a $2.4 million decrease in stock-based compensation expense including $1.3 million of pre-vest forfeitures as a result of the resignation of a senior executive in the current period and a decrease of $1.1 million of stock-based compensation expense for senior executives that did not recur in 2016 as a result of executive leadership changes since the second quarter of 2015; and

•
a $0.7 million increase in employee compensation and related benefits driven by the hiring of additional selling, general and administrative personnel, including $0.2 million of severance related costs.

The $1.6 million, or 6%, increase in selling, general and administrative expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, from $24.1 million to $25.7 million was primarily due to:

•
a $2.9 million increase in employee compensation and related benefits driven by the hiring of additional selling, general and administrative personnel, including $0.8 million of severance related costs;

•
a $2.0 million increase to support our international growth and intellectual property including increases of $1.0 million in legal expenses and $1.0 million in accounting, tax and other related expenses; and

•
a $3.4 million decrease in stock-based compensation expense related to certain mark-to-market adjustments of Founders' stock, which was fully expensed and vested in the first quarter of 2015 that did not recur in 2016, as well as pre-vest forfeitures as a result the resignation of certain senior executives.

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

Interest Income, Net

Interest income, net was $0.2 million for the three months ended June 30, 2016, which included $0.2 million of interest income related to short-term investments. Interest income, net was $0.1 million for the three months ended June 30, 2015 which included $0.1 million of interest income related to short-term investments.

Interest income, net was $0.3 million for the six months ended June 30, 2016, which included $0.3 million of interest income related to short-term investments. Interest income, net was $0.1 million for the six months ended June 30, 2015 which included $0.1 million of interest income related to short-term investments.

Loss from Equity Method Investment

Loss from equity method investment was $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively. Loss from equity method investment was $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively. These losses resulted from our OvaXon joint venture established in December 2013.

Income Tax Expense

Income tax expense was $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively. Income tax expense primarily consists of taxes incurred in the state and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Sources of Liquidity

We have generated limited AUGMENT treatment revenue to date. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of June 30, 2016 are less than 12 months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our fertility treatments, or whether or when we may achieve profitability.

In June 2016, we issued and sold in an underwritten public offering an aggregate of 8,222,500 shares of our common stock at $7.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The offering resulted in $53.9 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Our significant capital resources are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Cash, cash equivalents and short-term investments	$147,653	$126,662
Working capital	139,371	118,618

	Six Months Ended June 30,
	2016	2015
Cash (used in) provided by:
Operating activities	(31,329)	(26,445)
Investing activities	29,939	(35,159)
Capital expenditures (included in investing activities above)	(868)	(1,148)
Financing activities	54,060	125,428

Cash Flows

Cash used in operating activities in both of the periods presented was primarily driven by our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals. During the six months ended June 30, 2016, we received $1.2 million tenant allowance relating to leasehold improvements from our landlord that has been included within cash used in operating activities. We have accounted for the allowance received as a lease incentive to deferred rent and will be recorded as a reduction to rent expense over the lease term.

Cash used in investing activities for the six months ended June 30, 2016 included purchases of $27.1 million of short-term investments, capital expenditures of $0.9 million, and a $0.8 million investment in a joint venture, which were offset by $35.4 million of proceeds from maturities of short-term investments, $23.1 million in sales of short-term investments and a $0.2 million decrease in restricted cash. Capital expenditures in the six months ended June 30, 2016 primarily consisted of laboratory equipment.

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

Net cash provided by financing activities for the six months ended June 30, 2016 was primarily the result of an underwritten public offering of an aggregate of 8,222,500 shares of common stock at a price per share of $7.00 resulting in net proceeds of $53.9 million. Stock option exercises and issuances of common stock resulted in net proceeds of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2015 was primarily the result of an underwritten public offering of an aggregate of 2,645,000 shares of common stock at a price per share of $50.00 resulting in net proceeds of $124.1 million. Stock option exercises and issuances of common stock resulted in net proceeds of $1.4 million.

We may need substantial additional funds to support our planned operations and commercialization strategy. We expect that our existing cash, cash equivalents and short-term investments of $147.7 million at June 30, 2016 will enable us to fund our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for the development and commercialization of our fertility treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments in development. Our future capital requirements will depend on many factors, including:

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

Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, a lessee will be required to recognize assets and liabilities for both operating and financing leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.
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

A hypothetical 100 basis point increase in interest rates would result in an approximately $0.2 million decrease in the fair value of our investments as of June 30, 2016, as compared to an approximately $0.5 million decrease as of December 31, 2015. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.                               Other Information

Item 1.                                 Legal Proceedings

On October 9, 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts (the "Superior Court") against us, several of our officers and directors and certain of the underwriters from our January 2015 follow-on public offering of our common stock. The plaintiffs purport to represent those persons who purchased shares of our common stock pursuant or traceable to our January 2015 follow-on public offering. The plaintiffs allege, among other things, that the defendants made false and misleading statements and failed to disclose material information in the Company’s January 2015 Registration Statement and incorporated offering materials. Plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act and seek, among other relief, unspecified compensatory damages, rescission, pre-and post-judgment interest and fees, costs and disbursements. On December 7, 2015, the OvaScience defendants filed a notice of removal with the Federal District Court for the District of Massachusetts (the "District Court"). On December 30, 2015, plaintiffs filed a motion to remand the action to the Superior Court. Oral argument on the motion to remand was held on February 19, 2016. On February 23, 2016, the District Court granted plaintiffs' motion to remand the action to the Superior Court. On February 26, 2016, a second purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts, alleging substantially the same claims against the same parties as the action filed on October 9, 2015. On April 4, 2016, the Superior Court granted the parties’ joint motion to consolidate the two cases and appoint co-lead plaintiffs, and ordered the co-lead plaintiffs to file an amended consolidated complaint within sixty days. On June 17, 2016, co-lead plaintiffs filed an amended consolidated complaint asserting similar allegations and alleging violations of the same sections of the Securities Act of 1933 as the original complaint. We believe that the amended consolidated complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

We are not party to any other litigation in any court and management is not aware of any contemplated proceeding by any governmental authority against the Company.

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in (i) Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and (ii) Exhibit 99.3 to our Current Report on Form 8-K , as filed with the Securities and Exchange Commission on May 25, 2016, which could materially affect our business, financial condition, or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2016, the Company granted options to purchase an aggregate of 344,450 shares of its common stock at a price per share of $7.30 to 20 newly hired employees. These grants were made pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act. All stock option awards are exercisable at $7.30 per share and vest as to 25% on the one year anniversary of each employee’s date of hire, with the remaining vesting quarterly thereafter, subject to each employee’s continued employment with the Company.

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

OVASCIENCE, INC.

		By:	/s/ Harald Stock, Ph.D.
			Name:	Harald Stock, Ph.D.
Date:	August 4, 2016		Title:	President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jeffrey Young
			Name:	Jeffrey Young
Date:	August 4, 2016		Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document