Form 10-Q
period 2017-03-31
OvaScience, Inc.
filed 2017-05-09
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐
  No ☒

As of May 3, 2017, there were 35,662,124 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2017

Part I.                                    Financial Information
Item 1.                                 Financial Statements

OvaScience, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	As of March 31,	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,433	$43,930
Short-term investments	73,669	70,458
Prepaid expenses and other current assets	2,048	2,056
Total current assets	101,150	116,444
Property and equipment, net	4,707	5,572
Investment in joint venture	—	65
Long-term restricted cash	439	439
Other long-term assets	23	23
Total assets	$106,319	$122,543
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,384	$2,183
Accrued expenses and other current liabilities	8,207	11,026
Total current liabilities	10,591	13,209
Other non-current liabilities	1,006	1,116
Total liabilities	11,597	14,325
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,662,124 and 35,641,505 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36	36
Additional paid-in capital	360,145	358,419
Accumulated other comprehensive loss	(59)	(60)
Accumulated deficit	(265,400)	(250,177)
Total stockholders’ equity	94,722	108,218
Total liabilities and stockholders’ equity	$106,319	$122,543

See accompanying notes.

OvaScience, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$63	$146
Costs and expenses:
Costs of revenues	269	1,176
Research and development	5,764	5,955
Selling, general and administrative	7,129	14,454
Restructuring	1,488	—
Total costs and expenses	14,650	21,585
Loss from operations	(14,587)	(21,439)
Interest income, net	182	174
Other expense, net	(60)	(27)
Loss from equity method investment	(421)	(391)
Loss before income taxes	(14,886)	(21,683)
Income tax expense	9	75
Net loss	$(14,895)	$(21,758)
Net loss per share—basic and diluted	$(0.42)	$(0.80)
Weighted average number of shares used in net loss per share—basic and diluted	35,642	27,301
Net loss	$(14,895)	$(21,758)
Other comprehensive loss:
Unrealized gains on available-for-sale securities	1	163
Comprehensive loss	$(14,894)	$(21,595)

See accompanying notes.

OvaScience, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,895)	$(21,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	504
Amortization of premium on debt securities	27	295
Stock-based compensation expense	1,360	3,551
Issuance of common stock for director fees	38	38
Net loss on equity method investment	421	391
Changes in operating assets and liabilities:
Prepaid expenses and other assets	458	470
Accounts payable	184	378
Accrued expenses, deferred rent and other non-current liabilities	(3,239)	721
Net cash used in operating activities	(15,185)	(15,410)
Cash flows from investing activities:
Investment in joint venture	—	(750)
Purchases of plant and equipment	(75)	(370)
Maturities of short-term investments	23,325	20,814
Purchases of short-term investments	(26,562)	(27,118)
Decrease in restricted cash	—	88
Net cash used in investing activities	(3,312)	(7,336)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(18,497)	(22,746)
Cash and cash equivalents at beginning of period	43,930	43,224
Cash and cash equivalents at end of period	$25,433	$20,478
Supplemental disclosure of non-cash investing activity
Additions of property and equipment included in accounts payable	$26	$—

See accompanying notes.

OvaScience, Inc.
Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization
OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a global fertility company developing proprietary potential treatments for female infertility based on scientific discoveries about the existence of egg precursor, or EggPCSM, cells. As used in these condensed consolidated financial statements, the terms “OvaScience,” “the Company,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiaries. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, developing the AUGMENTSM treatment, preparing for the launch of the AUGMENT treatment in select international in vitro fertilization ("IVF") clinics, researching and developing the OvaTureSM treatment and the OvaPrimeSM treatment, and determining the regulatory and development path for our fertility treatments. We have only generated limited revenues to date, and do not anticipate significant revenues in the near term.
     We are subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, possible failure to provide our treatments to IVF clinics to gain clinical experience in select countries outside of the United States, the need to obtain marketing approval for certain of our fertility treatments, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our fertility treatments and protection of proprietary technology. If we do not successfully commercialize any of our fertility treatments, we will be unable to generate treatment revenue or achieve profitability. As of March 31, 2017, we had an accumulated deficit of approximately $265.4 million.
Liquidity
We have incurred annual net operating losses in each year since our inception. We have generated limited treatment revenues related to our primary business purpose and have financed our operations primarily through public sales of our common stock and private placements of our preferred stock, which was subsequently converted to common stock.
We have commercialized one fertility treatment, the AUGMENT treatment, in select international IVF clinics and have two potential treatments in development. We have devoted substantially all of our financial resources and efforts to commercializing the AUGMENT treatment, raising capital, and research and development of our fertility treatments. We expect to continue to incur significant expenses and operating losses for at least the next several years.
We expect that our existing cash, cash equivalents and short-term investments of $99.1 million at March 31, 2017, will be sufficient to fund our current operating plan for at least the next 12 months from the date of filing this Form 10-Q. There can be no assurances, however, that the current operating plan will be achieved or that additional funding, if needed, will be available on terms acceptable to us, or at all.
2.                                      Basis of presentation and significant accounting policies
Unaudited interim financial data
The accompanying unaudited condensed consolidated balance sheet as of March 31, 2017, statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, and the related interim information contained within the notes to the financial statements, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which with the exception of an adjustment for the adoption of ASU 2016-09 described below and additional restructuring accruals described in Note 9, consisted of normal and recurring adjustments, necessary for the fair presentation of our financial position at March 31, 2017, results of our operations and cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of future results.
Principles of consolidation
These condensed consolidated financial statements include the accounts of OvaScience and the accounts of our wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of estimates
These condensed consolidated financial statements are presented in conformity with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.
Net loss per share
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the relevant period. Potentially dilutive shares, including outstanding stock options and unvested restricted stock units, are only included in the calculation of diluted net loss per share when their effect is dilutive.
The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of March 31,
	2017	2016
Outstanding stock options and restricted stock units	5,468	5,653
Summary of significant accounting policies
Our other significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
For the period ending March 31, 2017, we adopted ASU 2016-09 and have changed our accounting policy regarding the accounting for forfeitures and have elected to account for forfeitures as they occur. We adopted Accounting Standard Update (ASU), Compensation - Stock Based Compensation, using a modified retrospective approach and recorded a cumulative catch-up to retained earnings of approximately $0.3 million. Refer to our "Recent Accounting Standards" for additional information.
Recent accounting standards
In November 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years using a retrospective transition method to each period presented. Early adoption is permitted. We do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements and footnote disclosures thereto.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 requires changes in the presentation of debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This update is effective for annual and interim periods beginning after December 15, 2017 using a retrospective transition method to each period presented. Early adoption is permitted. We do not believe the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 also provides the option to either continue to estimate the number of awards that are expected to vest or to account for forfeitures as they occur. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, early adoption is permitted. We adopted ASU 2016-09 for the period ending March 31, 2017 and upon adoption of the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit within or consolidated statement of operations and comprehensive loss. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach for the fiscal year 2017. As a result, the Company will establish a net operating loss deferred tax asset of approximately $4.3 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $4.3 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements. In accordance with with the provisions of ASU 2016-09, we also elected to account for forfeitures as they occur and applied the adoption of the provision using a modified retrospective method and recorded a cumulative catch-up of approximately $0.3 million to retained earnings as of January 1, 2017. No prior periods were impacted as a result of the adoption of ASU 2016-09.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under this standard, a lessee will be required to recognize assets and liabilities for both operating and financing leases with lease terms of more than 12 months. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures thereto.
In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. ASU 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is now effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. We have not yet determined whether we will utilize the full retrospective or modified retrospective method upon adoption of the new revenue standard. We are currently in the process of determining the impact the adoption of ASU 2015-14 will have on our consolidated financial statements, but due to the limited revenues we have generated for the periods presented, we do not believe the adoption of ASU 2015-14 will have a material impact on our consolidated financial statements and footnotes disclosures thereto.
3.                                     OvaXon Joint Venture
In December 2013, we entered into a joint venture with Intrexon Corporation (“Intrexon”) to leverage Intrexon’s synthetic biology technology platform and our technology relating to EggPC cells to focus on developing significant improvements in human and animal health. We and Intrexon formed OvaXon, LLC (“OvaXon”) to conduct the joint venture. Each party initially contributed $1.5 million of cash to OvaXon in December 2013, each has a 50% equity interest and all costs and profits will be split accordingly. Each party will also have 50% control over OvaXon and any disputes between us and Intrexon will be resolved through arbitration, if necessary.
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

We recorded losses from equity method investments related to OvaXon of $0.4 million for the three months ended March 31, 2017 and 2016. Each party contributed an additional $0.8 million during the three months ended March 31, 2016. No contributions were made during the three months ended March 31, 2017. As of March 31, 2017, OvaXon incurred expenses of $0.3 million in excess of our investment, which was included within accrued expenses on our condensed consolidated balance sheet as we committed to provide additional funding in 2017. As of December 31, 2016, our investment in OvaXon was approximately $0.1 million.
4.                                      Fair value
The fair value of our financial assets reflects our estimate of amounts that we would have received in connection with the sale of such asset in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (our assumptions about how market participants would price assets). We use the following fair value hierarchy to classify assets based on the observable inputs and unobservable inputs we used to value our assets:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets.

•
Level 2—quoted prices for similar assets in active markets or inputs that are observable for the asset, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3—unobservable inputs based on our assumptions used to measure assets at fair value.
For fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. The prices provided by third-party pricing services are validated by reviewing their pricing methods and obtaining market values from other pricing sources. After completing these validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2017 or December 31, 2016.
The following tables provide our assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

Description	Balance as of March 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$25,433	$25,433	$—	$—
Corporate debt securities (including commercial paper)	73,669	—	73,669	—
Total	$99,102	$25,433	$73,669	$—

Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$43,930	$43,930	$—	$—
Corporate debt securities (including commercial paper)	70,458	—	70,458	—
Total	$114,388	$43,930	$70,458	$—

5.                                      Cash, cash equivalents and short-term investments
The following tables summarize our cash, cash equivalents and short-term investments at March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$25,433	$—	$—	$25,433
Corporate debt securities	0	0	0	0
Due in one year or less	71,637	3	(60)	71,580
Due in two years or less	2,091	—	(2)	2,089
Total	$99,161	$3	$(62)	$99,102
Reported as:
Cash and cash equivalents	$25,433	$—	$—	$25,433
Short-term investments	73,728	3	(62)	73,669
Total	$99,161	$3	$(62)	$99,102

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$43,930			$43,930
Corporate debt securities				0
Due in one year or less	62,505	3	(45)	62,463
Due in two years or less	8,013	—	(18)	7,995
Total	$114,448	$3	$(63)	$114,388
Reported as:
Cash and cash equivalents	$43,930	$—	$—	$43,930
Short-term investments	70,518	3	(63)	70,458
Total	$114,448	$3	$(63)	$114,388
At March 31, 2017 and December 31, 2016, we held eighteen and twenty-one debt securities that had been in an unrealized loss position for less than 12 months, respectively. At March 31, 2017 and December 31, 2016, the aggregate fair value of the securities in an unrealized loss position for less than 12 months was $41.5 million and $46.6 million, respectively. At March 31, 2017, we also held one investment that has been in a continuous unrealized loss position for 12 months or longer with an aggregate fair value of $1.7 million. The losses related to this one investment are immaterial at March 31, 2017 and we believe that we will receive our full principal investment when this security matures in the next three months. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the nineteen debt securities in an unrealized loss position as of March 31, 2017 to be primarily attributable to the then current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2017.
As of March 31, 2017, we held $13.6 million in financial institution debt securities and other corporate debt securities located in Canada, Australia, Sweden, Norway and Japan. As of December 31, 2016, we held $11.5 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, New Zealand, Norway and Sweden.
We had no realized gains and no realized losses on our short-term investments for the three months ended March 31, 2017 and 2016.

6.                                      Property and equipment

Property and equipment and related accumulated depreciation are as follows (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Laboratory equipment	$5,176	$5,362
Furniture	793	793
Computer equipment	208	208
Leasehold improvements	2,802	2,829
Total property and equipment, gross	8,979	9,192
Less: accumulated depreciation and amortization	(4,272)	(3,620)
Total property and equipment, net	$4,707	$5,572
We recorded depreciation and amortization expense of $0.5 million for the three months ended March 31, 2017 and 2016.
In December 2016, we initiated a corporate restructuring and announced a change in our corporate strategy including the slowing of the commercial expansion of our AUGMENT treatment. Subsequent to the announcement, we commenced a search to find a buyer for certain fixed assets, primarily comprised of laboratory equipment. As of January 31, 2017, we met the criteria to classify such assets as held-for-sale and estimated the fair value less costs to sell these assets at $0.5 million. The Company classified the $0.5 million of fixed assets as held-for-sale and included the $0.5 million within other current assets on our condensed consolidated balance sheets for the period ending March 31, 2017. There were no significant changes in the estimated fair value less costs to sell the assets at March 31, 2017. We anticipate completing the sale of the fixed assets by the end of the second quarter of 2017.
7.                                      Stock-based compensation
Stock options
A summary of our stock option activity and related information is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	4,611,392	$14.42	8.23	$45
Granted	1,982,250	1.58
Exercised	—	—
Forfeited/Canceled	(1,175,227)	10.85
Outstanding at March 31, 2017	5,418,415	10.50	8.50	616
Exercisable at March 31, 2017	2,013,650	17.01	7.10	55
Vested and expected to vest at March 31, 2017	5,418,415	10.50	8.50	616
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $0.3 million for the three months ended March 31, 2016. No stock options were exercised for the three months ended March 31, 2017.
The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2017	2016
Risk-free interest rate	2.0% - 2.2%	1.4%-2.0%
Dividend yield	—	—
Volatility	92%	78%-82%
Expected term (years)	6.1-9.9	6.1-9.9

As of March 31, 2017, we had approximately $14.4 million of total unrecognized compensation cost, related to unvested stock options, which we expect to recognize over a weighted-average period of 2.2 years.
During the three months ended March 31, 2017 and 2016, we granted options to purchase 1,832,250 and 1,030,650 shares of our common stock to employees at weighted average grant date fair values of $1.20 and $5.27 per share, respectively, and with weighted average exercise prices of $1.58 and $7.56 per share, respectively.
We granted 150,000 and 10,000 options to purchase common stock with a weighted average exercise price of $1.60 and $9.69 per share to non-employees for the three months ended March 31, 2017 and 2016, respectively. Stock-based awards issued to non-employees are revalued at each reporting date until vested.
 Restricted stock units
A summary of our unvested restricted stock unit activity and related information is as follows:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2016	50,000	$7.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2017	50,000	$7.15
As of March 31, 2017, we had approximately $0.3 million of total unrecognized compensation cost related to 50,000 non-vested service-based RSUs granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 3.4 years.
8.     Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Compensation and related benefits	$4,177	$5,869
Development, site costs and contract manufacturing	409	524
Legal, audit and tax services	1,384	1,280
Consulting	145	888
Other accrued expenses and other current liabilities	2,092	2,465
	$8,207	$11,026

9.                                      Restructuring
On December 21, 2016, we initiated a reduction in workforce of approximately 30% in connection with our change in corporate strategy, primarily related to the commercialization strategy associated with our AUGMENT treatment. For the three months ended March 31, 2017, we recognized restructuring charges totaling $1.5 million related to termination benefits and other related charges, including $1.0 million in one-time termination benefits and $0.5 million of other restructuring related charges. For the three months ended March 31, 2017, we made cash payments of $2.2 million primarily related to severance benefits. As of March 31, 2017, our restructuring accrual was approximately $2.6 million and was recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet. We have incurred $6.9 million of restructuring expenses since the execution of the restructuring and expect to incur total restructuring costs of $6.9 million to $7.3 million.
We did not record any restructuring expenses for the three months ended March 31, 2016.

The following table outlines our restructuring activities for the three months ended March 31, 2017 (in thousands):

Balance as of December 31, 2016	$3,406
Plus:
Severance	1,004
Other	484
Less:
Payments	(2,208)
Non-cash restructuring costs	(60)
Balance as of March 31, 2017	$2,626
Other restructuring costs consist primarily of professional fees including legal and contract termination fees.
The $1.5 million of restructuring costs are included in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017.
10.                                      Commitments and contingencies
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
On March 24, 2017, a purported shareholder class action lawsuit was filed in federal district court for the District of Massachusetts against the Company and certain of our present and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The Court has yet to appoint a lead plaintiff and lead counsel.  We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

We are not party to any other litigation in any court and management is not aware of any contemplated proceeding by any governmental authority against the Company.
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “shall,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal”, “seek”, “likely,” “hope” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
OvaScience, Inc. is a global fertility company developing proprietary potential treatments for female infertility based on scientific discoveries about the existence of egg precursor, or EggPCSM, cells. The current standard of treatment for infertility is in vitro fertilization, or IVF. IVF, however, has a 73% average failure rate per cycle based on a 2014 report from the Center for Disease Control and Prevention. A woman is born with a set number of eggs that die over time. EggPC cells have the ability to mature into new healthy eggs, thereby enabling new fertility treatment options. Our patented technology is based on these newly discovered EggPC cells and represents a new fertility treatment option.
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
The OvaTureSM treatment is a potential next-generation fertility treatment that could help a woman produce healthy, young, fertilizable eggs without the need for hormone injections. The OvaTure treatment seeks to mature a woman’s own EggPC cells into eggs outside her body. This potential treatment may be an option for women with compromised eggs, who are unable to make eggs, or who may be unwilling or unable to undergo hormone hyperstimulation. The OvaTure treatment may also offer a treatment option to patients who were not originally indicated for IVF.
In 2016, we and our collaboration partner, Intrexon, through the OvaTure Collaboration and OvaXon LLC joint venture, generated data supporting the characterization and developmental competence of human and bovine EggPC cell derived-eggs, respectively. As we continue to progress both of these programs, we plan to approach regulatory authorities at the appropriate time to discuss our strategy moving forward.
The OvaPrimeSM treatment is a potential fertility treatment that could enable a woman to increase her egg reserve. The OvaPrime treatment is designed to replenish a woman’s egg reserve by transferring a patient’s EggPC cells from the protective ovarian lining back into the patient’s own ovaries where they may mature into fertilizable eggs during the IVF process. In 2016, we began an OvaPrime clinical trial in Canada in order to evaluate the safety of OvaPrime in patients with diminished ovarian response or poor ovarian insufficiency and secondarily, assess changes in women’s hormonal and follicular development and occurrence of pregnancy. To date, we have enrolled 60 patients and completed reintroductions in 36 patients.

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
The AUGMENT treatment has been introduced in our clinic accounts outside of the United States. The AUGMENT treatment is not available in the United States. In September 2013, we received an "untitled" letter from the U.S. Food and Drug Administration, or FDA, advising us to file an investingational new drug application, or IND, for the AUGMENT treatment. Following the receipt of the letter, we chose to suspend the availability of the AUGMENT treatment in the United States. We met with the FDA in the second quarter of 2017 regarding the AUGMENT treatment, and will continue to work with the agency under its available procedures to determine the most appropriate regulatory pathway for potential entry into the U.S. market. We cannot provide any assurance, however, that the FDA will ultimately change the position take in the "untitled" letter..
In December, 2016, we announced a strategic shift whereby we will continue to make the AUGMENT treatment available to patients at our clinic accounts in Canada and Japan, but will slow commercial expansion of the AUGMENT treatment and reassess our ongoing and planned clinical studies of AUGMENT.
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
Developing new treatments for diseases.  OvaXon is a joint venture with Intrexon, which is focused on developing significant improvements in human and animal health using our EggPC cell technology and Intrexon’s synthetic biology and high throughput platform for applications.
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
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies and estimates.
There were no significant changes to our critical accounting policies and estimates in the three months ended March 31, 2017.

For the period ending March 31, 2017, we adopted Accounting Standard Update (ASU) 2016-09, Compensation - Stock Based Compensation and have changed our accounting policy regarding the accounting for forfeitures and have elected to account for forfeitures as they occur. We adopted ASU 2016-09 using a modified retrospective approach and recorded a cumulative catch-up to retained earnings of approximately $0.3 million. Refer to our "Recent Accounting Standards" for additional information.
Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the change in these items in thousands of dollars and as a percentage:

	Three Months Ended,		2017 / 2016 Comparison
	March 31,		Increase / (Decrease)
	2017	2016	$	%
Revenues	$63	$146	$(83)	(57)%
Costs of revenues	269	1,176	(907)	(77)%
Research and development expenses	5,764	5,955	(191)	(3)%
Selling, general and administrative expenses	7,129	14,454	(7,325)	(51)%
Restructuring	1,488	—	1,488	NM (1)
Interest income, net	182	174	8	5%
Other expense, net	(60)	(27)	(33)	122%
Loss from equity method investment	421	391	30	8%
Income tax expense	9	75	(66)	100%
Net Loss	$14,895	$21,758	$(6,863)	(32)%

(1) - Not Meaningful
Revenues
Revenues for the three months ended March 31, 2017 and 2016 were $63,000, and $146,000, respectively. An AUGMENT treatment cycle begins upon our receipt of the patient’s ovarian tissue after biopsy. We expect to receive payment before processing tissue and defer revenues until we have met all of our treatment obligations, including delivery of the mitochondria to the clinic. Based on our experiences to date, the period from receipt of the patient’s tissue to recording revenue is expected to range between 30 and 120 days or more. Within certain of our programs, revenue recognition may be further deferred. We have offered discounted treatments under various pilot pricing programs. These programs are designed to broaden the customer base knowledge and hands on experience with AUGMENT treatment. We may offer similar pricing programs in the future. Based on our decision to slow our commercial expansion, as announced in December 2016, we do not anticipate significant revenue in the near term. Our ability to generate additional revenue in the near term will depend on continued enrollment and use of the AUGMENT treatment in our clinic accounts.
Cost of Revenues
Costs of revenues for the three months ended March 31, 2017 and 2016 were $0.3 million and $1.2 million, respectively. The decrease in cost of revenues for the three months ended March 31, 2017 is attributable to the decrease in the number of biopsies performed primarily as a result of our shift in corporate priorities related to the AUGMENT treatment and the slowing of commercial expansion that we announced in December 2016. Our costs of revenues include the cost of processing patient tissue that corresponds to treatment revenues for the reporting period.
Research and Development Expense
The $0.2 million, or 3%, decrease in our research and development expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $6.0 million to $5.8 million was primarily attributable to:

•
a $0.8 million decrease in stock-based compensation expense related to certain senior executives that did not recur in the first quarter of 2017 as a result of leadership changes since the first quarter of 2016; and

•
a $0.4 million decrease in costs associated with certain ongoing research agreements; partially offset by a $1.0 million increase in costs related to the refocus from commercial expansion efforts to research and development efforts, including employee compensation related costs and facilities costs.

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
Selling, General and Administrative Expense
The $7.3 million, or 51%, decrease in selling, general and administrative expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, from $14.5 million to $7.1 million was primarily due to:

•
a $4.2 million decrease in employee-related costs due to the reduced headcount driven by the corporate restructuring announced in the fourth quarter of 2016, including compensation, travel and facilities-related costs; and

•
a $3.1 million decrease in costs associated with international growth and commercialization efforts, including $1.8 million of marketing-related costs, and $1.3 million of legal, accounting, tax and other related expenses.

We expect selling, general and administrative expense to decrease as a result of the corporate restructuring announced in December 2016.We do not believe that our historical costs are indicative of the future costs associated with supporting the AUGMENT treatment nor do they represent what any other future commercial treatment program we initiate may cost to support.
Restructuring Expense
Restructuring expenses were $1.5 million for the three months ended March 31, 2017. No restructuring expenses were recorded for the three months ended March 31, 2016. Restructuring expenses for the three months ended March 31, 2017 were primarily comprised of $1.0 million of one-time termination benefits and $0.5 million of other restructuring related charges including legal fees.
Interest Income, Net
Interest income, net was $0.2 million for the three months ended March 31, 2017, which was primarily comprised of $0.2 million of interest income related to short-term investments. Interest income, net was $0.2 million for the three months ended March 31, 2016 which included $0.1 million of interest income related to short-term investments.
Loss from Equity Method Investment
Loss from equity method investment was $0.4 million for the three months ended March 31, 2017 and 2016. These losses resulted from our OvaXon joint venture established in December 2013.
Income Tax Expense
Income tax expense was immaterial and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Income tax expense primarily consists of taxes incurred in the state and foreign jurisdictions in which we operate.

Liquidity and Capital Resources
Sources of Liquidity
We have generated limited AUGMENT treatment revenue to date. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of March 31, 2017 are less than 12 months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our fertility treatments, or whether or when we may achieve profitability.
Our significant capital resources are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Cash, cash equivalents and short-term investments	$99,102	$114,388
Working capital	90,559	103,235

	Three Months Ended March 31,
	2017	2016
Cash used in:
Operating activities	$(15,185)	$(15,410)
Investing activities	(3,312)	(7,336)
Capital expenditures (included in investing activities above)	(75)	(370)
Financing activities	—	—
 Cash Flows
 Cash used in operating activities in both of the periods presented was primarily driven by our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.
 Cash used in investing activities for the three months ended March 31, 2017 included purchases of $26.6 million of short-term investments and capital expenditures of $0.1 million, which were offset by $23.3 million of proceeds from maturities of short-term investments. Capital expenditures in the three months ended March 31, 2017 primarily consisted of laboratory equipment.
 Cash used in investing activities for the three months ended March 31, 2016 included purchases of $27.1 million of short-term investments, a $0.8 million investment in a joint venture and capital expenditures of $0.4 million, which were offset by $20.8 million of proceeds from maturities of short-term investments, and a $0.1 million increase in restricted cash. Capital expenditures in the three months ended March 31, 2016 primarily consisted of laboratory equipment.
      Net cash provided by and used in financing activities for the three months ended March 31, 2017 and 2016 was zero.
We may need substantial additional funds to support our planned operations and commercialization strategy. We expect that our existing cash, cash equivalents and short-term investments of $99.1 million at March 31, 2017 will enable us to fund our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for the development and commercialization of our fertility treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments in development. Our future capital requirements will depend on many factors, including:

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

•	the pricing of the AUGMENT treatment and resulting revenues, as well as any future revenues we receive from our potential fertility treatments;

•	the costs associated with the non-commercial preceptorship training program and clinical studies and trials;

•	the costs of continuing the optimization of the OvaTure treatment and our success in defining a clinical pathway;

•	the costs involved in collaborating with Intrexon through the OvaXon joint venture to create new applications to prevent inherited diseases for human and animal health;

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
Contractual Obligations
There have been no material changes to our contractual obligations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 requires changes in the presentation of debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This update is effective for annual and interim periods beginning after December 15, 2017 using a retrospective transition method to each period presented. Early adoption is permitted. We do not believe the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Based Compensation, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 also provides the option to either continue to estimate the number of awards that are expected to vest or to account for forfeitures as they occur. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, early adoption is permitted. We adopted ASU 2016-09 for the period ending March 31, 2017 and upon adoption of the standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit within our consolidated statement of operations and comprehensive loss. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach for the fiscal year 2017 and prior periods have not been adjusted. As a result, the Company will establish a net operating loss deferred tax asset of approximately $4.3 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $4.3 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements. In accordance with the provisions of ASU 2016-09, we also elected to account for forfeitures as they occur and applied the adoption of the provision on a modified retrospective method and recorded a cumulative catch-up of approximately $0.3 million to retained earnings as of January 1, 2017. No prior periods were impacted as a result of the adoption of ASU 2016-09.
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

A hypothetical 100 basis point increase in interest rates would result in an approximately $0.3 million decrease in the fair value of our investments as of March 31, 2017 and December 31, 2016. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 4.                                 Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On March 24, 2017, a purported shareholder class action lawsuit was filed in federal district court for the District of Massachusetts against the Company and certain of our present and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The Court has yet to appoint a lead plaintiff and lead counsel.  We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
We are not party to any other litigation in any court and management is not aware of any contemplated proceeding by any governmental authority against the Company.
Item 1A.                        Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in (i) Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.                                 Other Information.
None.
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

OVASCIENCE, INC.

		By:	/s/ Michelle Dipp
			Name:	Michelle Dipp, M.D., Ph.D.
Date:	May 9, 2017		Title:	Executive Chair (Principal Executive Officer)

		By:	/s/ Christophe Couturier
			Name:	Christophe Couturier
Date:	May 9, 2017		Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document