Form 10-K
period 2017-12-31
OvaScience, Inc.
filed 2018-03-15
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 (the last day of the registrant's second fiscal quarter of 2017) was: $50.9 million.
As of March 13, 2018, there were 35,725,230 shares of the registrant's Common Stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive proxy statement on Schedule 14A for the 2018 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to, the possibility that we may not succeed in developing EggPC cell derived eggs that can be fertilized; the risks implicit in the development process of preparing bovine and human EggPC derived eggs for fertilization; regulatory risks associated with obtaining authorization to fertilize human EggPCSM cells for research; the possibility that international in vitro fertilization (“IVF”) clinics that we work with may determine not to provide or continue providing the OvaPrime or AUGMENT treatments, or to delay providing such treatments, or to limit the population of patients receiving the treatments based on clinical efficacy, safety or commercial, logistic, economic, available data, regulatory or other reasons; challenges associated with enrolling and completing clinical trials, and the possibility that the results may not be favorable; the science underlying our treatments (including OvaPrime treatment, OvaTure treatment and AUGMENT treatment), which is unproven; scientific and regulatory challenges associated with characterizing and fertilizing an EggPC cell-derived egg; our ability to obtain regulatory approval or licenses where necessary for our treatments; risks associated with reliance on third parties, in particular our partner IVF clinics and the contract research organizations and academic partners that we plan to work with in our OvaTure development efforts; our ability to develop our treatments on the timelines we expect, if at all; our ability to commercialize our treatments on the timelines we expect, if at all, as well as other risks described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item     1   Business
Overview
OvaScience is a company focused on the discovery and development of new treatment options for women and families struggling with infertility. OvaScience is leveraging the breakthrough discovery of egg precursor, or EggPCSM, cells to transform the treatment landscape for women’s fertility.
EggPC cells are undifferentiated germ cells from fetal development that may have the capacity to mature into eggs (White et al., Nature Medicine 2012). The cells reside in the outer ovarian cortex, and are believed to be largely dormant in situ in humans. The existence of EggPCs has been widely accepted in lower species, such as worms, flies, and teleost fish, (Woods and Tilly, Semin Reprod Med 2013), and there is a large and growing body of evidence for EggPC cells in mammals and humans (White et al., Nature Medicine 2012; Dunlop et al., Lancet 2014; Bai et al., Cell Prolif 2013; Wolff et al., Reprod Sci 2014). OvaScience’s portfolio of treatment options uses our patented technology, including proprietary methods to isolate EggPC cells from a woman’s own ovarian tissue.
The need for new fertility treatment options is significant and growing. Based on estimates from the World Bank and CDC there are approximately 1.3 billion women worldwide of reproductive age, and approximately 12% or 163 million of these women are estimated to be struggling with infertility. Continued year-over-year growth is driven by declining total fertility rates in many markets, women delaying childbirth, increasing prevalence of obesity and chronic conditions associated with infertility, and increasing awareness and acceptance of infertility treatment.
In Vitro Fertilization (IVF) represents the standard of care treatment for infertility. IVF outcomes are poor, however, with an average live birth rate per cycle of 28 percent based on a CDC report. For women with Diminished Ovarian Reserve, including those with Primary Ovarian Insufficiency (POI) or Poor Ovarian Reserve (POR), IVF is largely ineffective. In these women, the average live birth rate per cycle is only six percent. Market research suggests that many patients with POI or POR resort to a donor egg or adoption, with some giving up on having a child altogether (Fulcrum Research Group). Other women are unable or unwilling to undergo hormone stimulation, which is a required component of standard IVF treatment. The EggPC cell technology has the potential to offer new treatment options to these women.
The OvaPrimeSM treatment: OvaPrime is a potential fertility treatment that could help restore a woman’s egg production. With OvaPrime, a woman’s own EggPC cells are isolated from a niche within her ovary where they are quiescent and repositioned such that they receive the appropriate signals to mature in vivo into healthy, fertilizable eggs. The addressable market for OvaPrime is women undergoing IVF diagnosed with Diminished Ovarian Reserve. Based on a 2015 report from the CDC, this represents approximately thirty one percent of all IVF cycles, or 0.6 million women per year globally.
The OvaTureSM treatment: OvaTure is a potential fertility treatment that eliminates the need for hormone stimulation. With OvaTure, a woman’s own EggPC cells are isolated from her ovary and matured in vitro into healthy, fertilizable eggs. This potential treatment may be an option for all women undergoing IVF, which represents approximately 1.9 million women per year globally.
The AUGMENTSM treatment: AUGMENT is a fertility treatment designed to improve fertilization and pregnancy rates. With AUGMENT, mitochondria from a woman’s own EggPC cells are isolated and injected into the egg during IVF.
We believe our EggPC technology has the potential to make significant advances in the treatment landscape for women and families struggling with infertility. We believe our EggPC technology could improve IVF by:
Increasing live birth rates and reducing the number of IVF cycles. By restoring egg production, we believe we may increase the percentage of live births and reduce the number of IVF cycles required.
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
Restoring egg production for women who make too few or no eggs. OvaPrime is designed to restore a woman’s egg production by isolating a woman’s own EggPC cells from a niche within her ovary where they are quiescent, and repositioning such that they receive the appropriate signals to mature in vivo into healthy, fertilizable eggs.

Eliminating the need for hormone stimulation. OvaTure is designed to mature EggPC cells into fertilizable eggs in vitro, or outside the body. If successful, OvaTure could eliminate the need for hormone stimulation for the maturation of multiple eggs prior to egg retrieval in the IVF process.
Developing new treatments for diseases. OvaXonSM is a joint venture with Intrexon, which is focused on developing significant improvements in human and animal health using our EggPC cell technology and Intrexon’s synthetic biology and high throughput platform for applications.
Global Fertility Market
Based on estimates from the World Bank and CDC, there are approximately 1.3 billion women worldwide of reproductive age, and approximately 12% or 163 million of these women are estimated to be struggling with infertility. Our Company estimates suggest that approximately 1.9 million women worldwide undergo IVF per year.
Figure 1

IVF cycle volumes and cost vary widely by market as evidenced in Figure 2. Volumes are highest in Japan and U.S. at more than 400,000 cycles and 250,000 cycles annually, respectively. Cost is highest in the U.S. at approximately $14,000 per IVF cycle.
Figure 2

In many markets globally, IVF is paid for out-of-pocket, particularly in high growth areas outside the European Union (EU), and the United States (Figure 3). Many third-party payors, including national health services or government funded insurance programs, as well as private payors, place significant restrictions on coverage and reimbursement for reproductive technologies. These restrictions include limits on the types and number of procedures covered, as well as overall annual or lifetime dollar limits on reimbursement. In some markets, there can also be long waiting-times and inferior quality of care for public clinics that offer government funding. In the U.S., 15 states mandate reproductive health coverage; only 8 of these states require some level of coverage for IVF.
Figure 3

An IVF procedure (Figure 4) typically begins with hyperstimulation of the woman's ovaries by a combination of fertility hormones. Then one or more eggs are taken from the woman’s ovarian follicles and fertilized in vitro with either standard insemination, or ICSI, in which a single sperm is injected by needle into the egg. If the egg is healthy and has enough energy, it will start to divide, and the resulting embryo can be transferred into the woman's uterus three to five days after ICSI. These steps typically occur over several months.
Figure 4

According to a 2014 CDC report, IVF success rates decrease with age (Figure 5) due to declines in egg health and production. When a woman chooses to use an egg donated from a younger woman (donor egg), studies show that success rates are similar to a younger woman's.
Despite relatively low success rates, risks and other shortcomings, IVF has become increasingly common. Donor eggs are typically viewed by women as a ‘last resort’, and all other treatment are typically exhausted before pursuing this option. Strict donor compensation and anonymity restrictions have also resulted in donor egg shortages and waiting-lists in many markets around the globe.
Figure 5
The Discovery of Egg Precursor Cells
In 2004, one of our scientific founders, Jonathan Tilly, Ph.D. (who at that point in time was the co-founder and Director of the Vincent Center for Reproductive Biology at Harvard Medical School and the Massachusetts General Hospital (MGH), and currently the Chair of Northeastern Department of Biology), discovered the existence of EggPC cells within the ovaries of adult mice. Subsequent research by Dr. Tilly demonstrated that these EggPC cells also exist in human ovaries and have the potential to mature into eggs and, therefore, to replenish a woman's egg supply. This research demonstrated that these EggPC cells might provide a source of fresh cellular components, such as mitochondria, that could potentially be used to enhance the health of existing eggs.
Dr. Tilly discovered the existence of mouse EggPC cells by staining the outer cell layer of the ovary using an antibody that binds specifically to a protein found on EggPC cells called mouse VASA homologue. Following publication of this discovery in Nature Medicine in 2004, Dr. Tilly performed additional research, beginning in 2005, which demonstrated the existence of human EggPC cells in adult human ovaries. In this research, Dr. Tilly replicated the results obtained with mouse tissue using human ovarian tissue. Dr. Tilly was able to isolate precursor cells in the ovaries of reproductive age women using an antibody that binds to the human VASA analogue protein, which is found on human EggPC cells. Dr. Tilly also conducted an experiment in which human EggPC cells were isolated and expanded in vitro and then grafted into female mouse hosts and matured in vivo into eggs that exhibited a genetic signature indicating the eggs could be fertilized. Dr. Tilly's research findings with respect to human EggPC cells were published in the March 2012 issue of Nature Medicine. These findings have been corroborated by multiple independent laboratories.
We hold an exclusive license from MGH to multiple issued patents as well as various patent applications directed to methods of identifying and isolating EggPC cells, compositions comprising EggPC cells and methods of using EggPC cells to treat infertility and related disorders.
OvaPrime
OvaPrime is a potential fertility treatment that could help a restore a woman’s egg production, and is currently in clinical development. With OvaPrime, a woman’s own EggPC cells are isolated from a niche within her ovary where they are quiescent, and repositioned such that they receive the appropriate signals to mature in vivo into healthy, fertilizable eggs (Figure 6).
Figure 6
We reported large animal toxicology and small animal proof-of-concept studies relating to OvaPrime in 2014.
In August 2015, we also completed a good laboratory practices level toxicology study in cynomolgus monkeys which demonstrated the safety of OvaPrime method in a non-human primate model. All animals survived to the scheduled necropsy and no morbidity was observed. Additionally, no significant pre-to-post within-animal changes in hematology, serum chemistry, or urinalysis were observed, and all animals reestablished menstrual cycles within 69 days of egg precursor cell reintroduction. Ovarian follicular distribution at the final necropsy was comparable in the three dosage groups, suggesting that there was no disruption to normal ovarian physiology.
In 2016, we began a Phase 1 OvaPrime clinical trial in Canada to evaluate the safety of OvaPrime in patients with poor ovarian response (POR) or primary ovarian insufficiency (POI) and secondarily, assess changes in women’s hormone levels, follicular development and occurrence of pregnancy.
Each subject has one ovary exposed to the EggPC cells, while the other ovary is exposed to the EggPC vehicle as a means to have each subject serve as her own control. Results between the treatment and control ovary are examined for relevant endpoints such as antral follicle counts.
The primary study endpoint is to evaluate the safety of all subjects regardless of pregnancy outcome. Additional exploratory endpoints include OvaPrime’s effect on patients’ anti-mullerian hormone (AMH), follicle stimulating hormone (FSH) and estradiol (E2) levels, as well as follicular development as measured by ultrasound.
In January 2018, we announced initial safety data from this trial. In an interim safety analysis of the first 20 patients followed for six months post-EggPC cell reintroduction, OvaPrime was generally safe and well-tolerated. Among the first 20 patients evaluable for safety six-months post-EggPC cell reintroduction, there were no treatment related serious adverse events (SAEs) and no adverse events (AEs) related to the EggPC cells. There were seven mild AEs, four of which were deemed unrelated to OvaPrime and three of which were related to the standard laparoscopic procedure used to reintroduce EggPC cells into the ovary. No patients discontinued treatment because of an AE. The mean duration of follow-up among these 20 patients was nine months.
We closed enrollment in this Phase 1 study at 81 patients, for a modified intent-to-treat (mITT) population of 58, and intend to progress OvaPrime into a multi-center Phase 1b/2a trial in women with POI or POR.  We expect a readout of six-

month safety data of all patients in our Phase 1 study by year-end 2018 and a readout of secondary endpoints by the end of the third quarter of 2019. However, based on preliminary blinded data, we do not expect this Phase 1 clinical trial to produce strong signals on any of our secondary endpoints. We believe this may be due to the delivery of a sub-optimal EggPC cell dose.
To address this, we have significantly improved our cell processing and thaw techniques in recent months. Specifically, we have enhanced the yield and purity of the EggPC cells we are repositioning, and believe we now have a process that will maximize the delivered dose. We believe these advancements will allow us to consistently administer a significantly higher number of EggPC cells per treatment in the planned Phase 1b/2a OvaPrime clinical trial than were administered in the Phase 1 OvaPrime study. These enhancements in cell processing and yield are also being applied to AUGMENT and OvaTure as appropriate.
We are now focused on advancing OvaPrime into a new Phase 1b/2a clinical trial, which will evaluate the safety and tolerability of administering a higher number of EggPC cells per treatment. Our decision to close enrollment in our Phase 1 trial and to move forward with a Phase 1b/2a trial of OvaPrime was driven by both the encouraging safety results in our Phase 1 trial and the recent improvements in cell processing and thaw techniques. We believe that these improved cell-processing techniques will yield a more robust signal on our secondary endpoints.
We are currently conducting a series of preclinical animal studies to better understand the characteristics of EggPC cells as part of the OvaPrime treatment, and the impact of our improved EggPC cell yield and purity on efficacy. Findings from these studies will allow us to further optimize the design of our Phase 1b/2a trial to provide meaningful insights regarding the safety and secondary endpoints of OvaPrime. We plan to provide an update on our development plan and begin enrollment of our planned Phase 1b/2a OvaPrime clinical trial in the second half of 2018.
Our goals are forward looking statements, and there are a number of risks and uncertainties that could cause our actual results to differ materially from our forward looking statements. Please see the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
OvaTure
OvaTure is a potential fertility treatment that eliminates the need for hormone stimulation. With OvaTure, a woman’s own EggPC cells are isolated from her ovary and matured in vitro into healthy, fertilizable eggs (Figure 7).
Figure 7

In December 2013, we entered into a collaboration with Intrexon to accelerate development of OvaTure, which we refer to as the OvaTure Collaboration. The companies also formed OvaXon LLC, a joint venture, which focused principally on the generation and commercialization of low cost, elite heifer embryos for entry into the food chain.
In 2016 and 2017, the OvaTure Collaboration generated data supporting the characterization and level of developmental competence of human EggPC cell derived-eggs, and the OvaXon joint venture generated data supporting the characterization of bovine EggPC cell derived-eggs, as well as signs of developmental competence.
Starting in August 2017, Intrexon continued bovine EggPC work for us under the OvaTure Collaboration rather than under the OvaXon joint venture. We are in discussions with Intrexon regarding the future of the OvaXon joint venture.
On February 1, 2018, we provided Intrexon with written notice of termination of the OvaTure Collaboration, effective 90 days following notice. We believe that we can best continue the development of OvaTure by building out our internal capabilities and expertise under the leadership of Dr. James Lillie, our Chief Scientific Officer, and engaging with contract research organizations that have specific, complementary capabilities to our own, as well as our academic collaborators.
Currently, for OvaTure, we are exploring different subculture systems that allow for even further maturation of oocytes. Recently, in conjunction with one of our academic partners, we developed a human subculture system that has produced larger eggs, with morphologic features that appear to be more mature. Specifically, these EggPC cell-derived eggs are approximately 100 to 120 microns in size, have a thicker zona pellucida and are surrounded by a cumulus oocyte complex (COC). The COC is a series of cumulus or support cells that have aggregated around the cell and is typical of an endogenous developing follicle. We are encouraged by these data and are pushing forward on this subculture strategy to improve its consistency and yield.
Figure 8 below summarizes the important steps that we have taken in our efforts to produce mature, fertilized eggs.
Figure 8

Figure 9 shows an increase in cytoplasmic volume for OvaTure eggs similar to maturing endogenous eggs:

Figure 9
Figure 10 demonstrates that maturing OvaTure eggs present with structural characteristics comparable to endogenous eggs.
Figure 10

In summary, as eggs mature in nature, they would begin to increase in size and develop a thickened zona pellucida. The nucleus would enlarge and form a germinal vesicle - which would then break down to allow the chromosomes to condense and separate, keeping half the genetic material and the majority of the cytoplasm in the egg and placing the remainder in the polar body for disposal. At this point the egg would be ready to fertilize. To date we have observed eggs at various stages of development that display the stage-appropriate hallmarks of a maturing egg.
We are focused on optimizing subculture techniques for the maturation of human and bovine EggPC cells. We are also working with our academic partners to secure authorization to fertilize human EggPC cell-derived eggs outside of the United States, which we must do before we can fertilize human eggs for research purposes. In the meantime, we are working to make the maturation of human eggs a more repeatable, robust process so that we can increase the likelihood of success in our fertilization studies. Other next steps include initiating discussions with appropriate regulatory authorities.

Our next steps in the bovine OvaTure program including generating a high quality mature egg, followed by subsequent fertilization, embryo transfer, and live birth from an EggPC cell-derived egg.
Our goals are forward looking statements, and there are a number of risks and uncertainties that could cause our actual results to differ materially from our forward looking statements. Please see the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Collaboration with Intrexon to Accelerate Development of OvaTure
In December 2013, we entered into the OvaTure Collaboration with Intrexon governing the use of Intrexon's synthetic biology technology platform for the accelerated development of our OvaTure platform. In February 2018, we provided Intrexon with written notice of termination of the OvaTure Collaboration, effective 90 days following notice. The OvaTure Collaboration provided for Intrexon to deliver laboratory and animal data to support OvaTure development, and provided that upon the delivery of laboratory and animal data, we would incur an obligation to pay Intrexon a mid-single digit royalty on net sales of any OvaTure fertility treatment in the future, and the exact royalty will depend upon the timing of the completion of the milestone. The royalty will apply if Intrexon intellectual property is utilized in the continued development of OvaTure.
As a technology access fee, we (1) issued Intrexon 273,224 shares of our common stock worth approximately $2.5 million on the date of issuance upon the execution of the OvaTure Collaboration in December 2013, and (2) paid Intrexon $2.5 million cash. We also agreed to make a commercial milestone payment three months after the first commercial sale of OvaTure. The shares issued to Intrexon are subject to "piggy-back" registration rights that entitle Intrexon, unless waived, to have the shares included in any new registration statement filed in connection with an underwritten public offering, subject to underwriter cutback.
OvaXon Joint Venture with Intrexon
In December 2013, we also entered into a joint venture with Intrexon to leverage Intrexon's synthetic biology technology platform and our technology relating to EggPC cells to pursue the development of potential fertility treatments within fields-of-use defined under the joint venture, which include prevention of genetic disease and animal health.
We and Intrexon formed OvaXon to conduct the joint venture. Each party contributed $1.5 million to OvaXon and each has a 50 percent equity interest, with research and development costs and profits to be split accordingly. OvaXon is governed by a board of managers, which have equal representation by us and Intrexon. Pursuant to an Intellectual Property License between us and OvaXon, we licensed our technology in the field of the joint venture to OvaXon, and OvaXon entered into a collaboration agreement with Intrexon to develop our technology in the field utilizing Intrexon's synthetic biology platform.
Starting in August 2017, Intrexon continued bovine EggPC work for us under the OvaTure Collaboration rather than under the OvaXon joint venture. In February 2018, we terminated the OvaTure Collaboration. We are in discussions with Intrexon regarding the future of the OvaXon joint venture.
We recorded our initial investment in OvaXon as an equity method investment in December 2013. As of December 31, 2017 and 2016, our equity investment in OvaXon was $0.1 million and included within other current assets on our consolidated balance sheets. We and Intrexon both made additional contributions of $1.1 million and $1.8 million for the years ending December 31, 2017 and 2016, respectively.
AUGMENT
AUGMENT is a fertility treatment designed to improve fertilization and pregnancy rates. With AUGMENT, mitochondria from a woman’s own EggPC cells are isolated and injected into the egg during IVF (Figure 11).

Figure 11
AUGMENT was introduced in select clinics outside of the United States. AUGMENT is currently available to patients in Japan through the Agreement with the IVF Japan Group, as described below. AUGMENT is not available in the United States. We met with the United States Food and Drug Administration, or FDA, in the second quarter of 2017 regarding AUGMENT, and will continue to work with the FDA under its available procedures to determine the most appropriate regulatory pathway for potential entry into the U.S. market.
As previously disclosed, since December 2016, our corporate strategy has been focused on advancing OvaPrime and OvaTure.
On October 25, 2017, we executed a collaborative access agreement (the "Agreement") with the IVF Japan Group, under which we provided the IVF Japan Group with an exclusive license only in Japan to offer AUGMENT. The Agreement has an initial term of one year (the "Initial Term"). The Agreement terminates (i) at the end of the Initial Term unless there is mutual consent by both parties and the Agreement is extended or (ii) in the event of a material breach that is not cured within 30 days. During the Initial Term, IVF Japan Group will pay us a fixed amount of $1,000 per AUGMENT cycle and will reimburse us for all lab operations and personnel costs, which we anticipate to be approximately $0.2 million for the Initial Term, and are payable in nonrefundable quarterly installments on the first day of each quarter. The IVF Japan Group is also responsible to reimburse us for the cost of materials for AUGMENT for all cycles in excess of 100 which are estimated at $2,000 per cycle. We will retain the worldwide commercialization rights for AUGMENT outside of Japan.
An AUGMENT treatment cycle begins with an ovarian biopsy performed by the patient's doctor prior to hormone stimulation. Our proprietary process identifies and isolates the patient’s own EggPC cells, and then the patient’s own mitochondria from these EggPC cells are further isolated. The patient’s own mitochondria are then injected into her egg at the time of fertilization. This has the potential to improve fertilization and pregnancy rates with IVF.
Regulation of AUGMENT
We believe that AUGMENT is not subject to the traditional regulatory requirements (e.g., lengthy pre-market review and approval of an application for marketing authorization) that apply to drugs, biologics, medicinal products and medical devices, where it is available. However, applicable regulatory bodies may disagree with our view. If they do, we and our associated clinic may suffer significant delay or expense or may cease offering the treatment.
In some countries, the national health authority may delegate the review of a fertility treatment to an industry self-regulatory body, and institutional review board, or other body. For example, the approval of IVF Japan Group's application to use AUGMENT in Japan was made by the Japan Society of Obstetrics and Gynecology (JSOG). In some other countries, there are specific fertility regulatory authorities, such as the United Kingdom’s Human Fertilisation and Embryology Authority ("HFEA"), which license IVF facilities and determine what procedures such establishments may perform.
The United States does not have a fertility regulatory body separate and apart from the United States Food and Drug Administration (FDA). In September 2013, we received an "untitled" letter from the FDA advising us to file an IND application for AUGMENT. Following the receipt of the FDA letter, we chose to suspend the availability of AUGMENT in the United States. We met with the FDA in the second quarter of 2017 regarding AUGMENT, and will continue to work with the FDA under its available procedures to determine the most appropriate regulatory pathway for potential entry into the US market. In March 2018, Health Canada informed us that performing AUGMENT violates Canada's Assisted Human Reproduction Act, and requested that we cease offering AUGMENT in Canada. Accordingly, we are no longer making AUGMENT available in Canada while we consider next steps.
It will be necessary to apply on a country by country basis for whatever licenses or approvals, if any, are required to offer AUGMENT. In some cases, there are no clear guidelines on what standards may apply to AUGMENT or what licenses or approvals may be required, and it will be necessary to continue to engage in discussions with regulatory authorities in certain of the countries in which AUGMENT would be introduced. If any clinics are unable to obtain any required licenses or approvals in a particular country, if the application process takes longer than expected, or if additional licenses or approvals are required to commercialize the treatment on a large scale, then the introduction of AUGMENT in such countries may be delayed or involve additional expense.
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
Donor Mitochondria Studies. In humans, clinical case reports published in the peer-reviewed medical journals Molecular Human Reproduction (1998) and Human Reproduction (2001), researchers transferred cytoplasm from the eggs of younger women donors into the eggs of older women who failed multiple IVF cycles. The cytoplasm is the liquid portion of a human cell that surrounds the nucleus and contains the egg's mitochondria. Each of these reports showed increased rates of fertilization, embryo development, implantation and pregnancy for the older women whose eggs were transfused. In one of these published reports, approximately 30 women who had previously failed two to five IVF cycles, achieved 13 pregnancies and delivered 16 healthy offspring. Additional published reports showed similar success rates ranging from 25-44 percent for women who had previously failed multiple cycles and had not achieved a pregnancy.
These clinical case reports served as the basis for the scientific hypothesis that the addition of healthy donor mitochondria might be used to improve the quality of eggs with mitochondrial deficiencies. However, following publication of these initial clinical reports, many scientists and clinicians questioned the long-term safety of the use of third-party donor mitochondria in humans because mitochondria contain DNA. Mitochondria produce energy in all cells of the body. Unlike nuclear DNA, contained in the nucleus, which is inherited from two different people, half from the biological mother and half from the biological father, mitochondrial DNA is inherited solely from the mother. As a result, while the process appeared to be safe with respect to the fertilized egg and the patient, scientists and clinicians questioned whether the presence of mitochondria, and therefore mitochondrial DNA, from two different women might adversely impact a child's health later in life. In response to these concerns, the FDA stated that the use of cells in therapy involving the transfer of third party genetic materials, including mitochondrial DNA, requires submission of an Investigational New Drug application, or IND.
Our Approach. The approach we have used with AUGMENT builds on these reports but uses a woman's own mitochondria from her own EggPC cells to improve her fertility instead of third-party donor mitochondria. While all cells contain mitochondria, we believe the mitochondria from cells involved in reproduction, known as germline cells, as opposed to other cells in the body, known as somatic cells, are the ideal source of mitochondria for transfer to improve egg health. This is because somatic cells are exposed to environmental toxins and cell waste products that may cause mutations or deletions in mitochondrial DNA that can be passed on during cell division. These mutations and deletions can decrease the quality of the mitochondria and the ability to produce energy. In contrast, the mitochondrial DNA from germline cells contain minimal mutations and deletions. Because the mitochondria within an egg are the template for all subsequent cell reproduction in the offspring, we believe that it is necessary to use high-quality mitochondria to improve egg health.
The approach we have used with AUGMENT is to use germline mitochondria from the patient's own EggPC cells to improve the quality of the patient's eggs. By using mitochondria from the woman's own EggPC cells, instead of from a third-party donor, AUGMENT does not involve the transfer of third-party genetic material.
Publication of AUGMENT Treatment Experience in Peer-Reviewed Journal. In August 2015, the first published analysis comparing AUGMENT to standard IVF within the same woman within the same cycle was included in the peer-reviewed Journal of Fertilization: In Vitro- IVF-Worldwide Reproductive Medicine, Genetic & Stem Cell Biology. The analysis demonstrated statistically significant higher rates of embryo selection and transfer with AUGMENT based on standard embryo quality measures, including preimplantation genetic diagnosis/screening, resulting in statistically significant higher rates of pregnancy.
Research and Development Spending
During the years ended December 31, 2017, 2016 and 2015 we spent approximately $18.3 million, $21.6 million and $18.4 million, respectively, on our research and development activities.
Manufacturing
We have established current Good Tissue Practice (cGTP)-compliant laboratories to perform the necessary steps for OvaPrime and AUGMENT either within or contiguous to the international IVF clinics in which AUGMENT is offered and our clinical trials for OvaPrime are ongoing.
In addition, we have contracted with a third-party supplier to perform the identification and isolation of EggPC cells and the preparation of mitochondria steps in the AUGMENT process in the event we decide to undertake offsite manufacturing. Our supplier has significant experience in tissue and cell therapy manufacturing. In regions outside of the United States, we may contract with third-parties, through partnerships, out-licenses or other arrangements, to process and manufacture our potential fertility treatments.
Marketing and Sales
In December 2016, we announced a corporate restructuring based on a strategic decision to slow our commercial expansion, which included a 30 percent reduction of our workforce, including our global sales and marketing team. In June 2017, we announced a further corporate structuring based on our strategic decision to no longer offer AUGMENT on a commercial basis outside of North America which included a 50 percent reduction of our workforce, including our global sales and marketing team.
Foreign Subsidiaries
We established international headquarters in the United Kingdom to coordinate our international commercial efforts and in July 2017, our UK headquarters was closed to reflect our new corporate strategy focusing on research and development efforts. We have also established subsidiaries in certain key regions where we will offer our fertility treatments. These subsidiaries are part of an international legal entity structure through which we plan to (and have, in some cases) license the ex-U.S. commercial rights to OvaPrime, OvaTure treatment as well as AUGMENT treatment and any other potential future products or treatments. This arrangement would allow any potential value enhancement and future profits for the assets to be shared between us and the subsidiaries.
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
Patents and Patent Applications
As of February 20, 2018, we own or have exclusively licensed 65 issued patents in 44 countries and jurisdictions and have more than 170 applications pending in more than 130 countries (including applications directly filed in countries and applications filed in regional patent offices); communications indicating allowance have been received for three of these applications.
One family of patents and applications that we own by way of assignment from our own inventors provides protection into 2035 and is directed to a plurality of monoclonal antibody compositions and methods of using those compositions to isolate EggPC cells, a step common to each one of our OvaPrime, OvaTure and AUGMENT treatments. This family includes two issued U.S. patents, one pending U.S. application, and approximately 50 patent applications pending in nearly 130 foreign countries.
We have exclusively licensed a portfolio of patent applications owned or co-owned by The General Hospital Corporation, the corporate entity of MGH, pursuant to an agreement that is summarized below. As of February 20, 2018, we held an exclusive license under this agreement to six issued U.S. patents owned by MGH, four pending U.S. non-provisional patent applications owned by MGH, 50 patents issued by patent offices outside of the U.S. which are owned by MGH, 68 applications pending with patent offices outside of the U.S. which are owned by MGH, two issued patents, including one U.S. patent co-owned by MGH and The President and Fellows of Harvard College, or Harvard, one pending U.S. non-provisional application co-owned by MGH and Harvard, and seventeen applications pending in patent offices outside of the U.S. which are co-owned by MGH and Harvard.
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
A third family of patent applications that we have licensed from MGH is directed to methods and compositions for autologous germline mitochondrial energy transfer. A total of 22 patents have issued in this family as of February 20, 2018, including three in each of the U.S. and Australia, two in each of Japan, Israel and South Africa, and one in each of ten other countries/jurisdictions, including Canada, where a second patent is expected to issue from an application for which a communication of allowance has been received. Further, over 50 applications are pending in the U.S. and foreign patent offices. These applications provide opportunity for obtaining patents not only in the countries/jurisdictions in which at least one patent has already issued, but also in nearly 120 others. The issued patents, and any additional patents claiming priority to the underlying provisional applications, will expire in April 2032 unless patent term extension is granted. We believe that these patents, and any patents issuing from this family, provide protection for AUGMENT and several important aspects thereof.
A fourth family of patent applications that we have licensed from MGH and Harvard is directed to methods and compositions for enhancing the bioenergetic status in oocytes or EggPCs. This family includes one patent issued in each of the U.S. and Australia, and a total of 19 applications that are pending with the U.S. and foreign patent offices. The applications in this family provide opportunity for obtaining patents in more than 60 countries/jurisdictions. Any patents claiming priority to the underlying provisional application would expire in April 2032 unless patent term extension is granted. We believe that patents issuing from this family may provide protection for aspects of the AUGMENT procedure, as well as culture media that we may develop in the future.

In our efforts to improve AUGMENT, we invented a method of isolating mitochondria from EggPCs and concentrating the mitochondria in the picoliter-scale volume required for injection into oocytes as part of AUGMENT. We own this patent family, with applications currently pending in the U.S. and more than 70 other countries.
Additionally, we own one issued U.S. patent and one pending U.S. non-provisional patent application, with all issued patents expiring in June 2026. We believe that patents issued or issuing from this family may provide protection for an alternative method of producing healthy eggs.
Trade Secrets
In addition to patents, we expect to rely on trade secrets and know-how to develop and maintain our competitive positions. For example, significant aspects of AUGMENT are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets and know-how may otherwise become known or may be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
Pursuant to an amended and restated license agreement in November 2017, we agreed to expand the licensed field of the patent rights solely owned by MGH to include all uses, including human female fertility, the treatment or prevention of inherited (including mitochondrial) diseases or defects in all animals, including humans, assisted and/or artificial reproductive technology in all non-human animals, the artificial creation of food, research animals and/or animal products, the treatment of menopause and all diagnostics.
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
We are further obligated under this license agreement to pay MGH a royalty in the low single digits based on net sales of licensed products and processes that we commercialize under the agreement. Net sales are defined under this license agreement to exclude any amounts billed to patients by clinics and medical practices that use licensed products or perform licensed services for patients, but to include the amounts paid to us by such clinics and medical practices. Our obligation to pay royalties for each licensed product and process expires on a country-by-country basis on the date of expiration of the licensed patent rights that cover that licensed product or process in that country except that, solely with respect to the license under certain patent rights co-owned by MGH and Harvard for ex vivo human fertility treatments, our obligation to pay a royalty will continue at a reduced rate for a period of three years after the expiration of such patent rights if the licensed patent rights covered the licensed product or process in that country prior to expiration. Royalty rates are subject to reduction in any country if we are required to obtain a license from any third-party to the extent the licensed patent rights infringe the third-party’s patent rights if such payments are in excess of one percent of net sales. If we enter into a sublicense under this license agreement, we will be obligated to pay MGH a percentage of certain consideration paid to us by the sublicensee.
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
We are also aware of a number of other treatments in development that have the potential to restore egg production for women who make too few or no eggs. These treatments include, but are not limited to, platelet-rich plasma injections, in vitro activation, in vitro maturation, ovarian fragmentation, and transplantation of stem cells. If successfully developed, these products have the potential to address some of the shortcomings of standard IVF for women with POI or POR who do not make few or no eggs. However, these treatments are early in preclinical and clinical development and very limited data demonstrating efficacy has been generated to date.
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
For OvaPrime and AUGMENT, our ability to gain market acceptance will depend on, among other things, our ability to demonstrate improved IVF success rates, thereby reducing the number of cycles required to produce a live birth, our ability to reduce multiple births, and our ability to treat patients that face particular challenges with standard IVF, such as patients with diminished ovarian reserve. Our ability to gain market acceptance for OvaTure, if and when introduced, will depend on our ability to demonstrate increased pregnancy and live birth rates as compared to standard IVF and other infertility treatments, reduced multiple births and a reduction in the need for hormonal hyperstimulation for egg retrieval. We anticipate that price also will be an important competitive factor for all our fertility treatment options. At this time, we cannot evaluate how our potential fertility treatments, if successfully developed and commercialized, would compare technologically, clinically or commercially to any other potential products being developed or to be marketed by competitors.
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
There can be no assurance that regulatory authorities in countries where we have introduced, or will introduce, AUGMENT or OvaPrime will agree with our determinations that these fertility treatments are exempt from pre-market review and approval as a drug, biologic, medicinal product or medical device. If the regulatory authorities in a given country disagree with our determination, then we likely will be required to cease commercial marketing of that fertility treatment in that country, and may not be able to resume commercial marketing without first demonstrating safety and efficacy through clinical trials, submitting an application for marketing authorization, and receiving approval from the relevant regulatory authorities. In these circumstances, we are likely to be significantly delayed in our ability to commercialize our fertility treatments in such country, or we may elect to cease our commercialization activities in that country altogether. From time to time, we engage in discussions regarding AUGMENT and our potential fertility treatments with regulatory authorities in certain of the countries in which we have launched or plan to introduce our fertility treatments. We expect to have ongoing dialogue with these regulatory authorities.
With regard to the United States, we commenced a clinical study of AUGMENT in the United States in 2012. We did so without an IND on the basis of our determination that AUGMENT was exempt from pre-market review and approval in the United States and did not require an IND to conduct clinical testing. In 2013, however, we received an "untitled" letter from the FDA questioning our determination of exempt status and advising us to file an IND for the potential fertility treatment. We have since discontinued our clinical study and are focused on commercializing our fertility treatments outside of the United States. We met with the FDA in the second quarter of 2017 regarding AUGMENT, and will continue to work with the FDA under its available procedures to determine the most appropriate regulatory pathway for potential entry into the U.S. market. We cannot provide any assurance, however, that the FDA will ultimately change the position taken in the "untitled" letter. In March 2018, Health Canada informed us that performing AUGMENT violates Canada's Assisted Human Reproduction Act, and requested that we cease offering AUGMENT in Canada. Accordingly, we are no longer making AUGMENT available in Canada while we consider next steps.
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
Clinical Trials.    Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practice, or GCP. Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is expected to take effect in or after October 2018, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.
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
Marketing Authorizations.    After completion of the required clinical testing, we must obtain a marketing authorization before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the non-clinical and clinical information in marketing authorization dossiers, including the full clinical trial reports, in response to freedom of information requests after the marketing authorization has been granted. Clinical trial reports will also be posted on the EMA's website following the grant, denial or withdrawal of a marketing authorization application, subject to procedures for limited redactions and protection against unfair commercial use.
The centralized procedure gives rise to marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU member states, comprise the European Economic Area, or EEA. Applicants file marketing authorization applications with the EMA, but the marketing authorization itself is granted by the European Commission. The centralized procedure is compulsory for medicinal products that (1) are derived from certain biotechnology processes, (2) contain a new active substance (approved after November 20, 2005) indicated for the treatment of certain diseases, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as cell therapy medicines. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance (approved after November 20, 2005), (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorization under the centralized procedure would be in the interest of patients or animal health at the EU level.
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
All new marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. Risk management plans and PSURs may be made available to third parties requesting access, subject to limited redactions.
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
The manufacturer is obliged to demonstrate that the device conforms to the relevant essential requirements through a conformity assessment procedure. The nature of the assessment depends upon the classification of the device. The classification rules are mainly based on three criteria: the length of time the device is in contact with the body, the degree of invasiveness, and the extent to which the device affects the anatomy. In brief and generally; Class I (low risk) devices are those that do not enter or interact with the body, Class IIa and IIb (medium risk) devices are invasive or implantable or interact with the body; and Class III (high risk) devices are those that affect the vital organs.
Conformity assessment procedures for all but the lowest risk classification of device involve a notified body. Notified bodies are entities licensed to provide independent certification of certain classes of medical device. Most notified bodies are private commercial entities or private non-profit organizations.
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
Additional and/or different regulatory requirements will apply to medical devices pursuant to the EU Medical Devices Regulation (EU) No. 2017/745, which will apply as of May 2020.
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
We believe that neither AUGMENT nor, when introduced and available, OvaPrime are subject to regulation as a medicinal product or a medical device in the EU, and instead is subject to the less rigorous regulations that apply to use of human cells and tissues that are intended for human applications and to any national rules that govern IVF treatment. When we proceed with the introduction of our treatments into certain countries within the EU on this basis, there is a risk that European or national regulatory authorities may reach a different conclusion.
United States Requirements
The FDA regulates human cell, tissue, or cellular or tissue-based products ("HCT/Ps") according to a tiered, risk-based approach. Under this approach, some HCT/Ps are regulated as biological products under the Public Health Service Act, or PHSA, or as drugs or devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the agency’s implementing regulations. Section 351 of the PHSA prohibits the introduction of a biological product into interstate commerce without an FDA-approved application for marketing authorization under that section. For pioneer products, the typical application under section 351 of the PHSA is the biologics license application ("BLA").
Biological products, including certain HCT/Ps, that are regulated under section 351 of the PHSA are subject to significant pre and post-market regulation. Section 351 of the PHSA prohibits the introduction of a biological product into interstate commerce without an FDA-approved BLA. After approval, a BLA product is subject to significant requirements relating to, among other things, manufacturing, adverse event reporting, advertising and promotion, distribution, packaging, labeling, import/export, and record keeping.
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
HCT/Ps that meet all of these requirements are regulated exclusively under section 361 of the PHSA and the FDA's implementing regulations at 21 C.F.R. Part 1271. These regulations impose requirements for registration and listing, donor screening and testing, and good tissue practice, among other things. They do not, however, impose the IND requirements or the pre-market review and approval requirements described above for biologics regulated under section 351 of the PHSA.
Some HCT/Ps may be exempt from the requirements for section 351 biologics and section 361 HCT/Ps. For example, establishments that remove HCT/Ps from a donor and return them to the same donor during a single surgical procedure are exempt from the requirements for both section 351 biologics and section 361 HCT/Ps.
It is not certain how FDA would regulate any of our current or potential fertility treatments. As discussed above, in 2012 we commenced a clinical trial of AUGMENT in the United States, but subsequently received from the FDA an "untitled" letter questioning the status of AUGMENT as a section 361 HCT/P, and advising us to file an IND for the potential fertility treatment, following which we suspended our commercialization efforts in the United States. We believe that AUGMENT could meet the criteria for regulation as a section 361 HCT/P, but there is no guarantee that FDA would agree with our classification of AUGMENT or any of our potential fertility treatments. We met with the FDA in the second quarter of 2017 regarding AUGMENT, and will continue to work with the FDA under its available procedures to determine the most appropriate regulatory pathway for potential entry into the U.S. market.
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
Coverage, Pricing and Reimbursement
We believe that very few third party payors, either in the EU, the United States or other countries, including national health services and government funded insurance programs as well as private payors, will agree to cover and reimburse for

OvaPrime, OvaTure, AUGMENT, or other potential fertility treatments we may attempt to commercialize. Thus, it is likely that IVF clinics and physicians will be able to use OvaPrime, OvaTure and AUGMENT and our other potential fertility treatments only if the patient can afford and is willing to pay for our treatment out of pocket. The cost of OvaPrime, OvaTure, AUGMENT and our other potential fertility treatments may be beyond the means of many patients.
Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a treatment or procedure may be separate from the process for setting the price or reimbursement rate that the payor will pay for the treatment or procedure. Even if third party payors were to provide some minimal level of coverage and reimbursement for OvaPrime, OvaTure, AUGMENT or our other potential fertility treatments, such third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness, in addition to the safety and efficacy, of medical products and procedures.
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
Employees
As of December 31, 2017, we had 36 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our Corporate Information
We were incorporated under the laws of the State of Delaware in April 2011 under the name Ovastem, Inc. and changed our name to OvaScience, Inc. in May 2011. Our principal executive offices are located at 9 4th Avenue, Waltham, Massachusetts 02451, and our telephone number is (617) 500-2802. Our website address is www.ovascience.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.
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
Risks Related to Our Financial Position and Need for Additional Capital
Our early stage of development may make it difficult for you to assess our future viability.

We recently announced a change in our corporate strategy, including a shift to focus on the advancement of OvaPrime and OvaTure, which are in clinical and preclinical development, respectively. We cannot assure you that this shift will be successful. Any predictions you make about our future success or viability may not be as accurate as they could be if we were in a later stage of development.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by early stage businesses in new and rapidly evolving fields. For example, to execute our business plan, we will need to be successful in a range of challenging activities, including clinical trials of OvaPrime, development of OvaTure, obtaining any required approvals, manufacturing, marketing and selling those potential fertility treatments that we successfully develop, and addressing the challenges of foreign operations.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.
We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since our inception, we have incurred significant operating losses. Our net loss was $51.0 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $301.5 million. We have recorded limited revenues to date and have financed our operations primarily through equity financings. We have devoted significant efforts to research and development, acquiring our technology, researching and developing the OvaPrime, OvaTure and AUGMENT treatments and, previously to building out our international infrastructure.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase if and as we:

•	advance the clinical development of OvaPrime, including through our ongoing Phase I clinical trial and our planned Phase 1b/2a clinical trial;

•	pursue OvaTure maturation and fertilization studies;

•	continue advancing the preclinical development of OvaTure, both internally and in collaboration with commercial and academic partners;

•	educate physicians and embryologists regarding the use of the OvaPrime and OvaTure treatments;

•	in the long term, establish a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize our fertility treatments;

•	initiate any additional preclinical studies and clinical trials of our fertility treatments;

•	continue to discuss the future of the OvaXon joint venture with Intrexon;

•	seek any required approvals from the FDA or similar regulatory agencies outside of the United States, which we refer to as Foreign Regulatory Authorities, for our potential fertility treatments;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional scientific, clinical, quality control and management personnel to support our fertility treatment development efforts;

•	seek to identify additional potential fertility treatments; and

•	develop, acquire or in-license other potential fertility treatments and technologies.
To become and remain profitable, we must develop and eventually commercialize our potential fertility treatments with significant market potential, including OvaPrime and OvaTure, and determine strategies to scale our treatments commercially. This will require us to be successful in a range of challenging activities, completing preclinical and clinical trials for our treatments, obtaining any necessary regulatory approvals and successfully commercializing, either alone or with partners. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our fertility treatment development programs.
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the development of our fertility treatments. We are currently focused on developing the OvaPrime and OvaTure treatments. We expect to incur significant expenses with respect to the continued development and clinical trials for our fertility treatments. Our clinical trials will be costly. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate some or all of our research and development programs.
We believe that our cash and cash equivalents and short-term investments of approximately $67.2 million at December 31, 2017, will be sufficient to fund our current operating plan for at least the next 12 months. There can be no assurances, however, that the current operating plan will be achieved or that additional funding, if needed, will be available on terms acceptable to us, or at all.
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
Until the time, if ever, that we can generate sufficient revenues from our potential fertility treatments, we plan to finance our cash needs through some combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or potential fertility treatments or grant licenses on terms that may not be favorable to us.
We are currently subject to two securities class action lawsuits and three shareholder derivative lawsuits, the unfavorable outcomes of which may have a material adverse effect on our financial condition, results of operations and cash flows.
In October 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts, against us, certain of our executive officers, the members of our board of directors and certain of the underwriters from our January 2015 follow-on public offering of our common stock by investors alleging violations of the Securities Act of 1933, as amended. The plaintiffs’ motion for class certification has been denied, and the court has entered summary judgment dismissing the claims of all but one of the plaintiffs. The remaining plaintiff has also filed a substantially similar putative class action complaint in the U.S. District Court for the District of Massachusetts. On March 24, 2017, a second purported shareholder class action lawsuit was filed against us and certain of our present and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
On November 9, 2016, a purported shareholder derivative action was filed against certain present and former officers and directors of ours alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to our January 2015 follow-on public offering. On June 30, 2017, a second purported shareholder derivative action was filed against certain of our present and former directors and us as a nominal defendant, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, alleging that compensation awarded to the director defendants was excessive. On July 27, 2017, a third purported shareholder derivative complaint was filed against certain of our present and former directors and us as a nominal defendant, alleging breach of fiduciary duty, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934 alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to our January 2015 follow-on public offering and public statements. On September 26, 2017, the plaintiffs filed an amended complaint which eliminated all claims regarding allegedly excessive director pay. While we believe we have substantial legal and factual defenses to these claims in these lawsuits and we will vigorously defend the lawsuits, the outcome of litigation is difficult to predict and quantify, and the defense against such claims or actions can be costly and divert management resources. In connection with these lawsuits, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance.
Risks Related to Research, Development and Commercialization of Our Potential Fertility Treatments

We have changed our corporate strategy to focus on OvaPrime and OvaTure, each of which is at a substantially earlier stage of development than AUGMENT. As a result, it will take a longer period of time for us to complete the development of, and to commercialize, any products that will generate meaningful revenues.
In December 2016, we announced that we would slow the commercial expansion of AUGMENT, reassess our ongoing and planned clinical studies of AUGMENT, and undertake a corporate restructuring, and in June 2017, we announced that we would discontinue ongoing efforts related to the AUGMENT treatment outside of North America. In January 2018, we announced a further corporate restructuring designed to streamline our operations and reduce our cost structure. We expect these changes to enable us to extend our cash position into 2020, and will increase our focus on the development of OvaPrime and OvaTure. Both of those treatments are at a substantially earlier stage of development than AUGMENT. Accordingly, we expect that it will take a longer period of time for us to complete the development of, and to generate revenues from the sale of, our treatments than it would have had we continued to pursue the commercial expansion of AUGMENT in accordance with our previous corporate strategy. The process of developing OvaTure and OvaPrime is uncertain and may never yield treatments that allow us to achieve revenue from their sale, and if we do succeed in developing treatments for sale, we may never be able to develop a profitable commercial model.
The science underlying OvaPrime, OvaTure and AUGMENT is based on recent discoveries, and as a result the programs are subject to a higher level of risk than programs based on longer established science. Additionally, our OvaPrime treatment and OvaTure treatment are at early stages of clinical and preclinical development, respectively, and may never yield treatments that can be successfully commercialized.
OvaPrime, OvaTure and AUGMENT are based on recent scientific discoveries relating to egg precursor cells. As a result, the programs are subject to a higher level of risk than programs based on longer established science.
With respect to OvaTure, while we have observed key criteria of developmental competence in EggPC cell-derived eggs in both human and bovine models, we will not know if we have successfully developed fertilizable, mature eggs until we have successfully fertilized them, and we may never succeed in fertilizing human or bovine EggPC cell-derived eggs. We may find that there are important criteria for developmental competence that we are not observing, or that elements of the criteria for maturity that we have observed are inadequately developed for fertilization. To date, our efforts to fertilize bovine EggPC cell-derived eggs have failed. Further, we will require authorization from regulatory bodies outside of the United States to attempt to fertilize a human Egg PC cell-derived egg before we can test any eggs that we do mature. There are significant aspects of OvaTure that will require additional innovation for us to continue its development. The recent nature of the scientific discoveries underlying OvaTure, the need for additional innovation and the absence of information about egg precursor cell technology from human clinical trials all increase the risks associated with this potential fertility treatment. In any event, we believe that it will be costly and time consuming to develop and successfully commercialize OvaTure, and we may not succeed in doing so.
OvaPrime has only recently been used in humans in our ongoing OvaPrime clinical trial in Canada. The preclinical data we have generated for this treatment under development may not be replicated in humans.
We have limited patient experience with AUGMENT and our experience with AUGMENT to date may not be representative of what women will experience in the future. If results from clinics are unfavorable, the AUGMENT program could be delayed or abandoned. Further, international IVF clinics that we work with may determine not to provide or continue providing AUGMENT based on clinical efficacy, safety or commercial, logistic, regulatory or other reasons, or they may never expand their use of AUGMENT sufficiently for it to be a viable commercial offering.
We may not be able to successfully develop OvaTure, OvaPrime or other potential fertility treatments.
In 2016, we began a clinical trial of OvaPrime in Canada, and in January 2018, we announced initial clinical data from this trial. We plan to initiate a multi-center, prospective, controlled, Phase 1b/2a clinical trial of OvaPrime in 2018 to evaluate the safety and tolerability of administering a higher number of EggPC cells per OvaPrime treatment in women with POI or POR. The successful enrollment of patients in these clinical studies and their results, including whether and by how much OvaPrime restores egg production, will impact our ability to further introduce the treatment, obtain approval where necessary, and ultimately generate revenues from any sales of OvaPrime. If the results of the clinical trials are unfavorable, OvaPrime may not be viable or significant additional time and expense could be required before we are able to commercialize this potential fertility treatment. Our OvaTure program is in preclinical development, and we may not succeed in fertilizing an EggPC cell-derived egg, determining a clinical and regulatory pathway for OvaTure, or developing a viable commercial model for the treatment if we succeed in our development efforts. Further, the time it takes to achieve discovery stage goals can is unpredictable.
We face significant risks associated with clinical trials.

We are engaged in clinical studies of OvaPrime, and intend to pursue clinical trials for OvaTure if we succeed in fertilizing human EggPC cell-derived eggs. Clinical studies are expensive, difficult to design and implement and uncertain as to outcome. Regulatory authorities and IRB or ethics committees regulate clinical trials and can suspend or terminate them for many reasons, or require additional expensive and time consuming preclinical work. Success in animal and preclinical studies does not ensure that studies in humans will be successful, and interim or preliminary findings do not necessarily predict final results. Our potential fertility treatments rely on new and complex technology that impacts human reproductive systems. Therefore, regulatory authorities and ethics committees may be especially cautious in reviewing and approving our clinical protocols for such potential fertility treatments.
The timing of results from and completion of the studies will depend, in part, on our ability to enroll clinic sites and patients in the studies on the timeline expected. Enrollment in any studies could be delayed for a number of reasons, including the unwillingness of patients to undergo, or physicians to prescribe, an additional surgical procedure in connection with IVF.
Patient and clinical site enrollment may be affected by other factors, including:

•	timing and capacity of tissue processing facilities and third party manufacturers;

•	novelty of the potential fertility treatments being tested;

•	form of infertility or severity of the condition being treated;

•	eligibility criteria for the study in question;

•	rates of success of competitive fertility treatments;

•	perceived risks and benefits of the potential fertility treatments under study;

•	any negative publicity or political or governmental action related to our or similar potential fertility treatments or IVF;

•	known side effects of the potential fertility treatments under study, if any;

•	efforts of IVF clinics to facilitate enrollment in studies or clinical trials;

•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
Our inability to enroll a sufficient number of clinic sites or patients for clinical trials for OvaPrime or our other fertility treatments would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our potential fertility treatments, which would cause the value of our company to decline and limit our ability to obtain additional financing.
Even if we are able to commercialize any of our fertility treatments, they may fail to achieve the degree of market acceptance by physicians, patients and others in the medical community necessary for commercial success.
Even if we are able to commercialize any of our fertility treatments, they may nonetheless fail to gain sufficient market acceptance by physicians, patients and others in the medical community. For example, doctors may continue to rely on current treatments, including fertility drugs and standard IVF, which are well established in the medical community. In addition, the novel nature of, as well as the need for a laparascopic biopsy to be performed in connection with AUGMENT, OvaPrime and OvaTure may affect market acceptance by physicians and patients, if and when they receive regulatory approval as required. Our ability to gain market acceptance of our treatments will depend on the experience women have with these treatment options over time. If our potential fertility treatments do not achieve an adequate level of acceptance, we may not generate significant treatment revenues and we may not become profitable. The degree of market acceptance of our fertility treatments, after receipt of any necessary licenses or approvals, will depend on a number of factors, including:

•	efficacy and potential advantages as compared to standard IVF or other alternative treatments;

•	ability to reduce the number of IVF cycles required to achieve a live birth;

•	ability to reduce the cost of standard IVF;

•	ability to reduce the incidence of multiple births;

•	the willingness of the target population to undergo, and of physicians to prescribe, an additional surgical procedure in connection with IVF;

•	convenience compared to alternative treatments;

•	adverse effects on mothers or on children conceived using our potential fertility treatments;

•	ability to improve the side effect profile of infertility treatment;

•	the willingness of the target population and of physicians to try new therapies based on recent scientific discoveries;

•
limitations on the existing infrastructure to support potential fertility treatments, including adequately trained embryologists and the willingness of IVF clinics to incorporate the process into their current treatment regimens;

•	the willingness and ability of patients to pay out of pocket for our potential fertility treatments, which will be in addition to the price of a standard IVF procedure;

•	whether IVF clinics believe our treatments will provide them with a competitive and economic advantage;

•	any negative publicity or governmental or political action related to our or similar potential fertility treatments or IVF; and

•	the strength of marketing and distribution support.
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
There are risks involved both with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay the introduction of any fertility treatment. If the commercial introduction or expansion of our treatments for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. For example, we incurred restructuring costs in connection with the corporate restructurings that we announced in December 2016, June 2017 and January 2018.
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
We expect that competition for acquiring and in-licensing potential fertility treatments that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. If we are unable to successfully obtain rights to suitable potential fertility treatments on reasonable terms, or at all, our business, financial condition and prospects for growth could suffer.
We face substantial competition, including from more established infertility treatments, such as standard IVF, as well as advances in new artificial reproductive technologies, which may result in others discovering, developing or commercializing potential fertility treatments before or more successfully than we do.
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
Competitors may develop new infertility drugs, assisted reproductive technology, or ART, therapies, devices and techniques that could render obsolete our potential fertility treatments. There are a number of pharmaceutical companies, biotechnology companies, universities and research organizations actively engaged in research and development of potential fertility treatments. Like our treatments, some of these potential fertility treatments are designed to address the shortcomings of IVF. In particular, we are aware of a number of companies and laboratories that are currently developing potential fertility treatments intended to identify high quality embryos for use in IVF, a university study of the transfer of granulosa cell mitochondria into eggs, a university study using pronuclear transfer for improvement in IVF success rates and a university study of induced pluriopotent stem cells, or iPS, shows that iPS cells can be generated from somatic cells and programmed to become differentiated cells, which can include germ line cells such as oocytes. Novocellus Ltd. is developing an embryo viability test, using culture media, to aid in the selection of embryos used in IVF. FertiliTech and Auxogyn, Inc. are developing hardware and software that analyzes embryo development against cell division timing parameters to help identify the highest quality embryo within a group of embryos. If successfully developed, these potential fertility treatments could improve outcomes and alleviate some of the other shortcomings of standard IVF, thereby decreasing the need for our potential fertility treatments. Fertility Focus, along with its strategic partner Norgenix, are developing a fertiloscope for the early diagnosis of, and immediate corrective surgery for, the physical causes of infertility. Molecular diagnostic companies like Reprogenetics are developing novel preimplantation genetic diagnosis and screening methods to detect chromosomal and genetic disorders of embryos prior to transfer back to the women. Testing embryos in this manner may increase the likelihood of pregnancy, reduce the chances of pregnancy loss, and improve the odds of delivery. At this time, we cannot evaluate how our potential fertility treatments, if successfully developed and commercialized, would compare technologically, clinically or commercially to any other potential fertility treatments being developed or to be marketed by competitors. There can be no assurance that we will be able to compete effectively. OvaXon is engaged in gene editing, which is a rapidly evolving field. OvaXon could potentially have competitors in both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect OvaXon to compete with include GlaxoSmithKline plc, Sangamo BioSciences Inc., HemaQuest Pharmaceuticals, Inc., Merck & Co., Inc., and Novartis AG.
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
Our potential fertility treatments are based on innovative science regarding eggs, embryos and fertilization, and potentially in the case of our OvaXon joint venture, gene editing. These can be controversial subjects and, as a result, we could be subject to adverse publicity, political reaction and regulation, as well as changes to the laws and regulations affecting our potential fertility treatments. This may result in our incurring costs beyond what we anticipate in order to develop and commercialize our potential fertility treatments or may make it impossible to develop our potential fertility treatments at all. Bad publicity could also delay or impede our ability to obtain any necessary licenses or authorizations for us or our clinic accounts to introduce or continue to provide our treatments in countries where the criticism occurs. In addition, some states are considering adopting legislation defining when personhood begins. To the extent adopted, this legislation could limit, restrict or prohibit the use of IVF, which would have a negative effect on our ability to develop and sell our potential fertility treatments and, as a result, on our business.
Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any potential fertility treatments that we may develop.
We face an inherent risk of product liability exposure related to the use of our fertility treatments in humans and will face an even greater risk as we continue the development and commercialization of our potential fertility treatments, including potential fertility treatments developed by OvaXon. Product liability claims involving our activities may be brought for significant amounts because our potential fertility treatments involve mothers and children. For example, it is possible that we will be subject to product liability claims that assert that our potential fertility treatments have caused birth defects in children or that such defects are inheritable. In light of the nature of our planned activities, these claims could be made many years into the future based on effects that were not observed or observable at the time of birth. If we cannot successfully defend ourselves against claims that our potential fertility treatments caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We obtained product liability insurance coverage when we initiated our AUGMENT treatment study in the United States and introduced AUGMENT in select IVF centers outside of the United States. We will need to maintain product liability insurance coverage as we continue to introduce the OvaPrime and OvaTure treatments, and/or conduct clinical trials for our current or potential fertility treatments. Such insurance is increasingly expensive and difficult to procure. In the future, such insurance may not be available to us at all or may only be available at a very high cost and, if available, may not be adequate to cover all liabilities that we may incur. In addition, we may need to increase our insurance coverage in connection with the commercialization of our current or potential fertility treatments. If we are not able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, our business could be harmed, possibly materially.
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
Risks Related to Regulation of Our Potential Fertility Treatments and Other Regulatory Matters
Our potential plans to develop and introduce OvaPrime and make AUGMENT available in selected regions outside of the United States depend upon these treatments meeting the requirements of a class of products or a type of practice or treatment exempt from pre-market review and approval of applications for marketing authorizations in such regions. Determinations by regulators in the markets we target that these treatments do not meet the requirements for a class of products exempt from pre-market review and approval could significantly delay or prevent commercialization of those products. Failure to obtain marketing approval in international regions, to the extent required, would prevent our potential fertility treatments from being marketed in such regions. Additionally, our plans to continue to define the clinical pathway for OvaTure will depend upon the regulatory pathway applicable in regions of the world that we target.
Our potential plans to introduce OvaPrime and make AUGMENT available in select regions outside of the United States depend upon the treatments meeting the requirements of a class of products or a type of practice or treatment exempt from pre-market review and approval of applications for marketing authorizations in such regions. There can be no assurance that this will be the case in any particular jurisdiction, or that applicable Foreign Regulatory Authorities will agree with our determinations that our treatments meet these requirements. If the Foreign Regulatory Authorities in a given country disagree with our determination that our treatments are exempt from pre-market review and approval of applications for marketing authorizations required for drugs, biologics, medicinal products and medical devices, then we likely will be required to cease commercial marketing of that fertility treatment in that country, and may not be able to resume commercial marketing without first demonstrating safety and efficacy through clinical trials, submitting an application for marketing authorization, and receiving approval from the relevant regulatory authorities. In these circumstances, we are likely to be significantly delayed in our ability to commercialize our fertility treatments in such country, or we may elect to cease our commercialization activities in that country altogether. In 2012, we commenced a clinical study of AUGMENT in the United States relying on our conclusion that AUGMENT met the requirements for a section 361 HCT/P, and therefore did not require an IND. In September 2013, however, we received an "untitled" letter from the FDA questioning the status of AUGMENT as a section 361 HCT/P and advising us to file an IND for AUGMENT. As a result, we chose to suspend enrollment in our AUGMENT study in the United States. We spoke with the FDA in the first half of 2017 as part of our ongoing exploration of potential entry into the U.S. market, and continue to engage in discussions with the agency. However, we cannot provide any assurance as to the outcome of those discussions. In March 2018, Health Canada informed us that performing AUGMENT violates Canada's Assisted Human Reproduction Act, and requested that we cease offering AUGMENT in Canada. Accordingly, we are no longer making AUGMENT available in Canada while we consider next steps.
We will be unable to complete the development of OvaTure if we do not obtain authorization to fertilize an Egg PC cell-derived egg. Additionally, our plans to continue to define the clinical pathway for OvaTure will depend upon the regulatory pathway available in regions of the world that we target. From time to time, we engage in discussions regarding our fertility treatments with Foreign Regulatory Authorities in certain of the countries in which we have introduced or plan to introduce such fertility treatment or potential fertility treatment. We expect to have ongoing dialogue with these regulatory authorities. If any of our fertility treatments are subject to pre-market approval in a particular region, failure to obtain such required marketing approval in international regions would prevent us from marketing such fertility treatment in such regions, which could have a material adverse effect on our business, results of operations or financial condition.
Further, if Foreign Regulatory Authorities in a particular region determine that our fertility treatments do not meet the requirements of a class of products that is exempt from pre-market approval of applications for marketing authorization, then in order to market and sell our potential fertility treatments in that region, we or our third party collaborators may need to obtain separate marketing approvals and will need to comply with numerous and varying regulatory requirements, as described above. Additionally, study or license requirements vary among countries and may cause delays of or suspension of the approval process and can involve additional testing. The time required to obtain approval in foreign regions can be lengthy, and may differ substantially from region to region. The regulatory approval process outside the United States may be subject to risks like those associated with obtaining FDA approval. In addition, in many countries, a treatment must be approved for reimbursement before the treatment can be approved for sale in that country. Furthermore, some countries have restrictions particular to IVF and/or other fertility treatments, which may impose additional regulatory barriers for market entry for our potential fertility treatments. If required, we may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA for marketing in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

By way of example, regulators could determine that OvaPrime, OvaTure or AUGMENT, and/or any other potential fertility treatments, do not meet the requirements for a class of products exempt from pre-market review and approval. In that case, they could be regulated as medicinal products (including advanced therapy medicinal products), as medical devices or as human tissues and cells intended for human applications. For example, products regulated as advanced therapy medicinal products may only be placed on the market in the EU once they have been granted a marketing authorization by the European Commission. Securing a marketing authorization from the European Commission requires the submission of extensive preclinical and clinical data and supporting information, including information about the manufacturing process, to the EMA to establish the potential fertility treatment's safety, efficacy and quality. Following review of the marketing authorization application the EMA will issue an opinion, which the European Commission will take into account when deciding whether or not to grant a marketing authorization. If we are required to follow this regulatory pathway for OvaPrime, OvaTure treatment or our potential fertility treatments, this may significantly delay or preclude commercialization of these treatments. Similar determinations in other markets outside of the United States could have the same impact.
Even if regulators in regions outside of the United States, such as the EU, deem our treatments to be exempt from pre-market review and approval of an application for marketing authorization as required of drugs, biologics, medicinal products and medical devices, other regulatory requirements may nevertheless be applicable. For example, medical treatments and processes, such as IVF, may be regulated at the national level, which is the case in the EU. Such national regulations may restrict the extent to which the eggs used in IVF treatments may be manipulated and so may prevent us from commercializing our treatments in that country. Alternatively, such regulations may require the IVF facilities to be licensed by the national regulatory authority to perform specific IVF procedures or require us or our clinic accounts to obtain special approval of or licenses from national regulatory bodies to introduce our treatments in that country. For example, there are specific fertility regulatory authorities, such as the United Kingdom’s HFEA, which license IVF facilities and determine what procedures such establishments may perform. In other countries, the national health authority may delegate the review of a fertility treatment to an industry self-regulatory body, an institutional review board, or other body. For example, the approval of our clinic account’s application to use AUGMENT in Japan was made by the JSOG. However, in some countries, there are no clear guidelines on what standards may apply to our treatments or what licenses or approvals may be required. While we have engaged and will continue to engage in discussions with regulatory authorities in certain of the countries in which we have introduced or plan to introduce our fertility treatments, if we or our clinic accounts are unable to obtain any required licenses or approvals in a particular country, if the application process takes longer than expected, or if additional licenses or approvals are required to commercialize the treatment on a large scale, then our introduction of our fertility treatments in such countries may be delayed, we may incur additional expenses, and we may determine not to provide the treatment in such countries.
It is unclear what regulatory pathway FDA will ultimately require for OvaPrime, OvaTure and AUGMENT or any other potential fertility treatments we may develop.
In 2012, we commenced a clinical study of AUGMENT in the United States. We did so without an IND on the basis of our conclusion that FDA would regulate AUGMENT as a section 361 HCT/P.
In September 2013, we received an "untitled" letter from the FDA advising us to file an IND application for AUGMENT. Following the receipt of the FDA letter, we chose to suspend the availability of AUGMENT in the United States. We met with the United States Food and Drug Administration, or FDA, in the second quarter of 2017 regarding AUGMENT, and will continue to work with the FDA under its available procedures to determine the most appropriate regulatory pathway for potential entry into the US market. We spoke with the FDA in the first half of 2017 as part of our ongoing exploration of potential entry into the U.S. market for our fertility treatments and continue to engage in discussions with the agency. We believe that AUGMENT meets the regulatory definition of a section 361 HCT/P or is a procedure that can be performed as part of the practice of medicine - and in either case, is exempt from pre-market approval. AUGMENT involves isolation of mitochondria from egg precursor cells, and injection of those mitochondria into the same woman's egg, which we believe constitutes minimal manipulation of both the mitochondria and the egg. We believe AUGMENT involves only homologous use, does not combine the oocyte with an article that raises new safety concerns, and involves tissues for reproductive use. We therefore believe that AUGMENT meets all four of the criteria for a section 361 HCT/P set forth in FDA's regulation. If FDA ultimately agrees with our conclusions, AUGMENT would not be required to be the subject of clinical trials pursuant to an IND, nor will it be required to seek FDA pre-market review and approval of an NDA or BLA. However, both AUGMENT, OvaPrime and our potential fertility treatments constitute new technologies, the proper regulatory characterization of which likely constitute matters of first impression for FDA. Particularly because AUGMENT, OvaPrime and our potential fertility treatments are intended to result in the creation of human life, there can be no assurance that FDA will agree with our views as to the proper regulatory characterization of AUGMENT, OvaPrime or any of our potential fertility treatments. FDA may conclude that AUGMENT, OvaPrime and/or potential fertility treatments constitute drugs, biologics, or medical devices. If FDA makes such a determination for AUGMENT, OvaPrime or any of our potential fertility treatments, we may be required to conduct clinical trials under an IND (or investigational device exemption for a medical device) and seek FDA pre-market review and approval of an NDA or BLA (or premarket approval for a medical device). In that event, we may abandon pursuing that potential fertility treatment in the United States, or suffer significant delays and expense seeking to obtain any necessary approval.
Even if the FDA regulates AUGMENT as a section 361 HCT/P, adequate substantiation must still be generated for any claims made in the marketing of AUGMENT before it is commercialized in the United States. Failure to establish such adequate substantiation in the opinion of federal or state authorities or equivalent Foreign Regulatory Authorities could substantially impair the ability to generate revenue with respect to AUGMENT.
If AUGMENT does not ultimately need to be submitted to the FDA for preapproval due to the FDA regulating the treatment as a section 361 HCT/P, adequate substantiation must still be generated for claims made in any marketing materials for the treatment. Both the U.S. Federal Trade Commission (FTC) and the states retain jurisdiction over the marketing of products for which advertising and promotion are not regulated by the FDA, and require certain standards of evidence to support claims made in marketing materials. Many countries outside of the United States have similar regulatory authorities that regulate the marketing of products. The ultimate marketer of AUGMENT will need to generate such adequate substantiation for any claims made about AUGMENT. If, however, after marketing commences of AUGMENT in the United States, the FTC or one or more states or foreign authorities conclude that adequate substantiation does not exist for any claims, the marketer may be subject to significant penalties or may be forced to alter or cease marketing of AUGMENT in one or more jurisdictions. In addition, if the promotion of AUGMENT suggests that AUGMENT is intended for uses that are not consistent with a section 361 HCT/P, the FDA or equivalent Foreign Regulatory Authorities might consider the potential fertility treatment to be a new drug or biologic. The marketer of AUGMENT will therefore be limited in the promotional claims that it could make about AUGMENT.
Procedures such as IVF, as well as companies that manufacture and store cells and tissues, are the subject of standards and recommendations by national non-governmental bodies. Failure to comply with these standards could harm our commercial prospects or subject us to government sanctions.
Various countries where we may seek to introduce our fertility treatments have standards set by regulatory authorities and/or non-governmental bodies that govern IVF procedures and the procurement, storage and processing of gametes and embryos for use in IVF procedures. In the UK, for example, the HFEA has adopted a Code of Practice with which licensed IVF clinics are obliged to comply, as well as supplementary guidance documents. Similarly, the UK's Association of Clinical Embryologists has adopted a series of best practice guidelines for its members. Even where these standards are voluntary, if we, or third parties that we work with, including IVF clinics, fail to comply with these standards, our commercial prospects could be harmed because patients may prefer to use the services and potential fertility treatments of companies that meet these standards. Similarly, physicians or IVF clinics may be less likely to endorse or use procedures or potential fertility treatments that fail to comply with such standards.
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
We are currently subject to risks associated with doing business internationally as a result of our clinical development of OvaPrime outside of the United States. If we succeed in commercializing any other products internationally, then our business will be subject to additional risks associated with doing business internationally. For example, our future results of operations could be harmed by a variety of factors, including:

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
Moreover, even if the FDA or equivalent Foreign Regulatory Authorities allow our fertility treatments to be marketed without pre-market approval, the regulatory authorities could still seek to take enforcement action, which could include serving a written order that an HCT/P be recalled or destroyed, taking possession of the HCT/P, requiring cessation of manufacturing, or otherwise seeking to withdraw the potential fertility treatment from the market for a variety of reasons, including if the regulatory authority develops concerns regarding the safety of the potential fertility treatment or its manufacturing process.
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
It is unlikely that third party payors will cover or reimburse for OvaPrime, OvaTure or other future potential fertility treatments and services, and many patients may be unable to afford them.
Many third party payors, both in the United States and foreign countries, including national health services or government funded insurance programs as well as private payors, place significant restrictions on coverage and reimbursement for IVF and other ART procedures. Those restrictions may include limits on the types of procedures covered, limits on the number of procedures covered and overall annual or lifetime dollar limits on reimbursement for IVF and other ART procedures. As a result, we believe very few third party payors, either in the United States or outside the United States, will reimburse for OvaPrime, OvaTure, or other future potential fertility treatments and services. Thus, it is likely that IVF clinics and physicians will be able to use OvaPrime, OvaTure, and other future potential fertility treatments and services only if the patient can afford and is willing to pay out-of-pocket. The cost of OvaPrime, OvaTure and other future potential fertility treatments and services may be beyond the means of many patients. This may limit the size of the market and prices charged for OvaPrime, OvaTure or other future potential fertility treatments and services and, thereby, limit our future revenues.

Even in those limited situations in which government or private payors may cover the the OvaPrime treatment, OvaTure, or other future potential fertility treatments and services, cost containment pressures may later cause these third party payors to adopt strategies designed to limit the amount of reimbursement paid to IVF clinics and physicians, including but not limited to the following:

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
In March 2010, Congress enacted healthcare reform legislation known as the Affordable Care Act. The Affordable Care Act has substantially changed the way that healthcare is financed by both governmental and private insurers and significantly affected the delivery and financing of healthcare in the United States. The Affordable Care Act contains provisions that, among other things, govern enrollment in federal healthcare programs, effect reimbursement changes, encourage use of comparative effectiveness research in healthcare decision making and enhance fraud and abuse requirements and enforcement. The Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products, which could include our potential fertility treatments, if the FDA regulates those treatments as a biologic. The fee, which is not deductible for federal income tax purposes, is based on the manufacturer's market share of sales of branded drugs and biologics, excluding orphan drugs, to, or pursuant to coverage under, specified U.S. government programs. In addition, the law subjects most medical devices to a 2.3 percent excise tax, beginning in 2020. The Affordable Care Act may have a material adverse effect on our results of operations and financial condition. However, it is also possible that the Affordable Care Act will be repealed and/or replaced, given the current federal administration in the United States. We are unable at this time to determine the outcome or impact on us of this uncertainty.
The reimbursement process for products and procedures outside the United States generally is subject to risks, like those associated with reimbursement in the United States, including the risk that it is unlikely that third party payors will cover or reimburse OvaPrime, OvaTure or other future potential fertility treatments and services. Many national health services and third party payors in the EU already place coverage and reimbursement limits on ART procedures, including IVF, and may impose even greater limits in the future. In many EU member states, medicinal products and medical devices are subject to formal pricing and reimbursement approvals before they can be reimbursed by national health services or government-funded insurance schemes. Reimbursement may be conditional on the agreement by the seller not to sell the product above a fixed price in that country, or the national authority may unilaterally establish a reimbursement price in connection with the inclusion of the product on a list of reimbursable products.
The likelihood that many third party payors will refuse to cover and reimburse for OvaPrime, OvaTure and other future potential fertility treatments and services and that many patients will be unable to afford to pay for them out of pocket may reduce the demand for, or the price of, OvaPrime, OvaTure and other future potential fertility treatments and services, which would have a material adverse effect on our revenues. Additional legislation or regulation relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future, and could adversely affect the revenues generated from the sale of our potential fertility treatments.
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
To the extent that OvaTure, OvaPrime or other future potential fertility treatments or services are treated as laboratory or pathology services for purposes of reimbursement, these laws may make it difficult for us to market those potential fertility treatments and services to IVF clinics and physicians in some states and may also require us to restructure our business model before we can expand into certain markets. To the extent that our IVF clinic and physician customer base anticipates seeking Medicare reimbursement, these laws may require a comprehensive restructuring of our business model, and therefore adversely impact our ability to market our potential fertility treatments. Any additional legislation or regulation in this area could also adversely affect our ability to market our potential fertility treatments.

Even though we anticipate very limited third party coverage and reimbursement for OvaPrime, OvaTure treatment and our future potential fertility treatments and services, our future arrangements with third party payors and IVF clinics and physicians may be subject to foreign, federal and state fraud and abuse laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Even though we anticipate very limited third party coverage and reimbursement, including from federal healthcare programs, for any of our potential fertility treatments and services, our future arrangements with third party payors and IVF clinics and physicians may expose us to broadly applicable fraud and abuse laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute OvaPrime, OvaTure and any other future potential fertility treatments and services for which we obtain marketing approval. Restrictions under federal and state fraud and abuse laws and regulations that may be applicable to our business include the following:

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
The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.
We may have obligations under our contracts with IVF clinics and physicians or other healthcare providers to protect the privacy of patient health information.
In the course of performing our business, we will obtain, from time to time, confidential patient health information. For example, we may learn patient names and be exposed to confidential patient health information when we provide training on OvaPrime, OvaTure and other future potential fertility treatments and services to the staff at IVF clinics and physicians' offices. United States federal and state laws protect the confidentiality of certain patient health information, in particular individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information and privacy and security rules under HIPAA. At this time, we are not a HIPAA covered entity. However, our current and future business associate or other confidentiality agreements with covered entities contain commitments to protect the privacy and security of patients' health information and, in some instances, may require us to indemnify the covered entity for any claim, liability, damage, cost or expense arising out of or in connection with a breach of the agreement by us. If we were to violate one of these agreements, we could lose customers and be exposed to liability or our reputation and business could be harmed. In addition, the Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted in February 2009, expands the HIPAA privacy and security rules, including imposing many of the requirements of those rules directly on business associates and making business associates directly subject to

HIPAA civil and criminal enforcement provisions and associated penalties. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. Our failure to comply may result in criminal and civil liability.
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
In the member states of the EU and many other countries, we will be subject to similar or more stringent data privacy laws, such as those implementing the European Data Protection Directive 95/46/EC and as of May 2018 the EU General Data Protection Regulation(EU) No. 2016/679, that require us to protect all individually identifiable information and restrict the use, disclosure and onward transfer of that information. Such national laws typically have their own civil or criminal enforcement provisions and associated penalties. We may incur costs in complying with the applicable privacy and security requirements, which may include registration with the national data protection authorities.
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
Risks Related to the Manufacturing of Our Potential Fertility Treatments
We may rely on third parties for the manufacture of our potential fertility treatments for development and commercialization. This reliance on third parties may increase the risk of failing to provide manufacturing capacity to meet our potential fertility treatments at an acceptable cost. Lack of direct control of manufacturing capacity, costs and regulatory compliance could delay, prevent or impair our development and commercialization efforts.
We currently manufacture on-site or near to international IVF clinics where AUGMENT is offered and our clinical trials for our OvaPrime treatment are ongoing, in each case using our own equipment and employees. We entered into a master services agreement with a third party manufacturer to execute a technology transfer program to potentially provide services for the manufacture of the AUGMENT and OvaPrime treatments in the event that we decide to outsource our manufacturing operations for clinic or commercial activities. In addition, if we utilize centralized off-site manufacturing in the future, we may also enter into similar master service agreements with other third party manufacturers to perform the processing steps for our AUGMENT and OvaPrime treatments. While we believe that our third party manufacturer has the capabilities to undertake the manufacturing activities in accordance with all applicable rules and regulations, there can be no assurance that they will be able to do so successfully or be capable of maintaining consistent quality standards. We seek to maintain high standards by working with high quality clinics, providing our own manufacturing equipment and personnel, and conducting regular training and quality audits, however there can be no assurance that such clinics will maintain consistent quality standards for activities outside of our control.
Reliance on third party manufacturers and laboratories entails risks, including:

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
We do not currently have arrangements in place for redundant supply or a second contract manufacturing supplier for OvaPrime. Although we believe that there are other potential alternative manufacturers who could manufacture our potential fertility treatments, we may incur added costs and delays in identifying and qualifying any such replacement.
Our potential future dependence upon others for the manufacture of our potential fertility treatments may adversely affect our future profit margins and our ability to commercialize OvaPrime or any future potential fertility treatments that we seek to market on a timely and competitive basis.
We are reliant on single sourcing of materials and equipment for our potential fertility treatments which could put us at risk for continuity of supply in the event that any of our suppliers are unable to supply us in part or in full.
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
Risks Related to Our Dependence on Third Parties
We currently rely and will in the future rely on selected international IVF clinics to conduct clinical trials, enroll patients, commercialize, gain experience and generate data on OvaPrime and our other treatments. We will also rely on other third parties to conduct clinical trials for our fertility treatments. Such third parties may not perform satisfactorily, including failing to meet volume expectations, quality standards or deadlines for the completion of such studies or trials.

Our reliance on these third parties for providing our potential fertility treatments and for clinical development activities will reduce our control over these activities.
We will remain responsible for ensuring that OvaPrime and our other treatments are introduced with consistent and high quality standards. Moreover, the FDA and equivalent Foreign Regulatory Authorities will require us to comply with GCPs with respect to any clinical trials for any of our potential fertility treatments conducted in connection with a submission to the FDA or Foreign Regulatory Authorities, including an IND or equivalent application, and will require that we record and report clinical trial results to assure that data and reported results are credible and accurate and that the rights and safety of patients are protected. We will also be required to register ongoing FDA-regulated clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
Our reliance on these third parties, including IVF clinics, for providing OvaPrime and our other treatments, and conducting clinical development activities, will reduce our control over these activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our clinical trials in accordance with regulatory requirements or our stated protocols or maintain consistent quality standards, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our potential fertility treatments and will not be able to, or may be delayed in our efforts to, successfully commercialize our potential fertility treatments. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors, or have their own IVF practices and could devote more of their resources to such other entities or their own business at the expense of expending sufficient resources on our clinical development activities
We depend on collaborations with third parties, particularly academic partners and contract research organizations, for the development of our potential fertility treatments. If those collaborations are not successful, we may not be able to succeed in developing and ultimately commercializing these potential fertility treatments.
In December 2013, we established a collaboration with Intrexon to accelerate development of OvaTure, and entered into the OvaXon joint venture with Intrexon to create new applications to prevent inherited diseases for human and animal health. In 2016 and 2017, the OvaTure Collaboration generated data supporting the characterization and developmental competence of human EggPC cell derived-eggs, and the OvaXon joint venture generated data supporting the characterization and developmental competence of bovine EggPC cell derived-eggs. Starting in August 2017, Intrexon continued bovine EggPC work for us under the OvaTure Collaboration rather than under the OvaXon joint venture. On February 1, 2018, we provided Intrexon with written notice of termination of the OvaTure Collaboration, effective 90 days following notice. We are in discussions with Intrexon regarding the future of the OvaXon joint venture, and there can be no assurance that we will reach agreement on how to proceed with the joint venture. Academic partners have also generated data supporting the characterization and developmental competence of human EggPC cell-derived eggs. We are also seeking authority to attempt to fertilize a human EggPC cell-derived egg with academic partners in Europe. Our ability to continue our preclinical work on human and bovine OvaTure depend significantly upon our relationships with our commercial and academic partners, and if we do not succeed in maintaining successful commercial and academic partnerships, our development efforts may be delayed or fail.
The success of our Phase 1 OvaPrime clinical trial in Canada, and our plans to establish sites, enroll patients and complete our planned Phase 1b/2a multi-site clinical trial, will depend significantly on our relationship with key IVF centers in Canada. The near term clinical development of AUGMENT depends almost entirely on our relationship with our clinic account in Japan, which has licensed AUGMENT for use in Japan.
In the future, if we seek to commercialize our treatments, our success will depend on our clinic accounts.. In addition, we may seek partners for further development and commercialization of our fertility treatments. These collaborations could take the form of license, distribution, sales representative, joint venture, sponsored research, co-promotion or other arrangements with pharmaceutical and biotechnology companies, other commercial entities and academic and other institutions.
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
Our potential fertility treatment development programs and the potential commercialization of such treatments will require substantial additional cash to fund expenses. We may collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of some of our potential fertility treatments. For example, we currently intend to seek to collaborate with third parties to commercialize OvaPrime and other potential fertility treatments we successfully develop.
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
In addition to seeking patents for some of our technology and potential fertility treatments, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. The protection available for trade secrets is particularly important with respect to our process for manufacturing AUGMENT, to OvaTure, OvaPrime and to our potential fertility treatments, which will involve significant unpatented know-how. Any appropriation of our know-how, by competing contract manufacturers, collaborators or otherwise, could harm our business and we could suffer financial loss. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such trade secrets, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain our chief executive officer, to retain other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Dr. Kroeger, our chief executive officer, as well as the other principal members of our management and scientific teams. Although we have entered into an employment arrangement with Dr. Kroeger providing for certain benefits, including severance in the event of a termination without cause, this arrangement does not prevent him from terminating his employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
Recruiting and retaining qualified medical, scientific, clinical and manufacturing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
We may encounter difficulties in connection with our recent organizational changes.
In December 2016, June 2017 and January 2018 we implemented corporate restructurings that significantly reduced our workforce, in order to pursue our revised strategy of focusing on the advancement of OvaPrime and OvaTure more efficiently with a leaner, more versatile organization. We may face challenges associated with transitioning to a much smaller organization.
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
Risks Associated with Our Capital Stock
The market price of our common stock has been and may continue to be volatile and may fluctuate in a way that is disproportionate to our operating performance.
Our stock price may continue to experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

•	the delay or failure to execute our plans for OvaPrime, OvaTure or other potential treatments;

•	results of preclinical testing or clinical trials of our potential fertility treatments, including OvaTure, or those of our competitors;

•	the cost of our development programs;

•	the success of competitive potential fertility treatments or technologies;

•	the success of our relationships with commercial and academic partners;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals, new potential fertility treatment introductions and commercial results;

•	the recruitment or departure of key personnel;

•	developments concerning our licensors or manufacturers;

•	the results of our efforts to discover, acquire or in-license additional potential fertility treatments;

•	litigation and other developments relating to our issued patents or patent applications or other proprietary rights or those of our competitors or other material litigation;

•	developments with the FDA or equivalent Foreign Regulatory Authorities regarding the regulatory pathway applicable to OvaPrime, OvaTure or AUGMENT;

•	regulatory or legal developments in the United States or other countries, particularly with respect to IVF procedures;

•	conditions in the pharmaceutical or biotechnology industries;

•	changes in the structure of healthcare payment systems;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us; and

•	general economic, industry and market conditions.
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

•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•
require the approval of the holders of at least 75 percent of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or by-laws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15 percent or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15 percent or more of our outstanding voting stock, unless the merger or combination is approved in a manner prescribed by the statute.
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
Item 3.    Legal Proceedings
On October 9, 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against us, several of our officers and directors and certain of the underwriters from our January 2015 follow-on public offering of our common stock. The plaintiffs purport to represent those persons who purchased shares of our common stock pursuant or traceable to our January 2015 follow-on public offering. The plaintiffs allege, among other things, that the Company defendants made false and misleading statements and failed to disclose material information in the Company’s January 2015 Registration Statement and incorporated offering materials. Plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and seek, among other relief, unspecified compensatory damages, rescission, pre-and post-judgment interest and fees, costs and disbursements. On December 7, 2015, the OvaScience defendants filed a notice of removal with the Federal District Court for the District of Massachusetts.  On December 30, 2015, plaintiffs filed a motion to remand the action to the Superior Court. Oral argument on the motion to remand was held on February 19, 2016. On February 23, 2016, the District Court granted plaintiffs' motion to remand the action to the Superior Court. On February 26, 2016, a second putative class action suit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against the Company, several of our officers and directors and certain of the underwriters from the January 2015 follow-on public offering. The complaint is substantially similar to the complaint filed in October 2015. The two actions subsequently were consolidated and plaintiffs filed a First Amended Class Action Complaint on June 17, 2016. Defendants filed motions to dismiss the complaint. Those motions were denied by order dated December 22, 2016. On August 17, 2016, an additional plaintiff, Westmoreland County Employee Retirement System (“Westmoreland”) moved to intervene in the consolidated action. The defendants opposed Westmoreland’s motion to intervene. The Superior Court granted Westmoreland’s Motion to Intervene on October 26, 2017. On August 7, 2017, the plaintiffs filed their motion for class certification, which the defendants opposed. Oral argument on the motion for class certification was held on September 29, 2017. On November 7, 2017, the Superior Court denied the plaintiffs’ motion for class certification. On August 14, 2017, the Defendants filed their motion for summary judgment against plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas, which the plaintiffs opposed. Oral argument on the motion for summary judgment was held on October 18, 2017. On November 21, 2017, the Superior Court allowed the Defendants’ motion for summary judgment, and the claims asserted by plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas in the consolidated actions were dismissed, leaving Westmoreland as the sole remaining plaintiff. On November 22, 2017, Westmoreland filed a putative class action complaint in the U.S. District Court for the District of Massachusetts against the same defendants alleging the same claims as are alleged in the state court case (the “Westmoreland Federal Action”). On January 17, 2018, the lead plaintiff in a different case, a purported shareholder class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Dahhan Action”) filed a motion to intervene in the Westmoreland Federal Action and to consolidate the Westmoreland Federal Action with the Dahhan Action. We have opposed this motion, which is pending. On January 22, 2018, Westmoreland filed a motion to voluntarily dismiss the Superior Court action without prejudice. We have opposed that motion and the Court has scheduled oral argument on April 3, 2018. We believe that the complaints in both cases are without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of these lawsuits adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts against certain of our present and former officers and directors alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to the January 2015 follow-on public offering. On February 23, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties' request, the court entered a second order staying all proceedings in the action under further order of the court. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts against the Company and certain of our present and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  On July 5, 2017, the Court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel, and the Law Office of Alan L. Kovacs as local counsel.  Plaintiff filed an amended complaint on August 25, 2017.  We have filed a motion to dismiss the amended complaint, which is pending. On January 17, 2018, the lead plaintiff moved to consolidate the Westmoreland Federal Action with this case. We have opposed this motion, which is pending. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On June 30, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware against certain of our present and former directors and the Company as a nominal defendant, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, alleging that compensation awarded to the director defendants was excessive. We have filed a motion to dismiss the complaint, which is pending. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain of our present and former directors and the Company as a nominal defendant, alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934 alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to the Company’s January 2015 follow-on public offering and public statements. On September 26, 2017, the plaintiffs filed an amended complaint which eliminated all claims regarding allegedly excessive director pay. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint, which is pending. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq, for the periods indicated:

Year Ended December 31, 2017	High	Low
Fourth Quarter 2017	$1.56	$1.34
Third Quarter 2017	$1.67	$1.30
Second Quarter 2017	$1.74	$1.27
First Quarter 2017	$1.96	$1.37

Year Ended December 31, 2016	High	Low
Fourth Quarter 2016	$7.63	$1.34
Third Quarter 2016	$8.86	$4.96
Second Quarter 2016	$11.26	$4.76
First Quarter 2016	$10.58	$5.10
On March 13, 2018, the closing price of a share of our common stock on the Nasdaq was $1.05.
Holders
As of March 13, 2018, there were 35,725,230 shares of common stock outstanding, which were held by approximately 80 record holders.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$295	$653	$277	$—	$—
Total costs and expenses (excluding restructuring)	46,871	76,265	72,276	47,993	29,134
Restructuring	4,030	5,400	—	—	—
Loss from operations	(50,606)	(81,012)	(71,999)	(47,993)	(29,134)
Net loss	$(50,975)	$(82,260)	$(73,219)	$(49,520)	$(29,044)
Net loss per share applicable to common stockholders—basic and diluted	$(1.43)	$(2.56)	$(2.70)	$(2.19)	$(1.80)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	35,675	32,148	27,085	22,647	16,160

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$67,203	$114,388	$126,662	$60,231	$44,427
Total assets	72,853	122,543	138,613	65,572	47,545
Total current liabilities	7,804	13,209	11,243	10,074	5,774
Total long-term liabilities	751	1,116	520	73	70
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
Overview
OvaScience, Inc. is a global fertility company developing proprietary potential treatments for female infertility based on scientific discoveries about the existence of egg precursor, or EggPCSM, cells. The current standard of treatment for infertility is in vitro fertilization (IVF). IVF, however, has a 72 percent average failure rate per cycle based on a 2014 report from the Center for Disease Control and Prevention. A woman is born with a set number of eggs that die over time.
OvaScience is a company focused on the discovery and development of new treatment options for women and families struggling with infertility. OvaScience is leveraging the breakthrough discovery of egg precursor, or EggPCSM, cells to transform the treatment landscape for women’s fertility.
OvaPrime is a potential fertility treatment that could help restore a woman’s egg production. With OvaPrime, a woman’s own egg precursor (EggPCSM) cells are isolated from a niche within her ovary where they are quiescent and repositioned such that they receive the appropriate signals to mature in vivo into healthy, fertilizable eggs. The addressable market for OvaPrime is women undergoing IVF diagnosed with Diminished Ovarian Reserve. Based on a 2015 report from the CDC, this represents approximately thirty one percent of all IVF cycles, or 0.6 million women per year globally.
OvaTure is a potential fertility treatment that eliminates the need for hormone stimulation. With OvaTure, a woman’s own EggPC cells are isolated from her ovary and matured in vitro into healthy, fertilizable eggs. This potential treatment may be an option for all women undergoing IVF, which represents approximately 1.9 million women per year globally.
In December 2013, we entered into the OvaTure Collaboration with Intrexon governing the use of Intrexon's synthetic biology technology platform for the accelerated development of our OvaTure platform. In February 2018, provided Intrexon with written notice of termination of the OvaTure Collaboration, effective 90 days following notice. The OvaTure Collaboration provided for Intrexon to deliver laboratory and animal data to support OvaTure development, and provided that upon the delivery of laboratory and animal data, we would incur an obligation to pay Intrexon a mid-single digit royalty on net sales of any OvaTure fertility treatment in the future, and the exact royalty will depend upon the timing of the completion of the milestone. The royalty will apply if Intrexon intellectual property is utilized in the continued development of OvaTure.
As a technology access fee, we (1) issued Intrexon 273,224 shares of our common stock worth approximately $2.5 million on the date of issuance upon the execution of the OvaTure Collaboration in December 2013, and (2) paid Intrexon $2.5 million cash. We also agreed to make a commercial milestone payment three months after the first commercial sale of OvaTure. The shares issued to Intrexon are subject to "piggy-back" registration rights that entitle Intrexon, unless waived, to have the shares included in any new registration statement filed in connection with an underwritten public offering, subject to underwriter cutback.
In December 2013, we also entered into a joint venture with Intrexon to leverage Intrexon's synthetic biology technology platform and our technology relating to EggPC cells to pursue the development of potential fertility treatments within fields-of-use defined under the joint venture, which include prevention of genetic disease and animal health.
We and Intrexon formed OvaXon to conduct the joint venture. Each party contributed $1.5 million to OvaXon and each has a 50 percent equity interest, with research and development costs and profits to be split accordingly. OvaXon is governed by a board of managers, which have equal representation by us and Intrexon. Pursuant to an Intellectual Property License between us and OvaXon, we licensed our technology in the field of the joint venture to OvaXon, and OvaXon entered into a collaboration agreement with Intrexon to develop our technology in the field utilizing Intrexon's synthetic biology platform.
Starting in August 2017, Intrexon continued bovine EggPC work for us under the OvaTure Collaboration rather than under the OvaXon joint venture. In February 2018, we terminated the OvaTure Collaboration. We are in discussions with Intrexon regarding the future of the OvaXon joint venture.
We recorded our initial investment in OvaXon as an equity method investment in December 2013. As of December 31, 2017 and 2016, our equity investment in OvaXon was $0.1 million and included within other current assets on our consolidated balance sheets. We and Intrexon both made additional contributions of $1.1 million and $1.8 million for the years ending December 31, 2017 and 2016, respectively.
AUGMENT is a fertility treatment designed to improve fertilization and pregnancy rates. With AUGMENT, mitochondria from a woman’s own EggPC cells are isolated and injected into the egg during IVF.
AUGMENT was introduced in select clinics outside of the United States. AUGMENT is currently available to patients in Japan through a collaborative access agreement with the IVF Japan Group. AUGMENT is not available in the United States. We met with the United States Food and Drug Administration, or FDA, in the second quarter of 2017 regarding AUGMENT, and will continue to work with the FDA under its available procedures to determine the most appropriate regulatory pathway for potential entry into the U.S. market.
As previously disclosed, since December our corporate strategy has been focused on advancing OvaPrime and OvaTure.
On October 25, 2017, we executed a collaborative access agreement (the "Agreement") with the IVF Japan Group, under which we provided the IVF Japan Group with an exclusive license only in Japan to offer AUGMENT. The Agreement has an initial term of one year (the "Initial Term"). The Agreement terminates (i) at the end of the Initial Term unless there is mutual consent by both parties and the Agreement is extended or (ii) in the event of a material breach that is not cured within 30 days. During the Initial Term, IVF Japan Group will pay us a fixed amount of $1,000 per AUGMENT cycle and will reimburse us for all lab operations and personnel costs, which we anticipate to be approximately $0.2 million for the Initial Term, and are payable in nonrefundable quarterly installments on the first day of each quarter. The IVF Japan Group is also responsible to reimburse us for the cost of materials for AUGMENT for all cycles in excess of 100 which are estimated at $2,000 per cycle. We will retain the worldwide commercialization rights for AUGMENT outside of Japan.
Financial Operations Overview
Revenue
An AUGMENT treatment cycle begins upon our receipt of the patient's ovarian tissue after biopsy, which is obtained through a biopsy performed by the patient's doctor prior to hormone stimulation. Our proprietary process identifies and isolates the patient’s own EggPC cells, and then the patient’s own mitochondria from these EggPC cells are further isolated. The patient’s own mitochondria are then injected into her egg at the time of ICSI. We expect to receive payment before processing the patient's tissue and defer revenue until we have met all of our treatment obligations, including delivery of the mitochondria to the clinic. Our ability to generate revenue from sources other than AUGMENT, if ever, will depend upon the successful development and commercialization of OvaPrime, OvaTure treatment and any other future treatments.
On October 25, 2017, we executed a collaborative access agreement (the "Agreement") with the IVF Japan Group, under which we provided the IVF Japan Group with an exclusive license only in Japan to offer AUGMENT. The Agreement has an initial term of one year (the "Initial Term"). During the Initial Term, IVF Japan Group will pay us a fixed amount of $1,000 per AUGMENT cycle and will reimburse us for all lab operations and personnel costs, which we anticipate to be approximately $0.2 million for the Initial Term, and are payable in nonrefundable quarterly installments on the first day of each quarter. We do not anticipate material revenues and cash inflows as a result of the Agreement.
Cost of Revenues
Cost of revenues includes all costs directly related to providing AUGMENT, which consists primarily of labor, material, facilities, warehousing and other overhead expenses. Cost of revenues also include depreciation expense related to certain equipment used as part of AUGMENT.
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
We use our employee and infrastructure resources across multiple research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. We do not have actual external or total expenses by project for the years ended December 31, 2017, 2016 and 2015.
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

There is significant uncertainty regarding our ability to successfully develop and commercialize our fertility treatments. These risks include the uncertainty of:

•	the scope and rate of progress of our clinical and preclinical studies and trials and other research and development activities from OvaPrime, OvaTure and any other potential fertility treatments;

•	our ability to successfully introduce OvaPrime outside of the United States and to international IVF clinics;

•	the scope, rate of progress and cost of any clinical trials that we may commence in the future;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•
our expectation that AUGMENT and OvaPrime treatment meet the requirements of a class of products exempt from pre-market review and approval under applicable regulations in certain countries where AUGMENT and OvaPrime treatment may be introduced;

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
We expect selling, general and administrative expense to decrease as a result of the corporate restructuring announcements in December 2016, June 2017 and January 2018. We do not believe that our historical costs are indicative of the future costs associated with supporting the development of our treatments nor do they represent what any other future commercial treatment program we initiate may cost to support.
Interest Income
Interest income typically consists of interest earned on cash, cash equivalents and short-term investments.
Income Tax Expense
Income tax expense includes taxes incurred in the U.S. and various state authorities as well as foreign jurisdictions in which we operate.

On December 22, 2017, legislation referred to as the “Tax Cuts and Jobs Act” (the TCJA) was signed into law. The TCJA includes significant changes to the Internal Revenue Code (the Code) impacting the taxation of business entities. The most significant change in the TCJA that impacts our Company as of December 31, 2017 is the reduction of the corporate federal income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

There are several other technical provisions that could impact the Company beginning in 2018 including, among others, new deemed foreign income inclusions under the Global Intangible Low-Taxed Income (GILTI) regime, the Foreign

Derived Intangible Income (FDII) deduction for goods & services produced in the US and sold to foreign customers, limitation on the utilization of Net Operating Losses (NOLs) arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward, new minimum tax on “base erosion payments” paid or accrued by a taxpayer under the Anti-Base Erosion Regime (BEAT), and 100% full expensing of certain investments in new and used property made after September 27, 2017.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation described in greater detail below. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
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
We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, which we refer to as ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance criteria, which affects the awards expected to vest and the period over which the expense is recognized, and recognize the expense using the accelerated attribution model to the extent the condition is deemed probable. We used the Black-Scholes option pricing model to value our stock option awards.
The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero as we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•
Expected stock price volatility:  We determine the expected volatility by using a blend of our historical experience and a weighted average of selected peer companies for the period of the expected term.

•
Expected term of options:  We use the simplified method to calculate the expected term as we do not have sufficient historical exercise and post-vest termination data to provide a reasonable basis upon which to estimate the expected term for the options granted to employees. The contractual term will be used for option awards granted to non-employees. Historical data will be incorporated into our assumption as it becomes available.

In the first quarter of 2017, we adopted Accounting Standard Update ("ASU") No. 2016-09 Compensation - Stock Compensation and have changed our accounting policy regarding the accounting for forfeitures and have elected to account for forfeitures as they occur. We adopted ASU 2016-09, using a modified retrospective approach and recorded a cumulative catch-up to increase accumulated deficit by approximately $0.3 million as of January 1, 2017.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands).

	Year Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
				Increase / (Decrease)		Increase / (Decrease)
	2017	2016	2015	$	%	$	%
Revenues	$295	$653	$277	$(358)	(55)%	$376	136%

Costs of revenues	790	5,401	2,249	(4,611)	(85)%	3,152	140%
Research and development	18,337	21,641	18,433	(3,304)	(15)%	3,208	17%
Selling, general and administrative	27,744	49,223	51,594	(21,479)	(44)%	(2,371)	(5)%
Restructuring	4,030	5,400	—	(1,370)	(25)%	5,400	N/A
Interest expense, net	752	659	436	93	14%	223	51%
Other expense, net	(36)	(164)	(20)	128	(78)%	(144)	720%
Loss from equity method investment	(1,018)	(1,542)	(1,561)	524	(34)%	19	(1)%
Income tax expense	(67)	(201)	(75)	134	(67)%	(126)	168%
Net loss	$(50,975)	$(82,260)	$(73,219)	$31,285	(38)%	$(9,041)	12%
Revenues
We have recorded $295,000 and $653,000 of treatment revenues for the years ended December 31, 2017 and 2016, respectively. Since AUGMENT is only available to patients in Japan through our collaborative access agreement with the IVF Japan Group, we do not anticipate significant revenue in the near term.
Costs of Revenues
Costs of revenues for the year ended December 31, 2017 and 2016 was $0.8 million and $5.4 million, respectively. The decrease in cost of revenues is attributable to the decrease in the number of biopsies performed primarily as a result of our shift in corporate priorities related to AUGMENT resulting from our December 2016 and June 2017 restructuring activities and the related pricing programs offered. Our costs of revenues include the cost of processing patient tissue that corresponds to treatment revenues for the reporting period. Given our shift in corporate priorities and focus on research and development, we expect cost of revenues to decrease in the future.
Research and Development Expenses
The $3.3 million, or 15%, decrease in research and development expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

•
a $1.9 million decrease in employee and travel related benefits primarily and a $1.5 million decrease in stock-based compensation expense both due to our reduced overall headcount resulting from our December 2016 and June 2017 restructuring activities; and

•	a $0.5 million decrease in costs associated with our research and certain study related agreements;

•	offset by a $0.6 million increase in facilities and other allocation related costs.
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

•
a $3.3 million decrease in stock-based compensation expense driven by certain mark-to-market adjustments of founders' stock, which was fully expensed and vested in 2015 and that did not recur in 2016, and stock-based compensation expense for certain executives that did not recur in 2016 as a result of executive leadership changes.

Selling, General and Administrative Expenses
The $21.5 million, or 44%, decrease in selling, general and administrative expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

•
a $11.5 million decrease in employee compensation and $1.9 million decrease in travel and site related costs due to our reduced overall headcount resulting from our December 2016 and June 2017 restructuring activities;

•	a $6.6 million decrease in marketing and commercial related activities;

•	a $0.9 million decrease in facilities and facilities related expenses; and

•
a $0.7 million decrease in accounting and accounting related professional services costs primarily attributable to our reduced size of operations following our December 2016 and June 2017 restructuring activities; inclusive of $0.8 million related to litigation claims;

•
offset by a $0.2 million increase to stock-based compensation expense, inclusive of $2.8 million attributable to the accelerated recognition of share-based compensation expense for awards granted to an executive officer which was offset by reversals to stock-based compensation for employees terminated as part of our December 2016 and June 2017 restructuring initiatives.

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

•	a $4.2 million decrease in costs related to international expansion preparation, including the establishment of certain international legal entities and international infrastructure.
Restructuring Expense
Restructuring expenses for the year ending December 31, 2017 were $4.0 million including $2.7 million of one-time termination benefits, $0.3 million recorded of benefits under an ongoing benefit plan, $0.4 million of fixed asset impairment charges and $0.6 million of other restructuring related costs, primarily consisting of legal fees.
Restructuring expenses for the year ending December 31, 2016 were $5.4 million including $1.4 million recorded as a one-time termination benefit, $1.7 million recorded as a benefit under an ongoing benefit plan and $2.0 million of fixed asset impairment charges relating to our laboratory and clinical site equipment.
No restructuring expense was recorded for the year ending December 31, 2015.
Interest Income (Expense), net
Interest income (expense) for the years ended December 31, 2017, 2016 and 2015 relates to interest earned on the average balances on our cash equivalents and short-term investments.
Loss from Equity Method Investment
Loss from equity method investment for the year ended December 31, 2017 was $1.0 million and $1.6 million for both the years ending December 31, 2016 and 2015.

Liquidity and Capital Resources
We have generated limited AUGMENT treatment revenue to date and do not anticipate any significant revenues in the near term. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of December 31, 2017 is less than twelve months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our fertility treatments, or whether or when we may achieve profitability.
Our significant capital resources are as follows (in thousands):

	December 31, 2017	December 31, 2016
Cash, cash equivalents and short-term investments	$67,203	$114,388
Working capital	60,977	103,235

	Year Ended December 31,
	2017	2016	2015
Cash (used in) provided by:
Operating activities	$(45,551)	$(61,734)	$(50,286)
Investing activities	17,324	8,292	(38,290)
Capital expenditures (included in investing activities above)	(158)	(2,586)	(5,229)
Financing activities	—	54,148	125,386
Cash Flows
Cash used in operating activities for the years ended December 31, 2017, 2016 and 2015 was primarily driven by our net loss. Cash flows from operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.
Cash provided by investing activities for the years ended December 31, 2017 and 2016 was primarily driven by the proceeds from maturities and sales of short-term investments. Cash used in investing activities for the year ended December 31, 2015 included the purchase of and proceeds from maturities and sale of short-term investments, as well as purchases of property and equipment. Capital expenditures for the year ended December 31, 2017 consisted primarily of laboratory equipment and for the years ending December 31, 2016 and 2015, primarily of laboratory equipment and leasehold improvements.
Cash provided by financing activities for the years ended December 31, 2016 and 2015 included the proceeds from public offerings and stock option exercises. In June 2016, we issued and sold an aggregate of 8,222,500 shares of our common stock at $7.00 per share in an underwritten public offering, which resulted in $53.9 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us. In January 2015, we issued and sold an aggregate of 2,645,000 shares of our common stock at $50.00 per share in an underwritten public offering, which resulted in $124.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.
We will need substantial additional funds to support our planned operations. We expect our existing cash, cash equivalents and short-term investments of $67.2 million at December 31, 2017, will enable us to fund our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for development and commercialization of our fertility treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments in development. Our future capital requirements will depend on many factors, including:

•	the costs associated with clinical development of OvaPrime and its subsequent adoption by IVF clinics;

•	the costs associated with preclinical development and subsequent clinical trials of OvaTure and other potential fertility treatments;

•
the costs associated with a domestic and international sales, marketing, manufacturing and distribution infrastructure to commercialize any fertility treatments that we successfully develop, as well as costs associated with our December 2016, June 2017 and January 2018 restructuring initiatives and related cash payments;

•	the costs associated with clinical studies and trials;

•	the costs of continuing the development and optimization of OvaTure and our success in defining a clinical pathway;

•	the costs involved in collaborating with our academic and commercial partners, and any contract research organizations;

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
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	2,887	978	1,909	—	—
	$2,887	$978	$1,909	$—	$—
_____________________________________
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
In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers, which defers the effective date of ASU No. 2014-09 by one year. ASU 2014-09 amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is now effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of initial application. We will adopt ASU 2015-14 as of January 1, 2018, using the modified retrospective approach and will apply the standard only to contracts that have not yet been completed as of the adoption date. We will report new disclosures required by this guidance within our Form 10-Q for the interim period ending March 31, 2018. The impact under this methodology to our previously reported revenues is insignificant in the periods reported, with no effect to reported revenues in the fiscal year ended December 31, 2017.
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
A hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value or our investments of approximately $0.1 million and $0.3 million as of December 31, 2017 and 2016, respectively. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
We contract with third party research and development organizations and contract manufacturers in some international markets. We may be subject to fluctuations in foreign currency rates in connection with any such agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise.
Item 8.    Financial Statements and Supplementary Data
The information required by Item 8 is contained on pages F-1 through F-27 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure of Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its 2013 Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears below in this section.
Changes in Internal Controls
No change in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter ended December 31, 2017 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of OvaScience, Inc.

Opinion on Internal Control over Financial Reporting

We have audited OvaScience, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OvaScience, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of OvaScience, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2018

Item 9B.    Other Information
On January 3, 2018, the Company announced that it will restructure its organization to reduce its workforce by approximately 50% in connection with its determination that its strategy can be executed more efficiently with a leaner and more nimble organization.  The majority of the reduction in personnel is expected to be completed by March 2018. As a result, the Company expects to realize annualized cost savings beginning in the second quarter of 2018. OvaScience estimates that it will incur one-time costs of approximately $1 million to $1.5 million related to the restructuring plan.
On November 3, 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program (the “ATM Program”), under which the Company could offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of up to $50,000,000 (the “Placement Shares”) through Cowen as its sales agent. On March 15, 2018, the Company terminated the Sales Agreement, effective on the same date. The Company has not offered or sold any Placement Shares, and will not do so, in connection with the ATM Program.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Form 10-K may be found under the captions “Corporate Governance" and "Ownership of our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K may be found under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the definitive proxy statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K may be found under the captions "Ownership of our Common Stock—Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under our Equity Compensation Plans" in the definitive proxy statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K may be found under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" in the definitive proxy statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K may be found under the caption "Audit-Related Matters" in the definitive proxy statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	(1) The following financial statements are filed as part of this report:

(a)	(2) Consolidated Financial Statement Schedules:
(b) No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

(a)	(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	April 30, 2013	001-35890
3.2	Third Amended and Restated By-laws of the Registrant		Form 8-K (Exhibit 3.1)	December 23, 2016	001-35890
4.1	Specimen Stock Certificate evidencing shares of Common Stock		Form S-1 (Exhibit 4.1)	August 29, 2012	333-183602
4.2	Amended and Restated Investors' Rights Agreement, dated March 29, 2012, by and among the Registrant and the other parties thereto		Form 10 (Exhibit 4.4)	April 11, 2012	000-54647
4.3	Registration Rights Agreement, dated August 13, 2012, by and among the Company and the persons party thereto		Form 8-K (Exhibit 10.2)	August 14, 2012	000-54647
10.01#	2011 Stock Incentive Plan		Form 10 (Exhibit 10.1)	April 11, 2012	000-54647
10.02#	Forms of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan		Form 10 (Exhibit 10.2)	May 17, 2012	000-54647
10.03#	Forms of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan		Form 10 (Exhibit 10.3)	May 17, 2012	000-54647

10.04#	Form of Restricted Stock Agreement under the 2011 Stock Incentive Plan	Form 10 (Exhibit 10.4)	May 17, 2012	000-54647
10.05#	2012 Stock Incentive Plan	Form 10 (Exhibit 10.5)	April 11, 2012	000-54647
10.06#	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan	Form 10-K (Exhibit 10.6)	March 16, 2015	001-35890
10.07#	Form of Nonstatutory Stock Option Agreement under the 2012 Stock Incentive Plan	Form 10-K (Exhibit 10.7)	March 16, 2015	001-35890
10.08†	Exclusive License Agreement, dated June 27, 2011, between the Registrant and The General Hospital Corporation	Form 10-Q (Exhibit 10.2)	May 11, 2015	001-35890
10.09†	Amendment No. 1 to the Exclusive License Agreement, dated September 7, 2011, between the Registrant and The General Hospital Corporation	Form 10-Q (Exhibit 10.3)	May 11, 2015	001-35890
10.10†	Amendment No. 2 to the Exclusive License Agreement, dated July 30, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.12)	February 27, 2014	001-35890
10.11	Amendment No. 3 to the Exclusive License Agreement, dated September 9, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.13)	February 27, 2014	001-35890
10.12†	Amendment No. 4 to the Exclusive License Agreement, dated November 14, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.14)	February 27, 2014	001-35890
10.13†	Amendment No. 5 to the Exclusive License Agreement, dated December 18, 2013, between the Registrant and The General Hospital Corporation	Form 10-K (Exhibit 10.15)	February 27, 2014	001-35890
10.14†	Amendment No. 6 to the Exclusive License Agreement by and between OvaScience, Inc. and The General Hospital Corporation	Form 10-K (Exhibit 10.3)	November 3, 2016	001-35890

10.15@	Amended and Restated Exclusive License Agreement, dated November 6, 2017, between the Registrant and The General Hospital Corporation	X
10.16†	Intellectual Property License Agreement, dated December 18, 2013, between the Registrant and OvaXon, LLC		Form 10-K (Exhibit 10.34)	February 27, 2014	001-35890
10.17†	Exclusive Channel Collaboration Agreement, dated December 18, 2013, between the Registrant and Intrexon Corporation and OvaXon, LLC		Form 10-K (Exhibit 10.35)	February 27, 2014	001-35890
10.18	Exclusive Channel Collaboration Agreement, dated December 18, 2013, between Intrexon Corporation and OvaXon, LLC		Form 10-K (Exhibit 10.36)	February 27, 2014	001-35890
10.19	Lease Agreement, dated May 22, 2015, by and between Nine Fourth Avenue LLC and the Registrant		Form 10-Q (Exhibit 10.1)	August 10, 2015	001-35890
10.20	Form of Indemnification Agreement between the Registrant and Richard Aldrich		Form 10 (Exhibit 10.21)	April 11, 2012	000-54647
10.21#	Form of Indemnification Agreement between the Registrant and each of Jeffrey Capello, Mary Fisher, John Howe, Marc Kozin, Thomas Malley and John Sexton		Form 10 (Exhibit 10.22)	April 11, 2012	000-54647
10.22#	Amended and Restated Non-Employee Director Compensation Policy of the Registrant (effective 2016)		Form 10-K (Exhibit 10.34)	March 16, 2015	001-35890
10.23#	Amended and Restated Letter Agreement, dated December 9, 2014, between the Registrant and Michelle Dipp		Form 10-K (Exhibit 10.21)	March 16, 2015	001-35890
10.24#	Stock Option Agreement, dated December 9, 2014, between the Registrant and Michelle Dipp		Form 10-K (Exhibit 10.24)	March 16, 2015	001-35890
10.25#	Executive Agreement, dated January 5, 2016, between the Registrant and Michelle Dipp		Form 10-K (Exhibit 10.29)	February 26, 2016	001-35890

10.26#	Independent Consulting Agreement and Separation Agreement, dated March 31, 2016, between the Registrant and Arthur Tzianabos		Form 10-Q (Exhibit 10.9)	May 5, 2016	001-35890
10.27# 10.28#	Offer Letter, dated September 6, 2016, by and between the Registrant and Christophe Couturier Nonstatutory Stock Option Agreement between the Registrant and Christophe Couturier dated September 6, 2016		Form 8-K (Exhibit 10.1) Form 10-Q (Exhibit 10.2)	September 6, 2016 November 3, 2016	001-35890 001-35890
10.29# 10.30#	Separation Agreement between the Registrant and Harald Stock dated December 21, 2016 Separation Agreement between the Registrant and Paul W.D. Chapman dated December 21, 2016		Form 10-K (Exhibit 10.41) Form 10-K (Exhibit 10.42)	March 2, 2017 March 2, 2017	001-35890 001-35890
10.31#	Employment Agreement, dated June 21, 2017, between the Registrant and Christopher Kroeger		Form 10-Q (Exhibit 10.01	August 3, 2017	001-35890
10.32#	Advisory Agreement between the Registrant and Michelle Dipp, M.D., dated as of June 21, 2017, as amended as of August 3, 2017		Form 10-Q (Exhibit 10.2)	August 3, 2017	001-35890
10.33#	Separation Agreement between the Registrant and Christophe Couturier, dated June 21, 2017		Form 10-Q (Exhibit 10.3)	August 3, 2017	001-35890
10.34#	Amended Employment Agreement between the Registrant and Jonathan Gillis, dated as of June 14, 2017		Form 10-Q (Exhibit 10.4)	August 3, 2017	001-35890
10.35# 10.36#	Nonstatutory Stock Option Agreement, dated June 21, 2017, between the Registrant and Christopher A. KroegerOffer Letter, dated January 2, 2018, between the Registrant and James Lillie	X	Form 10-Q (Exhibit 10.1)	November 2, 2017	001-35890
10.37#	Sales Agreement between the Registrant and Cowen and Company, LLC, dated November 3, 2016		Form S-3 (Exhibit 1.2)	November 3, 2016	333-214413
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

_____________________________________

†	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

@	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

#	Indicates a management contract or compensatory plan.

Item 16.   Summary
None
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2018.

OVASCIENCE, INC.
By:	/s/ CHRISTOPHER KROEGER
Christopher Kroeger, M.D., M.B.A.
Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER KROEGER	Chief Executive Officer (Principal executive officer)	March 15, 2018
Christopher Kroeger, M.D., M.B.A.

/s/ JONATHAN GILLIS	Vice President, Finance (Principal financial and accounting officer)	March 15, 2018
Jonathan Gillis

/s/ RICHARD ALDRICH	Director	March 15, 2018
Richard Aldrich

/s/ JEFFREY D. CAPELLO	Director	March 15, 2018
Jeffrey D. Capello

/s/ MARY FISHER	Director	March 15, 2018
Mary Fisher

/s/ JOHN HOWE	Director	March 15, 2018
John Howe, M.D.

/s/ MARC KOZIN	Director	March 15, 2018
Marc Kozin

/s/ JOHN SEXTON	Director	March 15, 2018
John Sexton, Ph.D.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of OvaScience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OvaScience, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.
Boston, Massachusetts
March 15, 2018

OvaScience, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$15,703	$43,930
Short-term investments	51,500	70,458
Prepaid expenses and other current assets	1,578	2,056
Total current assets	68,781	116,444
Property and equipment, net	3,113	5,572
Investment in joint venture	146	65
Restricted cash	789	439
Other long-term assets	24	23
Total assets	$72,853	$122,543
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,242	$2,183
Accrued expenses and other current liabilities	5,562	11,026
Total current liabilities	7,804	13,209
Other non-current liabilities	751	1,116
Total liabilities	8,555	14,325
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,725,230 and 35,641,505 shares issued and outstanding at December 31, 2017 and 2016, respectively	36	36
Additional paid-in capital	365,769	358,419
Accumulated other comprehensive loss	(27)	(60)
Accumulated deficit	(301,480)	(250,177)
Total stockholders' equity	64,298	108,218
Total liabilities and stockholders' equity	$72,853	$122,543
The accompanying notes are an integral part of these consolidated financial statements.

OvaScience, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$295	$653	$277
Costs and expenses:
Costs of revenues	790	5,401	2,249
Research and development	18,337	21,641	18,433
Selling, general and administrative	27,744	49,223	51,594
Restructuring	4,030	5,400	—
Total costs and expenses	50,901	81,665	72,276
Loss from operations	(50,606)	(81,012)	(71,999)
Interest income, net	752	659	436
Other expense, net	(36)	(164)	(20)
Loss from equity method investment	(1,018)	(1,542)	(1,561)
Loss before income taxes	(50,908)	(82,059)	(73,144)
Income tax expense	67	201	75
Net loss	$(50,975)	$(82,260)	$(73,219)
Net loss per share—basic and diluted	$(1.43)	$(2.56)	$(2.70)
Weighted average number of shares used in net loss per share—basic and diluted	35,675	32,148	27,085
Net loss	$(50,975)	$(82,260)	$(73,219)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	33	110	(144)
Comprehensive loss	$(50,942)	$(82,150)	$(73,363)
The accompanying notes are an integral part of these consolidated financial statements.

OvaScience, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2015	24,084,637	$24	$150,025	$(26)	$(94,698)	$55,325
Issuance of common stock under public offering, net of underwriters' discounts and issuance costs	2,645,000	3	124,060	—	—	124,063
Vesting of Founders stock	329,021	—	—	—	—	—
Issuance of common stock to board of directors	15,808	—	165	—	—	165
Exercise of stock options	208,734	—	1,440	—	—	1,440
Stock-based compensation expense	—	—	19,337	—	—	19,337
Vesting of restricted stock	13,547	—	(117)	—	—	(117)
Unrealized loss on investments	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(73,219)	(73,219)
Balance at December 31, 2015	27,296,747	$27	$294,910	$(170)	$(167,917)	$126,850
Issuance of common stock under public offering, net of underwriters' discounts and issuance costs	8,222,500	9	53,916	—	—	53,925
Issuance of common stock to board of directors	42,047	—	154	—	—	154
Exercise of stock options	63,961	—	224	—	—	224
Stock-based compensation expense	—	—	9,215	—	—	9,215
Vesting of restricted stock	16,250	—	—	—	—	—
Unrealized gain on investments	—	—	—	110	—	110
Net loss	—	—	—	—	(82,260)	(82,260)
Balance at December 31, 2016	35,641,505	$36	$358,419	$(60)	$(250,177)	$108,218
Issuance of common stock to board of directors	83,725	—	129	—	—	129
Stock-based compensation expense	—	—	6,893	—	—	6,893
Unrealized gain on investments	—	—	—	33	—	33
Adjustment to beginning accumulated deficit and additional paid-in capital resulting from the adoption of ASU 2016-09	—	—	328	—	(328)	—
Net loss	—	—	—	—	(50,975)	(50,975)
Balance at December 31, 2017	35,725,230	$36	$365,769	$(27)	$(301,480)	$64,298
The accompanying notes are an integral part of these consolidated financial statements.

OvaScience, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(50,975)	$(82,260)	$(73,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,650	2,238	1,286
Impairment of property and equipment	—	147	—
Impairment of property and equipment related to restructuring	422	1,994	—
Amortization of premium on debt securities	59	659	1,116
Stock-based compensation expense	6,893	9,215	19,337
Issuance of common stock for board of directors fees	129	154	165
Net loss on equity method investment	1,018	1,542	1,561
Changes in operating assets and liabilities:
Prepaid expenses and other assets	937	946	(1,113)
Accounts payable	68	(1,178)	(171)
Accrued expenses, current and other non-current liabilities	(5,752)	4,809	752
Net cash used in operating activities	(45,551)	(61,734)	(50,286)
Cash flows from investing activities:
Investment in joint venture	(1,100)	(1,750)	(1,500)
Purchases of property and equipment	(158)	(2,586)	(5,229)
Maturities of short-term investments	87,789	72,013	53,528
Sales of short-term investments	—	23,089	10,817
Purchases of short-term investments	(68,857)	(82,671)	(95,225)
(Decrease) increase in restricted cash	(350)	197	(681)
Net cash provided by (used in) by investing activities	17,324	8,292	(38,290)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	53,925	124,063
Issuances of common stock under benefit plans, net of withholding taxes paid	—	223	1,323
Net cash provided by financing activities	—	54,148	125,386
Net (decrease) increase in cash and cash equivalents	(28,227)	706	36,810
Cash and cash equivalents at beginning of period	43,930	43,224	6,414
Cash and cash equivalents at end of period	$15,703	$43,930	$43,224
Supplemental disclosure of non-cash investing activity
Additions of property and equipment included in accounts payable and accrued liabilities	$25	$55	$1,003
The accompanying notes are an integral part of these consolidated financial statement.

OvaScience, Inc.
Notes to Consolidated Financial Statements
1. Organization
OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a global fertility company developing proprietary potential treatments for female fertility based on scientific discoveries about the existence of egg precursor, or EggPCSM, cells. As used in these consolidated financial statements, the terms “OvaScience,” “the Company,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiaries. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, developing the OvaPrimeSM treatment, the OvaTureSM treatment and the AUGMENTSM treatment, introducing AUGMENT in select international in vitro fertilization ("IVF") clinics and determining the regulatory and development path for our fertility treatments. We have generated limited revenues to date, and do not anticipate significant revenues in the near term. On June 21, 2017, we announced that we will continue to focus on advancing OvaPrime in clinical development and OvaTure in preclinical development and will discontinue ongoing efforts related to the AUGMENT treatment outside of North America. To better align our organization with these strategic priorities, we restructured our workforce and reduced our workforce by approximately 50%. On January 3, 2018, we announced we will further restructure our organization and will reduce our workforce by approximately 50% in order to execute our corporate strategy more efficiently with a leaner and more nimble organization.
We are subject to a number of risks similar to other life science companies, including, but not limited to, the need to obtain adequate additional funding, risks associated with clinical and preclinical development, the need to develop and obtain marketing approval for certain of our fertility treatments, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our fertility treatments and protection of proprietary technology. If we do not successfully develop and commercialize any of our fertility treatments, we will be unable to generate treatment revenue or achieve profitability.  As of December 31, 2017 we had an accumulated deficit of approximately $301.5 million.
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
We have devoted substantially all of our financial resources and efforts to the research and development of our OvaPrime and OvaTure fertility treatments and the introduction of AUGMENT in select international IVF clinics. We expect to continue to incur significant expenses related to the research and development of OvaPrime and OvaTure and incur operating losses for the next several years.
We believe that our cash and cash equivalents and short-term investments of approximately $67.2 million at December 31, 2017, will be sufficient to fund our current operating plan for at least the next 12 months. There can be no assurances, however, that the current operating plan will be achieved or that additional funding, if needed, will be available on terms acceptable to us, or at all.
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

The appropriate classification of short-term investments is determined at the time of purchase and reevaluated at each balance sheet date. We have classified all of our short-term investments at December 31, 2017 and 2016 as available-for-sale. We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders' equity.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base those estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
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
On October 25, 2017, we executed a collaborative access agreement (the "Agreement") with the IVF Japan Group, under which we provided the IVF Japan Group with an exclusive license only in Japan to offer AUGMENT. The Agreement has an initial term of one year (the "Initial Term"). During the Initial Term, IVF Japan Group will pay us a fixed amount of $1,000 per AUGMENT cycle and will reimburse us for all lab operations and personnel costs, which we anticipate to be approximately $0.2 million for the Initial Term, and are payable in nonrefundable quarterly installments on the first day of each quarter. We do not anticipate material revenues and cash inflows as a result of the Agreement.
We have generated limited revenue from AUGMENT and following our December 2016 decision to slow the commercial expansion and June 2017 decision to no longer offer AUGMENT on a commercial basis outside of North America, we do not anticipate generating significant revenues from AUGMENT.
Costs of Revenues

Cost of revenues includes all costs directly related to providing AUGMENT, which consists primarily of labor, material, facilities, warehousing and other overhead expenses. Cost of revenues also include depreciation expense related to certain equipment used as part of AUGMENT.
Research and Development Costs
We expense research and development costs to operations as incurred. Research and development expenses consist of costs associated with research activities, including the costs of development of treatments and advances in the field of infertility. Research and development expenses consist of:

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
Selling, general and administrative costs
We expense selling, general and administrative costs as incurred. Selling, general and administrative costs consist of ongoing costs to run our daily operations.
Stock-based Compensation
For stock options and restricted stock units granted to employees and directors with only service-based vesting conditions, we measure stock-based compensation expense at the grant date based on the estimated fair value of the award, and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of stock options and restricted stock units granted to non-employees for services rendered based on the estimated fair value of the stock option or restricted stock unit as applicable as of the respective vesting date. Further, we expense the fair value of non-employee stock options and restricted stock units that contain only service-based vesting conditions over the requisite service period of the underlying stock options. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance criteria, which affects the number of awards expected to vest and the period over which the expense is recognized, and recognize the expense using the accelerated attribution model, to the extent achievement of the performance condition is deemed probable. We use the Black-Scholes valuation model in determining the fair value of stock options.
In the first quarter of 2017, we adopted Accounting Standard Update ("ASU") No. 2016-09 Compensation - Stock Compensation and have changed our accounting policy regarding the accounting for forfeitures and have elected to account for forfeitures as they occur. We adopted ASU 2016-09, using a modified retrospective approach and recorded a cumulative catch-up to increase accumulated deficit by approximately $0.3 million as of January 1, 2017.
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2017 and 2016.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and potential fertility treatment development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows, including its eventual residual value, derived from the asset are less than its carrying value. An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the fair value of the asset(s). Impairments, if any, are recognized in continuing operations.
For the years ended December 31, 2017 and 2016, as the result of our corporate strategy and restructuring initiatives, we recorded a fixed asset impairment charges of $0.4 million and $2.0 million, respectively. No fixed asset impairment charges were recorded for the year ended December 31, 2015.
Net Loss per Share
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Potentially dilutive shares, including outstanding stock options and unvested restricted stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.
Recent Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. ASU 2017-09 clarifies the term modification and provides guidance on when to apply modification accounting, specifically when changes to the terms or conditions of a share-based payment occur. Entities should account for the effects of a modification unless all of the following conditions are met: (1) there is no change in the fair value of the award, (2) there is no change in the vesting conditions, and (3) there is no change in classification of the award as liability or equity. We adopted ASU 2017-09 for the period ending June 30, 2017, and the adoption of ASU 2017-09 did not have a material impact on our financial statements and the footnote disclosures thereto.
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
In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers, which defers the effective date of ASU No. 2014-09 by one year. ASU 2014-09 amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is now effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of initial application. We will adopt ASU 2015-14 as of January 1, 2018, using the modified retrospective approach and will apply the standard only to contracts that have not yet been completed as of the adoption date. We will report new disclosures required by this guidance within our Form 10-Q for the interim period ending March 31, 2018. The impact under this methodology to our previously reported revenues is insignificant in the periods reported, with no effect to reported revenues in the fiscal year ended December 31, 2017.
3. Business Agreements
Collaborative Access Agreement with IVF Japan Group
On October 25, 2017, we executed a collaborative access agreement (the "Agreement") with the IVF Japan Group, under which we provided the IVF Japan Group with an exclusive license only in Japan to offer AUGMENT. The Agreement has an initial term of 1 year (the "Initial Term"). The Agreement terminates (i) at the end of the Initial Term unless there is mutual consent by both parties and the Agreement is extended or (ii) in the event of a material breach that is not cured within 30 days. During the Initial Term, IVF Japan Group will pay us a fixed amount of $1,000 per AUGMENT cycle and will reimburse us for all lab operations and personnel costs, which we anticipate to be approximately $0.2 million for the Initial Term, and are payable in nonrefundable quarterly installments on the first day of each quarter. The IVF Japan Group is also responsible to reimburse us for the cost of materials for AUGMENT for all cycles in excess of 100 which are estimated at $2,000 per cycle. We will retain the worldwide commercialization rights for AUGMENT outside of Japan and will continue ongoing activities related to AUGMENT in North America.

For the period ending December 31, 2017, we recorded revenue of approximately $63,400 comprised of $8,400 in fees for AUGMENT cycles performed and reimbursements of $55,000 related to lab operations and personnel costs. We recorded these fees as revenue within our consolidated statement of operation and comprehensive loss for the period ending December 31, 2017 in accordance with the ASC 605-45 Principal Agent Considerations as we have determined we are the primary obligor in the arrangement.

The Agreement states the IVF Japan Group has guaranteed a minimum of 50 AUGMENT cycles during the Initial Term and we are recognizing $50,000 of guaranteed AUGMENT fees on a straight-line basis over the Initial Term as that is the manner in which services will be provided. We recognize the quarterly nonrefundable reimbursement of personnel related costs of $55,000 as revenue at the time of invoicing as we have no further performance obligations.
Exclusive License Agreement with Massachusetts General Hospital
We acquired an exclusive, royalty-bearing, worldwide license pursuant to a license agreement, as amended, with Massachusetts General Hospital, or MGH and The President and Fellows of Harvard College, or Harvard to make, use and sell products covered by the licensed patent rights. These rights include the technology used as part of AUGMENT and our other fertility treatments.

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
Former Collaboration with Intrexon
In December 2013, we entered into a collaboration agreement, the OvaTure Collaboration, with Intrexon, governing the use of Intrexon's synthetic biology technology platform for the accelerated development of our OvaTure platform. The OvaTure Collaboration provided that Intrexon would deliver laboratory and animal data to support the successful filing of an IND for OvaTure.
We participated as an equal member on the Joint Steering Committee, or JSC and Intellectual Property Committee, IPC. The JSC agreed upon the services and the activities to be included in the work plan, and IPC had authority over intellectual property matters. We had the tie-breaking vote if there are any disputes with the JSC.
Technology Access Fee Payable to Intrexon
The technology access fee paid to Intrexon was comprised of (1) the issuance of 273,224 shares, or $2.5 million of common stock and (2) a $2.5 million cash payment.
The shares issued to Intrexon are subject to "piggy-back" registration rights that entitle Intrexon, unless waived, to have the shares included in any new registration statement filed in connection with an underwritten public offering, subject to underwriter cutback.
Research and Development Funding and Potential Commercial Milestone
The JSC also approved a budget for services to be performed under the work plan. We have reimbursed and will reimburse Intrexon for research and development services performed, as dictated by the approved budget. If applicable, OvaScience will also make a commercial milestone payment three months after the first commercial sale of OvaTure.
Termination Rights
On February 1, 2018, we provided Intrexon with written notice of termination of the OvaTure Collaboration. We believe that we can best continue the development of OvaTure by building out our internal capabilities and expertise under the leadership of Dr. James Lillie, our Chief Scientific Officer, and engaging with contract research organizations that have specific, complementary capabilities to our own.
Royalties
Certain laboratory and animal data necessary to support the successful filing of an IND application would create an obligation to pay Intrexon a mid-single digit royalty on net sales of potential OvaTure fertility treatments. The exact royalty will depend upon the timing of the completion of the milestone.
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
Starting in August 2017, Intrexon continued bovine EggPC work for us under the OvaTure Collaboration rather than under the OvaXon joint venture (the " August 2017 Amendment"). We are in discussions with Intrexon regarding the future of the OvaXon joint venture.
OvaXon no longer qualifies as a variable interest entity as given the August 2017 Amendment. Our future losses associated with OvaXon will be limited. We and Intrexon have equal ability to direct the activities of OvaXon through JSC and

IPC membership and 50% voting rights and therefore ability to exert significant influence over OvaXon. As we have the ability to exert significant influence over OvaXon, in accordance with ASC 323 Equity Method and Joint Ventures, we will continue to account for OvaXon under the equity method and not consolidate.
We recorded losses from equity method investments related to OvaXon of $1.0 million for the year ending December 31, 2017 and $1.5 million for each of the years ending December 31, 2016 and 2015.

As of December 31, 2017 and 2016, our investment in OvaXon was approximately $0.1 million included within other current assets on our consolidated balance sheets. Each party contributed $1.1 million and $1.8 million for the years ending December 31, 2017 and 2016, respectively. Our maximum exposure to loss with respect to our joint venture is limited to the carrying amount of the investment and any unfunded commitment.
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

•	Level 3 — unobservable inputs based on our assumptions used to measure assets at fair value.
The following tables summarize our assets that are measured at fair value as of December 31, 2017 and 2016 (in thousands):

Description	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$15,703	$15,703	$—	$—
Corporate debt securities (including commercial paper)	35,531	—	35,531	—
U.S. government securities	15,969	—	15,969	—
Total assets	$67,203	$15,703	$51,500	$—

Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$43,930	$43,930	$—	$—
Corporate debt securities (including commercial paper)	48,466	—	48,466	—
U.S. government securities	21,992	—	21,992	—
Total assets	$114,388	$43,930	$70,458	$—

5. Cash, Cash Equivalents and Short-term Investments
The following tables summarize our cash, cash equivalents and short-term investments as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$15,703	$—	$—	$15,703
Corporate debt securities:
Due in one year or less	38,053	—	(21)	38,032
U.S. government securities:
Due in one year or less	13,474	—	(6)	13,468
Total	$67,230	$—	$(27)	$67,203
Reported as:
Cash and cash equivalents	$15,703	$—	$—	$15,703
Short-term investments	51,527	—	(27)	51,500
Total	$67,230	$—	$(27)	$67,203

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$43,930	$—	$—	$43,930
Corporate debt securities:
Due in one year or less	48,492	3	(29)	48,466
U.S. government securities:
Due in one year or less	14,013	—	(16)	13,997
Due in two years or less	8,013	—	(18)	7,995
Total	$114,448	$3	$(63)	$114,388
Reported as:
Cash and cash equivalents	$43,930	$—	$—	$43,930
Short-term investments	70,518	3	(63)	70,458
Total	$114,448	$3	$(63)	$114,388
At December 31, 2017 and 2016 we held ten and twenty-one debt securities that had been in an unrealized loss position for less than 12 months, respectively. The aggregate fair value of these securities was $22.9 million and $46.6 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, we held one security with a fair value of $5.0 million that had been in a continuous unrealized loss position for greater than 12 months. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the ten debt securities in an unrealized loss for less than 12 months and the one security in an unrealized loss position greater than 12 months as of December 31, 2017 to be primarily attributable to current economic and market conditions. We will likely not be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2017 and 2016.
As of December 31, 2017, we held $12.0 million in financial institution debt securities and other corporate debt securities located in Australia, Luxembourg, Norway and Sweden. As of December 31, 2016, we held $11.5 million in financial institution debt securities and other corporate debt securities located in Canada, the United Kingdom, New Zealand, Norway and Sweden.
We had immaterial unrealized losses on our short-term investments for the year ended December 31, 2017. We had immaterial realized gains on our short-term investments for the years ended December 31, 2016 and 2015.

6. Property and Equipment
Property and equipment, net as of December 31, 2017 and 2016 follows (in thousands):

	As of December 31,
	2017	2016
Laboratory equipment	$3,480	$5,184
Furniture	371	793
Computer equipment	208	208
Leasehold improvements	2,754	2,815
Total property and equipment, gross	6,813	9,000
Less: accumulated depreciation and amortization	(3,700)	(3,428)
Total property and equipment, net	$3,113	$5,572
We recorded depreciation and amortization expense of $1.7 million, $2.2 million and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. We have $2.3 million of property and equipment, net in the United States and the remaining $0.8 million is located at our clinic accounts in various international regions.
In December 2016, we initiated a corporate restructuring and concluded a portion of the carrying value of our assets was not recoverable. For the year ending December 31, 2016. We recorded an impairment charge of $2.0 million included within our consolidated statement of operations and comprehensive loss. In January 2017, we commenced a search to find a buyer for certain of these excess fixed assets, primarily comprised of laboratory equipment with a carrying value of $0.5 million. As of January 31, 2017, we met the criteria to classify such assets as held-for-sale and estimated the fair value less costs to sell these assets at $0.5 million. In June 2017, we initiated the first part of our plan to sell a portion of the fixed assets classified as held-for-sale, consisting primarily of fixed assets located domestically and completed the sale of these assets with a carrying value of $0.2 million in July 2017 and received net proceeds of $0.3 million. We recorded a gain on the sale of these excess assets of $0.1 million which is included in loss from continuing operations in our consolidated statements of operations and comprehensive loss for the year ending December 31, 2017. We anticipate completing the sale of the remaining $0.3 million assets, primarily those located internationally in the first quarter of 2018. These assets are classified as held-for-sale and included within other current assets on our condensed consolidated balance sheets for the period ending December 31, 2017.
In June 2017, we announced we will discontinue ongoing efforts related to AUGMENT outside of North America. As a result, we evaluated our fixed assets for impairment as of June 2017 and concluded that a portion of the carrying value of our assets was not recoverable. We recorded an impairment charge of $0.3 million for the year ended December 31, 2017, included within our condensed consolidated statements of operation and comprehensive loss. We determined the fair value of the assets subject to impairment based on expected future cash flows using Level 2 inputs under ASC 820.
On January 3, 2018, we announced a corporate restructuring in which we would reduce our workforce by approximately 50% and based on factors existing as of December 31, 2017, we determined a portion of the carrying value of our assets was not recoverable, primarily our laboratory and site equipment and our corporate fixed assets such as furniture. We recorded an impairment charge of $0.2 million related to these assets after comparing the fair value of the fixed assets to their carrying values. We determined the fair value of the assets subject to impairment based on expected future cash flows using Level 2 inputs under ASC 820.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Compensation and related benefits	$2,215	$5,869
Development, site costs, and contract manufacturing	519	524
Legal, audit and tax services	1,542	1,280
Consulting	160	888
Deferred rent	334	309
Other accrued expenses and other current liabilities	792	2,156
	$5,562	$11,026
Other accrued expenses consist of accrued costs related to travel, equipment purchases, lab supplies and other miscellaneous costs.
8. Common Stock
In January 2015, we issued and sold in an underwritten public offering an aggregate of 2,645,000 shares of our common stock at $50.00 per share, which included 345,000 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the offering. The shares included in this offering were registered under the Securities Act of 1933, or Securities Act, pursuant to a registration statement on Form S-3 (File No. 333-200040) that the SEC, or Securities and Exchange Commission, declared effective on November 21, 2014. The offering resulted in $124.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.
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
We have reserved the following shares of common stock for the potential exercise of stock options and issuance of shares upon vesting of restricted stock units (in thousands):

	December 31, 2017	December 31, 2016
Outstanding stock options	5,746	4,611
Outstanding restricted stock units	—	50
9. Stock-Based Compensation
In March 2012, our board of directors and stockholders approved the 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units and other stock-based or cash awards to purchase shares of common stock to eligible employees, officers, directors and consultants. The number of shares of our common stock that are reserved for issuance under the 2012 Plan is equal to the sum of (1) 1,453,253 shares of common stock issuable under the 2012 Plan plus the number of shares of our common stock subject to outstanding awards under the 2011 Stock Incentive Plan (the "2011 Plan"), described below, that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right (up to 679,622 shares) plus (2) an annual increase, to be added on the first day of each year beginning in 2013 and each subsequent anniversary until the expiration of the 2012 Plan, equal to the lowest of 975,000 shares of its common stock, 4.0% of the number of shares of our common stock outstanding on the first day of the year and an amount determined by our board of directors. Shares issued under the 2012 Plan are funded through the issuance of new shares. We ceased granting options under the 2011 Plan following the effective date of our registration of securities on Form 10.
Founders' stock

For the year ended December 31, 2015, 329,021 of our Founder's stock vested and all the Founder's stock were fully vested as of December 31, 2015.
We record stock-based compensation expense for the common stock subject to repurchase based on the grant date intrinsic value for employees and the vesting date intrinsic value for non-employees. All of the restricted shares were issued at fair value. We recognized stock-based compensation expense of $3.4 million and for the year ended December 31, 2015, for the Founders' stock. No stock-based compensation expense related to the Founder's shares was recognized for the years ended December 31, 2017 and 2016.
Stock options
A summary of our stock option activity and related information is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	4,611,392	$14.42	8.23	$45
Granted	4,386,856	1.51
Forfeited / Canceled	(3,252,433)	9.63
Outstanding at December 31, 2017	5,745,815	7.28	8.32	43
Exercisable at December 31, 2017	2,370,335	13.37	7.08	42
Vested and expected to vest at December 31, 2017	5,745,815	7.28	8.32	43
No stock options were exercised for the year ending December 31, 2017. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised was $0.3 million, and $6.7 million for the years ended December 31, 2016 and 2015, respectively.
The fair value of each employee stock-based award is estimated on the grant date using the Black-Scholes option pricing model.
The computation of expected volatility is based on a hybrid approach of blending our historical volatility with the historical volatility of a representative group of companies with similar characteristics to ours, including stage of potential fertility treatment development and life science industry focus. As a result of being an early stage fertility company with limited revenues, the representative group of companies has certain similar, but not all similar, characteristics to ours. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of ours.
The fair value of each stock option is estimated using the Black-Scholes option pricing model using the following assumptions:

December 31,
	2017	2016	2015
Risk-free interest rate	1.3%-2.2%	1.3%-2.0%	1.6%-2.3%
Dividend yield	—	—	—
Volatility	87%-109%	78%-89%	72%-78%
Expected term (years)	2.0-6.9	5.3-9.9	5.3-9.9
During the year ended December 31, 2017, we granted options to purchase 4,236,856 shares of our common stock with a weighted average exercise price of $1.51 per share at a weighted average grant date fair value of $1.14. During the year ended December 31, 2016, we granted options to purchase 2,570,600 shares of our common stock with a weighted average exercise price of $6.80 per share at a weighted average grant date fair value of $4.84. During the year ended December 31, 2015, we granted options to purchase 1,744,600 shares of our common stock to employees with a weighted average exercise price of $33.13 per share at a weighted average grant date fair value of $20.87.
We recognized total stock-based compensation expense for employee stock option grants of $6.6 million, $8.7 million, and $14.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

We granted 150,000, 10,000 and 50,500 options to purchase common stock with a weighted average exercise price of $1.60, $6.96 and $36.25 per share to non-employees for the year ended December 31, 2017, 2016 and 2015, respectively. Stock-based awards issued to non-employees are revalued at each reporting date until vested. We recognized total stock-based compensation of $0.3 million, $0.1 million, and $1.1 million for the year ended December 31, 2017, 2016, and 2015, respectively for these non-employee awards.

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

At December 31, 2017 there was $4.2 million of total unrecognized compensation cost related to non-vested stock options. We expect to recognize these costs over a remaining weighted average period of 2.63 years.
Restricted stock units
A summary of our restricted stock unit ("RSU") activity and related information is as follows:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2016	50,000	$7.15
Granted	—	—
Vested	—	—
Forfeited	(50,000)	7.15
Outstanding at December 31, 2017	—	$—

We granted RSUs to Michelle Dipp, M.D., Ph.D., our then Executive Chair, in December 2014 and 2012. The RSUs issued at each date included a service-based award that vests evenly over eight quarters and a performance-based award that vests in two one-year tranches upon the achievement of certain performance conditions for the respective year, as determined by our board of directors. The grant date fair value of the service-based awards is based on the closing price of our common stock on the award date and the stock-based compensation expense for these service-based awards are recognized on a straight-line basis over the vesting period. The grant date fair value of the performance-based awards is based on the closing price of our common stock on the date that the performance criteria is established for each tranche and communicated to Dr. Dipp and the stock-based compensation for these performance-based awards is recognized over the requisite service period.

The following table summarizes the December 9, 2014 award.

Award Type	Number of RSUs Granted	Grant Date Fair Value	RSUs Vested as of December 31, 2015
Service-based	30,902	$32.36	15,450
Performance-based - Year 1	11,588	$43.47	4,635
Performance-based - Year 2	11,588	$—	—

The number of RSUs granted for the 2014 performance award is reflective of the maximum number of RSUs that can be earned, if the board of directors determines the performance criteria were achieved at 150%. On March 29, 2015 our board of directors established the 2015 performance criteria for the first tranche of the performance-based award and communicated the performance criteria to our then Chief Executive Officer. The grant date stock price of these performance-based RSUs was $43.47 per share. In December 2015 our board of directors determined that certain of the performance criteria had been met resulting in the partial vesting of the first tranche award.
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
The total fair value of RSUs vested was $0.1 million, and $0.5 million for the year ended December 31, 2016, and 2015, respectively. No RSUs vested in the year ending December 31, 2017. There were no RSUs outstanding as of December 31, 2017.
10. Restructuring
In December 2016, we initiated a reduction in workforce of approximately 30% in connection with our change in corporate strategy. As of December 31, 2017, we have recognized all restructuring charges related to our December 2016 restructuring activities, approximately $6.9 million comprised of $2.4 million recorded as one-time termination benefits, $1.7 million as a benefit under an ongoing benefit plan, $2.0 million of fixed asset impairment charges and $0.9 million of other restructuring related charges including legal fees and contract cancellation fees. We do not anticipate incurring any further expenses related to our December 2016 restructuring activities.
On June 21, 2017, we initiated a reduction in workforce of approximately 50% in connection with our decision to focus on the development and advancing of OvaPrime and OvaTure and to no longer offer AUGMENT on a commercial basis outside of North America.
For the year ended December 31, 2017, we recognized restructuring charges of $4.0 million, including $2.7 million of one-time termination benefits, $0.3 million recorded of benefits under an ongoing benefit plan, $0.6 million of legal and other fees and $0.4 million of fixed asset impairment charges attributable to our December 2016 and June 2017 restructuring activities and January 2018 restructuring announcement. Our restructuring charges for the year ended December 31, 2017, are included in our consolidated statements of operations and comprehensive loss.
As of December 31, 2017, we have incurred all expenses related to our June 2017 restructuring activities and do not anticipate any additional expenses.
For the year ended December 31, 2017, we made cash payments of $6.6 million primarily related to severance benefits and other restructuring costs, of which $4.7 million and $1.9 million relate to our December 2016 and June 2017 restructuring activities, respectively. As of December 31, 2017, our restructuring accrual was $0.4 million and was recorded in accrued expenses and other current liabilities in our consolidated balance sheet. Since the execution of our restructuring activities, we have incurred a total of $9.4 million of restructuring charges, of which $6.9 million relates to our December 2016 restructuring activities and $2.3 million relates to our June 2017 restructuring activities and $0.2 million relates to our January 2018 restructuring announcement.
The following table outlines our restructuring activities for the year ended December 31, 2017 (in thousands):

Accrued restructuring balance as of December 31, 2016	3,406
Plus:
Severance	3,048
Other	500
Less:
Payments:	(6,551)
Accrued restructuring balance as of December 31, 2017	$403

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

11. Income Taxes
The expense for income taxes consists of the following (in thousands):

	Year Ended Year ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	11	18	21
Foreign	56	183	54
Total income tax expense	67	201	75
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended Year ended December 31,
	2017	2016	2015
Income tax benefit using U.S. federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.08%	4.86%	5.23%
Research and development tax credits	1.51%	0.90%	0.83%
Permanent items - stock based compensation	(7.60)%	(2.66)%	(8.15)%
Foreign differential	(11.67)%	(11.03)%	(14.25)%
Other adjustments	(0.52)%	(0.11)%	(0.94)%
Impact of Tax Reform	(39.42)%	—%	—%
Change in the valuation allowance	18.49%	(26.21)%	(16.82)%
	(0.13)%	(0.25)%	(0.10)%

The principal components of our deferred tax assets are as follows (in thousands):

	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	53,228	53,654
Tax credit carryforwards	3,944	3,034
Accrued expenses	687	1,737
Stock based compensation	4,591	7,750
Intangibles	2,240	3,366
Other	903	1,181
Gross deferred tax assets	65,593	70,722
Valuation allowance	(65,593)	(70,722)
Net deferred tax assets	—	—
On December 22, 2017 President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“TCJA”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended prior to the one year term when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the TCJA.
ASC Topic 740, Income Taxes (ASC 740) requires the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017 for the TCJA. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured utilizing the new federal income tax rate of 21% which resulted in a $20.1 million decrease to the Company’s deferred tax assets which was completely offset by a change in the Company’s valuation allowance. The re-measurement calculation is provisional as the Company continues to evaluate the provisions of the Tax Reform.
The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed an estimated earnings and profits analysis. The current estimate of the transition tax results in no income inclusion to the Company. To the extent that a refinement is made that materially changes the estimate calculation, the inclusion should be fully offset by tax losses incurred by the Company. There should be no income tax effect in the current period. The calculation of earnings and profits is provisional and further time is needed for detailed refinement.
Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80% of annual income, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”). Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions and its election method will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have considered our history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that we will not realize the benefit of our deferred tax assets. Accordingly, our deferred tax assets have been fully reserved at December 31, 2017 and 2016. We reevaluate the positive and negative evidence on a quarterly basis.
The valuation allowance decreased approximately $5.1 million during the year ended December 31, 2017, due primarily to the decrease in the federal tax rate from 34% to 21% offset by an increase in net operating loss carryforwards and tax credits. The valuation allowance increased approximately $12.3 million during the year ended December 31, 2016, due primarily to the increase in the net operating loss carryforwards and tax credits.
Subject to the limitations described below at December 31, 2017, 2016, and 2015, we had net operating loss carryforwards of approximately $140.7 million, $119.8 million, and $94.2 million, respectively, to offset future federal taxable income, which expire beginning in 2031 continuing through 2037. As of December 31, 2017, 2016, and 2015, we had net operating loss carryforwards of approximately $137.6 million, $116.9 million and $92.5 million, respectively, to offset future state taxable income, which expire beginning in 2031 continuing through 2036. As of December 31, 2017, 2016 and 2015, we had net operating loss carryforwards of approximately $83.2 million, $59 million and 18.2 million respectively, to offset future foreign taxable income, which do not expire. We also had tax credit carryforwards of approximately $4.2 million, $3.4 million, $2.6 million as of December 31, 2017, 2016, and 2015, respectively, to offset future federal and state income taxes, which expire beginning in 2029 continuing through 2037.
The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. During 2015, we conducted an IRC Section 382 study. The study resulted in an adjustment to our NOL carryforward of $0.5 million. As a full valuation allowance has been provided against our NOL and tax credit carryforwards, this adjustment was offset by an adjustment to the valuation allowance, and there was no impact to the consolidated balance sheet or consolidated statements of operations. The study was not updated during 2017.
We apply ASC 740, Income Taxes. ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. At December 31, 2017 and 2016, we had no unrecognized tax benefits.
We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016, and 2015, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations.
We file income tax returns in the U.S. Federal, Massachusetts and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ended December 31, 2017, 2016 and 2015. Federal and state carryforward attributes that were generated prior to the tax year ended December 31, 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations remains open. The statute of limitations for assessment by the authorities in the various foreign jurisdictions in which we file ranges from one to five years and is open for the tax years ended December 31, 2017, 2016, 2015 and 2014. There are currently no federal, state or foreign income tax audits in progress.
We have not, as yet, conducted a study of research and development (R&D) credit carryforwards. Such a study, once undertaken by us, may result in an adjustment to our R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment is required.
12. Employee Benefit Plan
The Company maintains a 401(k) retirement and savings plan (the "401(k) Plan") covering all employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, we may make discretionary contributions as approved by our board of directors. During the years ended December 31, 2017, 2016, and 2015, we made contributions to the 401(k) Plan of $0.3 million, $0.4 million, and $0.3 million, respectively.

13. Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share applicable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss applicable to common stockholders	$(50,975)	$(82,260)	$(73,219)
Weighted average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	35,675	32,148	27,085
Net loss per share applicable to common stockholders—basic and diluted	$(1.43)	$(2.56)	$(2.70)
The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
	2017	2016	2015
Outstanding stock options and restricted stock units	5,746	4,661	4,751
14. Commitments and Contingencies
Leases
In May 2015, we entered into a lease agreement for approximately 25,200 square feet of office and laboratory space in a building in Waltham, MA. The term of the lease commenced on June 1, 2015 and extends through November 2020, with an optional additional five-year term extension. Future non-cancelable minimum annual lease payments under the lease are expected to be approximately $1.0 million for the years ending 2018 and 2019 and $0.9 million for the year ending 2020. We have provided a security deposit in the form of a letter of credit in the amount of $0.4 million. The letter of credit is cash collateralized, which has been recorded as long-term restricted cash on our consolidated balance sheet.
In connection with this lease, the landlord provided a tenant improvement allowance of up to $1.2 million for the costs associated with the construction of tenant improvements for the leased facility. We account for the allowance received as a lease incentive, which is recorded as a reduction to rent expense over the lease term.
We also maintain lab space in Toronto, Canada under a lease agreement that is cancellable by either us or the landlord with 60 days written notice.
Future minimum lease payments as of December 31, 2017 are as follows (in thousands):

Year
2018	$978
2019	985
2020	924
$2,887
Rent expense is recorded straight-line over the operating lease term, with deferred rent included on our consolidated balance sheet within other liabilities. Rent expense for the years ended December 31, 2017 and 2016, was $0.8 million, and $0.9 million for the year ended December 31, 2015.
Legal Proceedings
On October 9, 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against us, several of our officers and directors and certain of the underwriters from our January 2015 follow-on public offering of our common stock. The plaintiffs purport to represent those persons who purchased shares of our common stock pursuant or traceable to our January 2015 follow-on public offering. The plaintiffs allege, among other things, that the Company defendants made false and misleading statements and failed to disclose material information in the Company’s January 2015 Registration Statement and incorporated offering materials. Plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and seek, among other relief, unspecified compensatory damages, rescission, pre-and post-judgment interest and fees, costs and disbursements. On December 7, 2015, the OvaScience defendants filed a notice of removal with the Federal District Court for the District of Massachusetts.  On December 30, 2015, plaintiffs filed a motion to remand the action to the Superior Court. Oral argument on the motion to remand was held on February 19, 2016. On February 23, 2016, the District Court granted plaintiffs' motion to remand the action to the Superior Court. On February 26, 2016, a second putative class action suit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against the Company, several of our officers and directors and certain of the underwriters from the January 2015 follow-on public offering. The complaint is substantially similar to the complaint filed in October 2015. The two actions subsequently were consolidated and plaintiffs filed a First Amended Class Action Complaint on June 17, 2016. Defendants filed motions to dismiss the complaint. Those motions were denied by order dated December 22, 2016. On August 17, 2016, an additional plaintiff, Westmoreland County Employee Retirement System (“Westmoreland”) moved to intervene in the consolidated action. The defendants opposed Westmoreland’s motion to intervene. The Superior Court granted Westmoreland’s Motion to Intervene on October 26, 2017. On August 7, 2017, the plaintiffs filed their motion for class certification, which the defendants opposed. Oral argument on the motion for class certification was held on September 29, 2017. On November 7, 2017, the Superior Court denied the plaintiffs’ motion for class certification. On August 14, 2017, the Defendants filed their motion for summary judgment against plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas, which the plaintiffs opposed. Oral argument on the motion for summary judgment was held on October 18, 2017. On November 21, 2017, the Superior Court allowed the Defendants’ motion for summary judgment, and the claims asserted by plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas in the consolidated actions were dismissed, leaving Westmoreland as the sole remaining plaintiff. On November 22, 2017, Westmoreland filed a putative class action complaint in the U.S. District Court for the District of Massachusetts against the same defendants alleging the same claims as are alleged in the state court case (the “Westmoreland Federal Action”). On January 17, 2018, the lead plaintiff in a different case, a purported shareholder class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Dahhan Action”) filed a motion to intervene in the Westmoreland Federal Action and to consolidate the Westmoreland Federal Action with the Dahhan Action. We have opposed this motion, which is pending. On January 22, 2018, Westmoreland filed a motion to voluntarily dismiss the Superior Court action without prejudice. We have opposed that motion and the Court has scheduled oral argument on April 3, 2018. We believe that the complaints in both cases are without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of these lawsuits adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts against certain of our present and former officers and directors alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to the January 2015 follow-on public offering. On February 23, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action under further order of the court. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts against the Company and certain of our present and former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  On July 5, 2017, the Court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel, and the Law Office of Alan L. Kovacs as local counsel.  Plaintiff filed an amended complaint on August 25, 2017.  We have filed a motion to dismiss the amended complaint, which is pending. On January 17, 2018, the lead plaintiff moved to consolidate the Westmoreland Federal Action with this case. We have opposed this motion, which is pending. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On June 30, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware against certain of our present and former directors and the Company as a nominal defendant, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, alleging that compensation awarded to the director defendants was excessive. We have filed a motion to dismiss the complaint, which is pending. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain of our present and former directors and the Company as a nominal defendant, alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934 alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to the Company’s January 2015 follow-on public offering and public statements. On September 26, 2017, the plaintiffs filed an amended complaint which eliminated all claims regarding allegedly excessive director pay. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint, which is pending. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
We are not party to any other litigation in any court and management is not aware of any contemplated proceeding by any governmental authority against the Company.
15. Subsequent Events
On January 3, 2018, we announced we will restructure our organization and reduce our workforce by approximately 50% in connection with our determination that we can execute our corporate strategy more efficiently with a leaner and more nimble organization.  We anticipate the majority of the reduction in personnel will be completed by the end of the first quarter of 2018. We expect to realize annualized cost savings beginning in the second quarter of 2018. We anticipate incurring one-time costs related to our restructuring initiatives of approximately $0.5 million to $1.0 million, which primarily consist of severance-related termination benefits.

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

	Three months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share amounts)
Revenues	$63	$84	$56	$91
Costs of revenues	269	274	29	218
Total operating expenses (excluding restructuring)	12,893	15,748	9,072	8,369
Restructuring charges	1,488	1,992	361	188
Loss from operations	(14,587)	(17,930)	(9,406)	(8,684)
Net loss	(14,895)	(18,186)	(9,367)	(8,527)
Net loss per share—basic and diluted	$(0.42)	$(0.51)	$(0.26)	$(0.24)
Weighted average number of common shares used in net loss per share—basic and diluted	35,642	35,664	35,687	35,706

	Three months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Revenues	$146	$189	$197	$121
Cost of revenues	1,176	1,233	1,559	1,433
Total operating expenses (excluding restructuring)	$20,409	$17,197	$17,602	$15,656
Restructuring charges	—	—	—	5,400
Loss from operations	(21,439)	(18,241)	(18,964)	(22,368)
Net loss	(21,683)	(18,568)	(19,291)	(22,644)
Net loss per share—basic and diluted	$(0.80)	$(0.62)	$(0.54)	$(0.64)
Weighted average number of common shares used in net loss per share—basic and diluted	27,301	30,036	35,568	35,612