Form 10-Q
period 2018-06-30
OvaScience, Inc.
filed 2018-08-09
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 35,789,006 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

OVASCIENCE, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

Part I.                                            Financial Information
Item 1.                                 Financial Statements

OvaScience, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	As of June 30,	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$24,601	$15,703
Short-term investments	29,027	51,500
Prepaid expenses and other current assets	547	1,578
Total current assets	54,175	68,781
Property and equipment, net	403	3,113
Investment in joint venture	142	146
Long-term restricted cash	789	789
Other long-term assets	24	24
Total assets	$55,533	$72,853
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$757	$2,242
Accrued expenses and other current liabilities	3,990	5,562
Total current liabilities	4,747	7,804
Other non-current liabilities	576	751
Total liabilities	5,323	8,555
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,789,006 and 35,725,230 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	36	36
Additional paid-in capital	366,735	365,769
Accumulated other comprehensive loss	(9)	(27)
Accumulated deficit	(316,552)	(301,480)
Total stockholders’ equity	50,210	64,298
Total liabilities and stockholders’ equity	$55,533	$72,853

See accompanying notes.

OvaScience, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$81	$84	$148	$147
Costs and expenses:
Costs of revenues	54	274	166	543
Research and development	2,394	4,997	5,015	10,761
Selling, general and administrative	2,645	10,751	6,869	17,880
Restructuring	2,892	1,992	3,584	3,480
Total costs and expenses	7,985	18,014	15,634	32,664
Loss from operations	(7,904)	(17,930)	(15,486)	(32,517)
Interest income, net	224	186	415	368
Other income (expense), net	(19)	25	2	(35)
Loss from equity method investment	(4)	(454)	(4)	(875)
Loss before income taxes	(7,703)	(18,173)	(15,073)	(33,059)
Income tax expense	—	13	—	22
Net loss	$(7,703)	$(18,186)	$(15,073)	$(33,081)
Net loss per share—basic and diluted	$(0.22)	$(0.51)	$(0.42)	$(0.93)
Weighted average number of shares used in net loss per share—basic and diluted	35,760	35,664	35,743	35,653
Net loss	$(7,703)	$(18,186)	$(15,073)	$(33,081)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	22	10	18	11
Comprehensive loss	$(7,681)	$(18,176)	$(15,055)	$(33,070)

See accompanying notes.

OvaScience, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,073)	(33,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506	951
Impairment of property and equipment related to restructuring	2,203	250
Loss on sale of property, plant and equipment	(34)	—
Amortization of (discount) premium on debt securities	(100)	91
Stock-based compensation expense	912	5,918
Issuance of common stock for director fees	55	74
Net loss on equity method investment	4	875
Changes in operating assets and liabilities:
Prepaid expenses and other assets	996	(29)
Accounts payable	(1,485)	1,101
Accrued expenses, deferred rent and other non-current liabilities	(1,747)	(3,425)
Net cash used in operating activities	(13,763)	(27,275)
Cash flows from investing activities:
Investment in joint venture	—	—
Purchases of plant and equipment	(152)	(101)
Maturities of short-term investments	49,253	50,232
Proceeds from sale of property, plant and equipment	221	—
Purchases of short-term investments	(26,662)	(43,476)
Net cash provided by investing activities	22,660	6,655
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	8,897	(20,620)
Cash, cash equivalents and restricted cash at beginning of period	16,492	44,369
Cash, cash equivalents and restricted cash at end of period	$25,390	$23,749

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	As of June 30,	As of June 30,
	2018	2017
Cash and cash equivalents	$24,601	$22,937
Restricted cash	789	812
Total cash, cash equivalents and restricted cash	$25,390	$23,749

See accompanying notes.

OvaScience, Inc.
Notes to Unaudited, Condensed Consolidated Financial Statements

1.                                      Organization
OvaScience, Inc., incorporated on April 5, 2011 as a Delaware corporation, is a company focused on the development of new treatment options for women and couples struggling with infertility. Each OvaScience treatment is based on the company’s proprietary technology platform that leverages the discovery of egg precursor, or EggPCSM, cells. As used in these consolidated financial statements, the terms “OvaScience,” “the Company,” “we,” “us,” and “our” refer to the business of OvaScience, Inc. and its wholly owned subsidiaries. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential fertility treatments, developing the OvaPrimeSM treatment, the OvaTureSM treatment and the AUGMENTSM treatment, introducing AUGMENT in select international in vitro fertilization ("IVF") clinics and determining the regulatory and development path for our fertility treatments. We have generated limited revenues to date, and do not anticipate significant revenues in the near term. On June 21, 2017, we announced that we would continue to focus on advancing OvaPrime in clinical development and OvaTure in preclinical development and would discontinue ongoing efforts related to the AUGMENT treatment outside of North America. To better align our organization with these strategic priorities, we restructured our workforce and reduced our workforce by approximately 50%. On January 3, 2018, we announced a further restructuring of our organization and a workforce reduction of approximately 50%. On May 3, 2018, we announced that our board of directors had approved a corporate restructuring plan furthering its on-going efforts to effectively align Company resources. In connection with the restructuring plan, we reduced our workforce by approximately 50%, with the majority of the reduction in personnel completed by June 30, 2018. On August 8, 2018, we entered into a definitive agreement with Millendo Therapeutics, Inc. ("Millendo") under which Millendo will merge with OvaScience in an all-stock transaction (Note 11).
     We are subject to a number of risks similar to other life science companies, including, but not limited to, risks associated with clinical and preclinical development, the need to develop and obtain marketing approval for certain of our fertility treatments, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our fertility treatments and protection of proprietary technology, and the outcome of our exploration of strategic alternatives. If we do not successfully develop and commercialize any of our fertility treatments, we will be unable to generate treatment revenue or achieve profitability. As of June 30, 2018, we had an accumulated deficit of approximately $316.6 million.
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
 We have devoted substantially all of our financial resources and efforts to the research and development of our OvaPrime and OvaTure fertility treatments and the introduction of AUGMENT in select international IVF clinics. We expect to continue to incur operating losses for the next several years.
We believe that our cash, cash equivalents and short-term investments of $53.6 million at June 30, 2018, will be sufficient to fund our current operating plan for at least the next 12 months from the date of filing this Form 10-Q. There can be no assurances, however, that the current operating plan will be achieved or that additional funding, if needed, will be available on terms acceptable to us, or at all.
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
Certain information and footnote disclosures normally included in our annual financial statements have been omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which with the exception of restructuring accruals described in Note 9, consisted of normal and recurring adjustments, necessary for the fair presentation of our financial position at June 30, 2018, results of our operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017.
The results for the three and six months ended June 30, 2018 are not necessarily indicative of future results. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report on Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.
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
The amounts in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	As of June 30,
	2018	2017
Outstanding stock options and restricted stock units	5,396	7,469
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
Recent accounting pronouncements
In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for non-employee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees), to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This update is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. Upon transition, entities will remeasure unsettled liability-classified awards and any unmeasured equity-classified awards for non-employees at fair value as of the adoption date. A cumulative-effect adjustment to retained earnings will be required as of the beginning of the fiscal year of adoption. We are currently assessing the impact ASU 2016-13 will have on our consolidated financial statements and footnote disclosures thereto.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years using a retrospective transition method to each period presented. The Company adopted this standard as of January 1, 2018 on a retrospective basis, which resulted in the recast of the prior reporting period in the statement of cash flows. For the six months ended June 30, 2018 and 2017, $0.8 million and $0.8 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from our condensed consolidated statement of cash flows to the amounts reported within our condensed consolidated balance sheet is also included in a table below our condensed consolidated statement of cash flows.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact ASU 2016-13 will have on our consolidated financial statements and footnote disclosures thereto.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for both operating and financing leases with lease terms of more than 12 months. The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases, to address two requirements of ASU 2016-02. ASU 2018-11 allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors with a practical expedient to not separate non-lease components from the associated lease component if certain conditions are met. We are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements and footnote disclosures thereto.
ASU 2014-09, Revenue from Contracts with Customers, amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was effective for the Company on January 1, 2018. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of initial application. We adopted ASU 2014-09 effective January 1, 2018 and elected to adopt ASU 2014-09 using the modified retrospective approach and applied the standard only to contracts that had not yet been completed as of January 1, 2018. The impact under this methodology to our previously reported revenues is insignificant in the periods reported, and therefore the Company did not record a cumulative catch-up to deferred revenue and accumulated deficit upon adoption of the new standard on January 1, 2018.
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
OvaXon no longer qualifies as a variable interest entity as a result of the August 2017 Amendment, and our future losses associated with OvaXon are now limited. We and Intrexon have equal ability to direct the activities of OvaXon through JSC and IPC membership and 50% voting rights and therefore ability to exert significant influence over OvaXon. As we have the ability to exert significant influence over OvaXon, in accordance with ASC 323, Equity Method and Joint Ventures, we will continue to account for OvaXon under the equity method and not consolidate its financial results with ours.
We recorded losses from equity method investments related to OvaXon of a de minimis amount for the three and six months ended June 30, 2018, respectively. We recorded losses from equity method investments related to OvaXon of $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, our investment in OvaXon was approximately $0.1 million.
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

•	Level 3—unobservable inputs based on our assumptions used to measure assets at fair value.
The following tables summarize our assets that are measured at fair value as of June 30, 2018 and December 31, 2017 (in thousands):

Description	Balance as of June 30, 2018	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$24,601	$24,601	$—	$—
Corporate debt securities (including commercial paper)	21,046	—	21,046	—
U.S. government securities	7,981	—	7,981	—
Total	$53,628	$24,601	$29,027	$—

Description	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$15,703	$15,703	$—	$—
Corporate debt securities (including commercial paper)	35,531	—	35,531	—
U.S. government securities	15,969	—	15,969	—
Total	$67,203	$15,703	$51,500	$—

5.                                      Cash, cash equivalents and short-term investments
The following tables summarize our cash, cash equivalents and short-term investments as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$24,601	$—	$—	$24,601
Corporate debt
Due in one year or less	21,054	—	(8)	21,046
U.S. government securities
Due in one year or less	7,982	—	(1)	7,981
Total	$53,637	$—	$(9)	$53,628
Reported as:
Cash and cash equivalents	$24,601	$—	$—	$24,601
Short-term investments	29,036	—	(9)	29,027
Total	$53,637	$—	$(9)	$53,628

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$15,703	$—	$—	$15,703
Corporate debt
Due in one year or less	38,053	—	(21)	38,032
U.S. government securities
Due in one year or less	13,474	—	(6)	13,468
Total	$67,230	$—	$(27)	$67,203
Reported as:
Cash and cash equivalents	$15,703	$—	$—	$15,703
Short-term investments	51,527	—	(27)	51,500
Total	$67,230	$—	$(27)	$67,203
At June 30, 2018 and December 31, 2017, we held five and ten debt securities that had been in an unrealized loss position for less than 12 months, respectively. At June 30, 2018 and December 31, 2017, the aggregate fair value of the securities in an unrealized loss position for less than 12 months was $10.4 million and $22.9 million, respectively. At June 30, 2018, we did not hold any investments that have been in a continuous unrealized loss position for 12 months or longer.
We evaluate our securities for other-than-temporary impairments based on quantitative and qualitative factors, and we considered the decline in market value for the five debt securities in an unrealized loss position as of June 30, 2018, to be primarily attributable to the then current economic and market conditions. We will likely not be required to sell these securities, and do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2018.
As of June 30, 2018, we held $7.9 million in financial institution debt securities and other corporate debt securities located in Australia, Canada, Luxembourg, Norway and Sweden. As of December 31, 2017, we held $12.0 million in financial institution debt securities and other corporate debt securities located in Australia, Luxembourg, Japan, Norway and Sweden.
We had no realized gains or losses on our short-term investments for the three and six months ended June 30, 2018 and 2017.

6.                                      Property and equipment

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Laboratory equipment	$1,732	$3,480
Furniture	230	371
Computer equipment	13	208
Leasehold improvements	288	2,754
Total property and equipment, gross	2,263	6,813
Less: accumulated depreciation and amortization	(1,860)	(3,700)
Total property and equipment, net	$403	$3,113
We recorded depreciation and amortization expense of $0.2 million and 0.5 million for the three and six months ended June 30, 2018, respectively. We recorded depreciation and amortization expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively.
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
In February 2018, we completed the sale of the remaining $0.3 million of assets, primarily those located internationally and received net proceeds of $0.2 million. We recorded an immaterial loss on the sale of these assets, which is included in loss from continuing operations in our condensed consolidated statement of operations and comprehensive loss for the six months ending June 30, 2018.
In May 2018, we initiated a corporate restructuring and concluded a portion of the carrying value of our assets was not recoverable. For the three and six months ended June 30, 2018, we recorded an impairment charge of $2.2 million, which is included within our condensed consolidated statements of operations and comprehensive loss. We determined the fair value of these assets subject to impairment based on expected future cash flows using Level 2 inputs under ASC 820.
In May 2018, we commenced a search to find a buyer for certain excess fixed assets, primarily comprised of laboratory equipment. As of June 30, 2018, we met the criteria to classify such assets as held-for-sale and estimated the fair value less costs to sell these assets at $0.1 million.
7.     Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Compensation and related benefits, including severance	$1,571	$2,215
Development, site costs and contract manufacturing	675	519
Legal, audit and tax services	1,104	1,542
Consulting	59	160
Other accrued expenses and other current liabilities	581	1,126
	$3,990	$5,562

Other accrued expenses consist of accrued costs related to travel, equipment purchases, lab supplies and other miscellaneous costs.

8.                                      Stock-based compensation
Stock options
A summary of our stock option activity and related information as of June 30, 2018 is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	5,745,815	$7.28	8.32	$43
Granted	1,179,877	0.96
Forfeited/Canceled	(1,529,717)	5.90
Outstanding at June 30	5,395,975	6.28	8.05	1
Exercisable at June 30, 2018	2,576,138	10.88	6.96	1
No stock options were exercised during the three and six months ended June 30, 2018 or June 30, 2017.
The fair value of each stock-based option award is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	—	1.3% - 2.0%	2.7%	1.3% - 2.2%
Dividend yield	—	—	—	—
Volatility	—	89% - 109%	83% - 85%	89% - 109%
Expected term (years)		1.8 - 6.9	6.1	1.8 - 6.9
As of June 30, 2018, we had approximately $2.8 million of total unrecognized compensation cost, related to unvested stock options, which we expect to recognize over a weighted-average period of 2.9 years.
During the six months ended June 30, 2018, we granted options to purchase 1,179,877 shares of our common stock to employees at a weighted average grant date fair value of $0.70 per share, and with a weighted average exercise price of $0.96 per share. No option grants were made during the three months ended June 30, 2018. During the three and six months ended June 30, 2017, we granted options to purchase 2,183,106 and 4,015,356 shares of our common stock at weighted average grant date fair values of $1.11 and $1.15 per share, respectively, and with weighted average exercise prices of $1.46 and $1.51 per share, respectively.
We did not grant any options to purchase common stock to non-employees for the three and six months ended June 30, 2018. We granted 150,000 options to purchase common stock with a weighted average exercise price of $1.60 per share to non-employees for the three and six months ended June 30, 2017. Stock-based awards issued to non-employees are revalued at each reporting date until vested.
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

In January 2018, we initiated a reduction in workforce of approximately 50% in connection with a decision to streamline our operations and reduce our cost structure. In May 2018, we initiated a further reduction in workforce of approximately 50% in connection with our on-going efforts to effectively align Company resources. During the three months ended June 30, 2018, we recognized restructuring charges of $2.9 million, primarily comprised of $0.7 million of one-time termination benefits and $2.2 million of asset impairment charges attributable to our May 2018 restructuring activities. During the six months ended June 30, 2018, we recognized restructuring charges of $3.6 million, primarily comprised of $1.4 million of one-time termination benefits attributable to our January 2018 and May 2018 restructuring activities and $2.2 million of asset impairment charges attributable to our May 2018 restructuring activities. As of June 30, 2018, we have recognized substantially all restructuring charges related to our January 2018 and May 2018 restructuring activities. Our restructuring charges for the three and six months ended June 30, 2018, are included in our condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2017, we recognized restructuring charges of $2.0 million including $1.3 million of one-time termination benefits, $0.3 million of benefits under an ongoing benefit plan, $0.3 million of fixed asset impairment charges and $0.1 million of legal fees. For the six months ended June 30, 2017, we recognized restructuring charges of $3.5 million, including $2.3 million of one-time termination benefits, $0.3 million recorded for benefits under an ongoing benefit plan and $0.3 million of fixed asset impairment charges. Our restructuring charges for the three and six months ended June 30, 2017, are included in our condensed consolidated statements of operations and comprehensive loss.
For the six months ended June 30, 2018, we made cash payments of $1.3 million primarily related to severance benefits and other restructuring costs, primarily related to our January 2018 and May 2018 restructuring activities. For the six months ended June 30, 2017, we made cash payments of $4.1 million primarily related to severance benefits, of which all related to our December 2016 restructuring activities.
As of June 30, 2018, our restructuring accrual was $0.5 million and was recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet. Since the execution of our restructuring activities, we have incurred a total of $12.8 million of restructuring charges, of which $6.9 million relates to our December 2016 restructuring activities, $2.3 million relates to our June 2017 restructuring activities, $0.7 million relates to our January 2018 restructuring activities and $2.9 million relates to our May 2018 restructuring activities.
The following table outlines our restructuring activities for the six months ended June 30, 2018 (in thousands):

Accrued restructuring balance as of December 31, 2017	$403
Plus:
Severance	1,377
Other	44
Less:
Payments	(1,311)
Accrued restructuring balance as of June 30, 2018	$513

10.                                      Commitments and contingencies
On October 9, 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against us, several of our officers and directors and certain of the underwriters from our January 2015 follow-on public offering of our common stock. The plaintiffs purported to represent those persons who purchased shares of our common stock pursuant or traceable to our January 2015 follow-on public offering. The plaintiffs alleged, among other things, that the Company made false and misleading statements and failed to disclose material information in the Company’s January 2015 Registration Statement and incorporated offering materials. Plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and seek, among other relief, unspecified compensatory damages, rescission, pre-and post-judgment interest and fees, costs and disbursements. On December 7, 2015, the OvaScience defendants filed a notice of removal with the Federal District Court for the District of Massachusetts.  On December 30, 2015, plaintiffs filed a motion to remand the action to the Superior Court. Oral argument on the motion to remand was held on February 19, 2016. On February 23, 2016, the District Court granted plaintiffs' motion to remand the action to the Superior Court. On February 26, 2016, a second putative class action suit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against the Company, several of our officers and directors and certain of the underwriters from the January 2015 follow-on public offering of the Company's common stock. The complaint is substantially similar to the complaint filed in October 2015. The two actions subsequently were consolidated and plaintiffs filed a First Amended Class Action Complaint on June 17, 2016. Defendants filed motions to dismiss the complaint. Those motions were denied by order dated December 22, 2016. On August 17, 2016, an additional plaintiff, Westmoreland County Employee Retirement System (“Westmoreland”) moved to intervene in the consolidated action. The defendants opposed Westmoreland’s motion to intervene. The Superior Court granted Westmoreland’s motion to intervene on October 27, 2017. On August 7, 2017, the plaintiffs filed their motion for class certification, which the defendants opposed. Oral argument on the motion for class certification was held on September 29, 2017. On November 7, 2017, the Superior Court denied the plaintiffs’ motion for class certification. On August 14, 2017, the defendants filed their motion for summary judgment against plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas, which the plaintiffs opposed. Oral argument on the motion for summary judgment was held on October 18, 2017. On November 21, 2017, the Superior Court allowed the defendants’ motion for summary judgment, and the claims asserted by plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas in the consolidated actions were dismissed, leaving Westmoreland as the sole remaining plaintiff. On November 22, 2017, Westmoreland filed a putative class action complaint in the U.S. District Court for the District of Massachusetts against the same defendants alleging the same claims as are alleged in the state court case (the “Westmoreland Federal Action”). On January 17, 2018, the lead plaintiff in a different case, a purported shareholder class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Dahhan Action”) filed a motion to intervene in the Westmoreland Federal Action and to consolidate the Westmoreland Federal Action with the Dahhan Action. On July 16, 2017, the court denied the motions to intervene and consolidate the actions. In the Westmoreland Federal Action, on January 22, 2018, Westmoreland moved for appointment of lead plaintiff and approval of lead and liaison counsel. On July 16, 2018, the Court granted the motion, appointing Westmoreland as lead plaintiff and approved lead and liaison counsel. On January 22, 2018, Westmoreland filed a motion to voluntarily dismiss the Superior Court action without prejudice. The defendants opposed that motion. Oral argument on Westmoreland’s motion for voluntary dismissal was held on April 3, 2018. On April 5, 2018, the Superior Court allowed Westmoreland’s motion for voluntary dismissal with prejudice. The Superior Court entered final judgment on April 10, 2018, dismissing Westmoreland’s claims without prejudice and dismissing the claims of plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas with prejudice. We believe that the complaints in the remaining Westmoreland Federal Action are without merit and intend to defend against litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
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
On June 30, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware against certain of our present and former directors and the Company as a nominal defendant, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, alleging that compensation awarded to the director defendants was excessive. The parties have reached a settlement of the action whereby the Company agreed to seek shareholder approval for certain changes to non-director executive compensation. The Company also has agreed to pay $300,000 in attorney’s fees to plaintiff’s counsel, which has been accrued as of June 30, 2018. The settlement is subject to final approval by the Court. The Court has scheduled a fairness hearing for August 30, 2018. There can be no assurance, however, that the settlement will be approved. At present, we are unable to estimate potential losses should the settlement not be approved.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts against certain of our present and former directors and the Company as a nominal defendant, alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934 alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to the Company’s January 2015 follow-on public offering and public statements. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint, and to stay this case pending the outcome of the Westmoreland Federal Action and the Dahhan Action. The defendants do not believe that the proposed amended complaint cures the defects in the current complaint, but have informed plaintiffs’ counsel that, in the interest of judicial economy, the defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the pending Westmoreland Federal Action and the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. Per the court’s order on April 27, 2018, the case will be stayed upon the filing of the second amended complaint. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
We are not party to any other material litigation in any court.

11.                                      Subsequent Events
On August 8, 2018, we entered into a definitive agreement with Millendo Therapeutics, Inc. ("Millendo") under which Millendo will merge with OvaScience in an all-stock transaction. The merger will create a leading rare endocrine disease company focused on the development of distinct and transformative treatments for several diseases where there is a significant unmet medical need. Upon completion of the merger, OvaScience will be renamed Millendo Therapeutics, Inc., and is expected to trade on the Nasdaq Capital Market under the ticker symbol MLND.
An investor syndicate has committed to invest up to $30 million in the combined company, which will fund the further development, potential approval and commercialization of Millendo’s lead assets, livoletide and nevanimibe, and is expected to close before or concurrently with the completion of the merger. The total cash balance of the combined company following the closing of the merger and the financing is expected to be at least $70 million.
On a pro forma basis and based upon the number of shares of OvaScience common stock to be issued in the merger, current OvaScience shareholders will own approximately 20% of the combined company and current Millendo investors will own approximately 80% of the combined company (before accounting for the additional financing transaction). The actual allocation will be subject to adjustment based on OvaScience’s net cash balance at the time of closing. The transaction has been approved by the board of directors of both companies. The merger is expected to close in the fourth quarter of 2018, subject to the approval of OvaScience shareholders at a special shareholder meeting, as well as other customary conditions.
The combined company will be led by Julia Owens, Ph.D., Millendo Chief Executive Officer and President, and will be headquartered in Ann Arbor, Michigan.
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
On August 8, 2018, OvaScience announced that it had entered into a definitive agreement with Millendo under which Millendo will merge with OvaScience in an all-stock transaction. The transaction has been approved by the board of directors of both companies. The merger is expected to close in the fourth quarter of 2018, subject to the approval of OvaScience shareholders at a special shareholder meeting, as well as other customary conditions.
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
There were no other significant changes to our critical accounting policies and estimates in the six months ended June 30, 2018.
Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017, together with the changes from period to period (in thousands of dollars except for percentages):

	Three Months Ended,		2018/ 2017 Comparison		Six Months Ended		2018 / 2017 Comparison
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2018	2017	$	%	2018	2017	$	%
Revenues	$81	$84	$(3)	(4)%	$148	$147	$1	1%
Costs of revenues	54	274	(220)	(80)%	166	543	(377)	(69)%
Research and development expenses	2,394	4,997	(2,603)	(52)%	5,015	10,761	(5,746)	(53)%
Selling, general and administrative expenses	2,645	10,751	(8,106)	(75)%	6,869	17,880	(11,011)	(62)%
Restructuring	2,892	1,992	900	45%	3,584	3,480	104	3%
Interest income, net	224	186	38	20%	415	368	47	13%
Other income (expense), net	(19)	25	(44)	(176)%	2	(35)	37	(106)%
Loss from equity method investment	4	454	(450)	(99)%	4	875	(871)	(100)%
Income tax expense	—	13	(13)	(100)%	—	22	(22)	(100)%
Net loss	$(7,703)	$18,186	$(25,889)	(142)%	$(15,073)	$33,081	$48,154	(146)%

Revenues
Revenues for the three and six months ended June 30, 2018 were $81,000 and $148,000, respectively as compared to $84,000 and $147,000 for the three and six months ended June 30, 2017, respectively. We do not anticipate significant revenue from our programs in the near term.
Cost of Revenues
Costs of revenues for the three and six months ended June 30, 2018 were $0.1 million and $0.2 million, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively. The decrease in costs of revenues for the three and six months ended June 30, 2018 is attributable to the decrease in the number of biopsies performed primarily as a result of our shift in corporate priorities related to AUGMENT resulting from our restructuring activities and the related pricing programs offered, as well as a decrease in compensation costs resulting from our restructuring activities. Our costs of revenues include the cost of processing patient tissue that corresponds to treatment revenues for the reporting period. Given our shift in corporate priorities and focus on research and development, we expect cost of revenues to continue to decrease in the future.
Research and Development Expense
The $2.6 million, or 52%, decrease in our research and development expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, from $5.0 million to $2.4 million was primarily attributable to:

•	a $1.9 million decrease in employee compensation, including stock-based compensation, as a result of our corporate restructuring activities;

•	a $0.6 million decrease in travel, facilities and other costs primarily attributable to the decrease in our headcount as result of our corporate restructuring initiatives; and

•	a $0.1 million decrease in marketing, professional and commercial related costs primarily attributable to our shift in corporate strategy to focus on research and development activities.
The $5.7 million, or 53%, decrease in our research and development expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, from $10.8 million to $5.0 million was primarily attributable to:

•	a $3.6 million decrease in employee compensation, including stock-based compensation, as a result of our corporate restructuring activities;

•	a $1.6 million decrease in travel, facilities and other costs primarily attributable to the decrease in our headcount as result of our corporate restructuring initiatives; and

•	a $0.5 million decrease in marketing, professional and commercial related costs primarily attributable to our shift in corporate strategy to focus on research and development activities.
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
Selling, General and Administrative Expense
The $8.1 million, or 75%, decrease in selling, general and administrative expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, from $10.8 million to $2.6 million was primarily attributable to:

•	a $5.0 million decrease in employee compensation, including stock-based compensation, a result of our corporate restructuring activities;

•	a $2.6 million decrease in marketing and commercial related activities primarily attributable to our shift in corporate strategy to focus on research and development activities; and

•	a $0.5 million decrease in travel, facilities and other costs primarily attributable to the decrease in our headcount as result of our corporate restructuring initiatives.
The $11.0 million, or 62%, decrease in selling, general and administrative expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, from $17.9 million to $6.9 million was primarily attributable to:

•	a $7.6 million decrease in employee compensation, including stock-based compensation, a result of our corporate restructuring activities;

•	a $2.6 million decrease in marketing and commercial related activities primarily attributable to our shift in corporate strategy to focus on research and development activities; and

•	a $0.8 million decrease in travel, facilities and other costs primarily attributable to the decrease in our headcount as result of our corporate restructuring initiatives.
We expect selling, general and administrative expense to continue to decrease as a result of the corporate restructuring announcements in December 2016, June 2017, January 2018 and May 2018. We do not believe that our historical costs of supporting AUGMENT represent what any other future commercial treatment program we initiate may cost to support and do not anticipate substantial costs associated with supporting AUGMENT.
Restructuring Expense
Restructuring expenses were $2.9 million and $3.6 million for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018, we recognized restructuring charges of $2.9 million, primarily comprised of $0.7 million of one-time termination benefits and $2.2 million of asset impairment charges attributable to our May 2018 restructuring activities. During the six months ended June 30, 2018, we recognized restructuring charges of $3.6 million, primarily comprised of $1.4 million of one-time termination benefits attributable to our January 2018 and May 2018 restructuring activities and $2.2 million of asset impairment charges attributable to our May 2018 restructuring activities.
Restructuring expenses were $2.0 million and $3.5 million for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2017, we recognized restructuring charges of $2.0 million, including $1.3 million of one-time termination benefits, $0.3 million of benefits under an ongoing benefit plan, $0.3 million of fixed asset impairment charges and $0.1 million of legal fees. For the six months ended June 30, 2017, we recognized restructuring charges of $3.5 million, including $2.4 million of one-time termination benefits, $0.3 million recorded of benefits under an ongoing benefit plan, $0.3 million of fixed asset impairment charges and $0.5 million of other restructuring related costs primarily consisting of legal fees.
Interest Income, Net
Interest income, net was $0.2 million for the three months ended June 30, 2018 and 2017, which for both periods was comprised of $0.2 million of interest income related to short-term investments.
Interest income, net was $0.4 million for the six months ended June 30, 2018 and 2017, which for both periods was comprised of $0.4 million of interest income related to short-term investments.
Loss from Equity Method Investment
Loss from equity method investment from our OvaXon joint venture was de minimis for the three and six months ended June 30, 2018. Loss from equity method investment from this joint venture was $0.5 million and $0.9 million for the three and six months ended June 30, 2017.
Income Tax Expense
Income tax expense was immaterial for the three and six months ended June 30, 2018 and June 30, 2017. Income tax expense primarily consists of taxes incurred in the state and foreign jurisdictions in which we operate.

Liquidity and Capital Resources
Sources of Liquidity
We have generated limited AUGMENT treatment revenue to date and do not anticipate any significant revenues in the near-term. We have relied on the proceeds from sales of equity securities to fund our operations. Our short-term investments primarily trade in liquid markets, and the average days to maturity of our portfolio as of June 30, 2018 are less than 12 months. Because our fertility treatments are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our fertility treatments, or whether or when we may achieve profitability.
Our significant capital resources are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Cash, cash equivalents and short-term investments	$53,628	$67,203
Working capital	49,428	60,977

	Six Months Ended June 30,
	2018	2017
Cash (used in) provided by:
Operating activities	$(13,762)	$(27,275)
Investing activities	22,660	6,655
Capital expenditures (included in investing activities above)	(152)	(101)
Financing activities	—	—
 Cash Flows
Cash used in operating activities in both of the periods presented was primarily driven by our net loss. Cash flows used in operations can vary significantly due to various factors, including changes in the net loss and the timing of disbursements made for accounts payable and accruals.
Cash provided by investing activities for the six months ended June 30, 2018 included $52.5 million of proceeds from maturities of short-term investments and $0.2 million of proceeds from the sale of property, plant and equipment, which were offset by purchases of $26.7 million of short-term investments and $0.2 million of property, plant and equipment.
Cash provided by investing activities for the six months ended June 30, 2017 included purchases of $43.5 million of short-term investments and capital expenditures of $0.1 million, which were offset by $50.2 million of proceeds from maturities of short-term investments. Capital expenditures in the six months ended June 30, 2017 primarily consisted of laboratory equipment.
Net cash provided by financing activities for both the six months ended June 30, 2018 and June 30, 2017 was zero.

We will need substantial additional funds to support our planned operations. We expect that our existing cash, cash equivalents and short-term investments of $53.6 million at June 30, 2018 will enable us to fund our current operating plan for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our fertility treatments, and the extent to which we may enter into collaborations with third parties for development and commercialization of our fertility treatments, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current treatments in development. Our future capital requirements will depend on many factors, including:

•	the costs associated with clinical studies and trials;

•	the costs involved in collaborating with our academic and commercial partners, and any contract research organizations;

•	preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	establishing collaborations and partnerships on favorable terms, if at all;

•	developing, acquiring or in-licensing other potential fertility treatments and technologies; and

•	the timing for completion of our transaction with Millendo.
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

Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for non-employee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees), to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This update is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. Upon transition, entities will remeasure unsettled liability-classified awards and any unmeasured equity-classified awards for non-employees at fair value as of the adoption date. A cumulative-effect adjustment to retained earnings will be required as of the beginning of the fiscal year of adoption. We are currently assessing the impact ASU 2016-13 will have on our consolidated financial statements and footnote disclosures thereto.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years using a retrospective transition method to each period presented. The Company adopted this standard as of January 1, 2018 on a retrospective basis, which resulted in the recast of the prior reporting period in the statement of cash flows. For the six months ended June 30, 2018 and 2017, $0.8 million and $0.8 million, respectively, of restricted cash is included in the total of cash and restricted cash balance at the end of period. A reconciliation of cash and restricted cash from our condensed consolidated statement of cash flows to the amounts reported within our condensed consolidated balance sheet is also included in a table below our condensed consolidated statement of cash flows.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact ASU 2016-13 will have on our consolidated financial statements and footnote disclosures thereto.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for both operating and financing leases with lease terms of more than 12 months. The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases, to address two requirements of ASU 2016-02. ASU 2018-11 allows entities to recognize a cumulative-effect adjustment from the application of ASU 2016-02 to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors with a practical expedient to not separate non-lease components from the associated lease component if certain conditions are met. We are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements and footnote disclosures thereto.
ASU 2014-09, Revenue from Contracts with Customers, amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was effective for the Company on January 1, 2018. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of initial application. We adopted ASU 2014-09 effective January 1, 2018 and elected to adopt ASU 2014-09 using the modified retrospective approach and applied the standard only to contracts that had not yet been completed as of January 1, 2018. The impact under this methodology to our previously reported revenues is insignificant in the periods reported, and therefore the Company did not record a cumulative catch-up to deferred revenue and accumulated deficit upon adoption of the new standard on January 1, 2018.

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
A hypothetical 100 basis point increase in interest rates would result in an approximately $0.1 million and $0.1 million decrease in the fair value of our investments as of June 30, 2018 and December 31, 2017, respectively. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                 Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls.  No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II.                                                   Other Information
Item 1.                                 Legal Proceedings
On October 9, 2015, a purported class action lawsuit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against the Company, several of the Company’s officers and directors and certain of the underwriters from the Company’s January 2015 follow-on public offering of the Company’s common stock.  The plaintiffs purported to represent those persons who purchased shares of the Company’s common stock pursuant or traceable to the Company’s January 2015 follow-on public offering.  The plaintiffs alleged, among other things, that the Company made false and misleading statements and failed to disclose material information in the Company’s January 2015 Registration Statement and incorporated offering materials.  Plaintiffs alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and seek, among other relief, unspecified compensatory damages, rescission, pre-and post-judgment interest and fees, costs and disbursements.  On December 7, 2015, the OvaScience, Inc. defendants filed a notice of removal with the Federal District Court for the District of Massachusetts.  On December 30, 2015, plaintiffs filed a motion to remand the action to the Superior Court.  Oral argument on the motion to remand was held on February 19, 2016.  On February 23, 2016, the District Court granted plaintiffs' motion to remand the action to the Superior Court.  On February 26, 2016, a second putative class action suit was filed in the Suffolk County Superior Court in the Commonwealth of Massachusetts against the Company, several of the Company’s officers and directors and certain of the underwriters from the Company’s January 2015 follow-on public offering of the Company’s common stock.  The complaint is substantially similar to the complaint filed in October 2015.  The two actions subsequently were consolidated and plaintiffs filed a First Amended Class Action Complaint on June 17, 2016.  Defendants filed motions to dismiss the complaint.  Those motions were denied by order dated December 22, 2016. On August 17, 2016, an additional plaintiff, Westmoreland County Employee Retirement System (“Westmoreland”) moved to intervene in the consolidated action. The defendants opposed Westmoreland’s motion to intervene. The Superior Court granted Westmoreland’s motion to intervene on October 27, 2017. On August 7, 2017, the plaintiffs filed their motion for class certification, which the defendants opposed. Oral argument on the motion for class certification was held on September 29, 2017. On November 7, 2017, the Superior Court denied the plaintiffs’ motion for class certification. On August 14, 2017, the Defendants filed their motion for summary judgment against plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas, which the plaintiffs opposed. Oral argument on the motion for summary judgment was held on October 18, 2017. On November 21, 2017, the Superior Court allowed the defendants’ motion for summary judgment, and the claims asserted by plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas in the consolidated actions were dismissed, leaving Westmoreland as the sole remaining plaintiff. On November 22, 2017, Westmoreland filed a putative class action complaint in the U.S. District Court for the District of Massachusetts against the same defendants alleging the same claims as are alleged in the state court case (the “Westmoreland Federal Action”). On January 17, 2018, the lead plaintiff in a different case, a purported shareholder class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Dahhan Action”) filed a motion to intervene in the Westmoreland Federal Action and to consolidate the Westmoreland Federal Action with the Dahhan Action. On July 16, 2017, the Court denied the motions to intervene and consolidate the actions. In the Westmoreland Federal Action, on January 22, 2018, Westmoreland moved for appointment of lead plaintiff and approval of lead and liaison counsel. On July 16, 2018, the Court granted the motion, appointing Westmoreland as lead plaintiff and approved lead and liaison counsel. On January 22, 2018, Westmoreland filed a motion to voluntarily dismiss the Superior Court action without prejudice. The defendants opposed that motion. Oral argument on Westmoreland’s motion for voluntary dismissal was held on April 3, 2018. On April 5, 2018, the Superior Court allowed Westmoreland’s motion for voluntary dismissal with prejudice. The Superior Court entered final judgment on April 10, 2018, dismissing Westmoreland’s claims without prejudice and dismissing the claims of plaintiffs Heather Carlson, Cesar Castellanos, Philipp Hofmann, and Carlos Rivas with prejudice. The Company believes that the complaint in the remaining Westmoreland Federal Action is without merit and intends to defend against the litigation.  There can be no assurance, however, that the Company will be successful.  A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.  At present, we are unable to estimate potential losses, if any, related to the lawsuit.
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
On June 30, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware against certain of our present and former directors and the Company as a nominal defendant alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Section 14(a) of the Securities Exchange Act of 1934 alleging that compensation awarded to the director defendants was excessive. The parties have reached a settlement of the action whereby the Company agreed to seek shareholder approval for certain changes to non-director executive compensation. The Company also has agreed to pay $300,000 in attorney’s fees to plaintiff’s counsel. The settlement is subject to final approval by the Court. The Court has scheduled a fairness hearing for August 30, 2018. There can be no assurance, however, that the settlement we will be approved. At present, we are unable to estimate potential losses, if any, related to the lawsuit should the settlement not be approved.
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

If we do not successfully consummate the merger with Millendo (the “Merger”) or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if the board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the Company; (ii) litigation against the Company, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Company.

Failure to complete the Merger may result in us paying a termination fee or expenses to Millendo and could harm the price of our common stock and our future business and operations.

If the Merger is not completed, we are subject to the following risks:

•	if the Merger Agreement is terminated under certain circumstances, we would be required to pay certain transaction expenses of Millendo, up to a maximum of $1.0 million;

•	if the Merger Agreement is terminated under certain circumstances, we would be required to pay Millendo a termination fee of $3.0 million;

•	the price of our common stock may decline and remain volatile; and

•	costs related to the Merger, such as legal and accounting fees, some of which must be paid even if the Merger is not completed.
In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by Millendo in the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either we or Millendo can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement and the closing. However, certain types of changes do not permit either us or Millendo to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us, including:

•	any rejection or non-acceptance by a governmental body of a registration or filing by us or Millendo relating to certain intellectual property rights of us or Millendo;

•	the taking of any action by either us or Millendo at the written request of the other party, or expressly required to comply with the terms of the merger agreement;

•	changes in or affecting the industries in which either we or Millendo operate to the extent they do not disproportionately affect we or Millendo, respectively, taken as a whole;

•	any change, effect or circumstance resulting from the announcement or pendency of the Merger or any related transactions;

•
changes in general economic or political conditions or the securities market in general, whether as a result of acts of terrorism, war, whether or not declared, armed conflicts, natural disaster or otherwise, to the extent they do not disproportionately affect either us or Millendo, taken as a whole, or the commencement or continuation of war, terrorism or hostilities, or natural disasters or political events;

•	any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof;

•	any general economic or political conditions or conditions generally affecting the industries in which we and Millendo operate;

•	with respect to us, any change in the stock price or trading volume of our common stock, excluding any underlying effect that may have caused such change;

•
with respect to us, any changes in or affecting research and development, clinical trials or other drug development activities conducted by us or on our behalf in respect of our products excluding any underlying liability resulting from those changes; and

•	with respect to us, continued losses from operations or decreases in our cash balances or those of our subsidiaries.
If adverse changes occur and we and Millendo still complete the Merger, the price of our common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons if:

•	investors react negatively to the prospects of the combined organization’s business and prospects from the Merger;

•	the effect of the Merger on the combined organization's business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.
Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or may only receive part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede our ability to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior proposal.

If the conditions of the Merger are not met, the Merger will not occur.

Even if the Merger is approved by our stockholders and Millendo's stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

Our ability to successfully complete the Merger, or if the Merger is not completed, another potential strategic transaction, depends in large part on our ability to retain certain of our remaining personnel, particularly Christopher Kroeger, our president and chief executive officer. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

Item 6.                                 Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the following Exhibit Index.

Exhibit Index

Exhibit	Description

10.1#	Retention Agreement dated as of May 3, 2018 by and between the Registrant and Christohper Kroeger.

10.2#	Retention Agreement dated as of May 3, 2018 by and between the Registrant and James Lillie.

10.3#	Retention Agreement dated as of May 3, 2018 by and between the Registrant and Jonathan Gillis.

10.4#	Amendment to Retention Agreement dated as of August 9, 2018 by and between the Registrant and Jonathan Gillis.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#    Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVASCIENCE, INC.

		By:	/s/ Christopher Kroeger
			Name:	Christopher Kroeger, M.D., M.B.A.
Date:	August 9, 2018		Title:	Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jonathan Gillis
			Name:	Jonathan Gillis
Date:	August 9, 2018		Title:	SVP, Finance (Principal Accounting and Financial Officer)