Form 10-Q
period 2019-03-31
Millendo Therapeutics, Inc.
filed 2019-05-15
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001‑35890

Millendo Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45‑1472564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 North Main Street, Suite 100 Ann Arbor, Michigan	48104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 845‑9000

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MLND	The Nasdaq Capital Market, LLC

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2019 was 13,385,797.

INDEX TO FORM 10‑Q

		Page
	PART I — FINANCIAL INFORMATION	4

Item 1.	Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	4
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	5
	Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7
	Notes to Interim Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

	PART II — OTHER INFORMATION	25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	68

Signatures		70

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context suggests otherwise, references in this Quarterly Report on Form 10‑Q, or Quarterly Report, to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our plans, estimates and beliefs and include, but are not limited to, statements about our plans to develop and commercialize our product candidates; the progress and timing of our ongoing and planned clinical trials for our product candidates, including our plans to amend the protocol for our Phase 2b classic congenital adrenal hyperplasia study and the timing of topline results from the Phase 2b portion of our Phase 2b/3 clinical trial of livoletide in Prader Willi syndrome (“PWS”) patients; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; and our estimates regarding future revenue, if any, future expenses, the funding of our operations, including whether our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plans into the second half of 2020 and through the topline results of the Phase 2b portion of our Phase 2b/3 clinical trial of livoletide in PWS patients, as well as our future capital requirements and needs for additional financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10‑Q under Part II, Item 1A, “Risk Factors.”

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I – Financial Information

Item 1 – Financial Statements

MILLENDO THERAPEUTICS, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$65,587	$73,286
Short-term restricted cash	45	45
Marketable securities	1,400	4,385
Prepaid expenses and other current assets	4,174	3,373
Refundable tax credit	1,530	2,333
Total current assets	72,736	83,422
Long-term restricted cash	439	439
Operating lease right of use assets	797	—
Other assets	333	213
Total assets	$74,305	$84,074
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$191	$189
Accounts payable	2,344	1,998
Accrued expenses	5,746	7,630
Operating lease liabilities — current	1,004	—
Total current liabilities	9,285	9,817
Debt, net of current portion	325	383
Operating lease liabilities	817	—
Other liabilities	192	752
Total liabilities	10,619	10,952
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 13,357,999 shares issued and outstanding	13	13
Additional paid-in capital	235,815	234,876
Accumulated deficit	(174,452)	(164,086)
Accumulated other comprehensive income	139	148
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	61,515	70,951
Equity attributable to noncontrolling interests	2,171	2,171
Total stockholders’ equity	63,686	73,122
Total liabilities and stockholders’ equity	$74,305	$84,074

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$6,204	$2,769
General and administrative	4,453	1,619
Loss from operations	10,657	4,388
Other expenses:
Interest expense (income), net	$(315)	$(9)
Other loss	24	7
Net loss	$(10,366)	$(4,386)
Net loss attributable to noncontrolling interest	—	125
Net loss attributable to common stockholders	$(10,366)	$(4,261)
Net loss per share of common stock, basic and diluted	$(0.78)	$(6.00)
Weighted‑average shares of common stock outstanding, basic and diluted	13,357,999	710,390
Other comprehensive income:
Foreign currency translation adjustment	$(9)	$19
Comprehensive loss	$(10,375)	$(4,242)
Comprehensive income attributable to noncontrolling interest	$—	$3
Comprehensive loss attributable to Millendo Therapeutics, Inc.	$(10,375)	$(4,245)

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Consolidated statements of convertible preferred stock, redeemable noncontrolling interests and stockholders’

(deficit) equity

(Unaudited)

(in thousands except share amounts)

						Total
						Stockholders’
						(Deficit)
						Equity
					Accumulated	attributable	Total Equity	Total
			Additional		Other	to Millendo	Attributable to	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Stock-based compensation expense	—	—	939	—	—	939	—	939
Foreign currency translation adjustment	—	—	—	—	(9)	(9)	—	(9)
Net income (loss)	—	—	—	(10,366)	—	(10,366)	—	(10,366)
Balance at March 31, 2019	13,357,999	$13	$235,815	$(174,452)	$139	$61,515	$2,171	$63,686

				Stockholders’ Equity (Deficit)
											Total
											Stockholders’
											(Deficit)
											Equity
										Accumulated	attributable	Total Equity	Total
	Convertible		Redeemable					Additional		Other	to Millendo	Attributable to	Stockholders’
	Preferred Stock		Noncontrolling	Common Stock		Common-1 Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Interests	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 1, 2018	90,848,515	$132,922	$10,584	246,347	$—	464,043	$—	$6,192	$(136,894)	$8	$(130,694)	$2,171	$(128,523)
Stock-based compensation expense	—	—	—	—	—	—	—	177	—	—	177	—	177
Foreign currency translation adjustment	—	—	3	—	—	—	—	—	—	16	16	—	16
Net income (loss)	—	—	(125)	—	—	—	—	—	(4,261)	—	(4,261)	—	(4,261)
Balance at March 31, 2018	90,848,515	$132,922	$10,462	246,347	$—	464,043	$—	$6,369	$(141,155)	$24	$(134,762)	$2,171	$(132,591)

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss	$(10,366)	$(4,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	6
Stock‑based compensation expense	939	177
Amortization of operating lease right of use assets	(68)	—
Unrealized foreign currency gain	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(221)	(166)
Accounts payable	398	(202)
Accrued expenses and other liabilities	(1,291)	(423)
Cash used in operating activities	(10,601)	(4,997)
Investing activities:
Purchase of property and equipment	(10)	(1)
Proceeds from sale of marketable securities	2,986	—
Net cash paid in Alizé asset purchase	—	(524)
Cash provided by (used in) investing activities	2,976	(525)
Financing activities:
Repayment of debt	(45)	(43)
Payment of financing costs	(15)	—
Cash used in financing activities	(60)	(43)
Effect of foreign currency exchange rate changes on cash	(14)	30
Net decrease in cash, cash equivalents and restricted cash	(7,699)	(5,535)
Cash, cash equivalents and restricted cash at beginning of period	73,770	17,623
Cash, cash equivalents and restricted cash at end of period	$66,071	$12,088
Supplemental schedule of non‑cash financing activities:
Financing costs in accounts payable and accrued expenses	$60	$47

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and description of business

Description of Business

Millendo Therapeutics, Inc., a Delaware corporation, together with its subsidiaries, is a late‑stage biopharmaceutical company focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. The Company is currently advancing two product candidates for orphan endocrine diseases. The Company’s most advanced product candidate, livoletide (AZP‑531), is a potential treatment for Prader‑Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company is also developing nevanimibe (ATR‑101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company is also investigating nevanimibe for the treatment of patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands.

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

The Merger was accounted for as a reverse acquisition and recapitalization, with Private Millendo being treated as the accounting acquirer. As such, the results of operations and cash flows prior to the Merger Date, relate to Private Millendo and its subsidiaries. Subsequent to the Merger Date the information relates to the consolidated entities of Millendo Therapeutics, Inc. All share and per share amounts in the unaudited interim consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the exchange ratio applied in connection with the Merger.

Liquidity

The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of March 31, 2019, the Company had cash, cash equivalents and marketable securities of $67.0 million and an accumulated deficit of $174.5 million.

In April 2019, the Company entered into an "at-the-market" ("ATM") equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million which allows the Company to sell its common shares through the facilities of the Nasdaq Capital Market. Subject to the terms of the equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility.

The Company will likely require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents and marketable securities at March 31, 2019 are sufficient to fund operations into the second half of 2020.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation and consolidation principles

The accompanying unaudited interim consolidated financial statements include the accounts of Millendo Therapeutics, Inc. and its subsidiaries, and all intercompany amounts have been eliminated. The unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited interim consolidated financial statements include the accounts of the Company’s subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

Unaudited interim financial statements

The Company has prepared the accompanying unaudited interim consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosure required by GAAP. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10‑K filed with the SEC on April 1, 2019.

Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except as follows:

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which requires the Company as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. ASU 2016‑02 became effective for the Company on January 1, 2019.

The Company adopted ASU 2016‑02 using a modified retrospective transition approach as of January 1, 2019 and will not restate its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company has elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.  As a result of the adoption of ASC 842, the Company recognized an operating lease liability of $2.0 million based on the present value of the minimum rental payments of the leases and a corresponding operating lease right of use (“ROU”) asset of $0.9 million within the Company’s consolidated balance sheet.  The Company’s ROU asset is exclusive of any early lease termination obligations whereby future contractual lease payments exceed estimated sublease income.

Under ASC 842, the Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.  When readily determinable, the Company uses the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.  For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has noncancelable operating leases for office and laboratory space which have remaining lease terms between two and seven years. In connection with the Merger, the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The term of the sublease expires in November 2020. In February 2019 and October 2018, the Company entered into two additional noncancelable operating leases for office space; one that the Company took possession of in April 2019, and the other that the Company will take possession of in July 2019.

As of March 31, 2019, the lease liabilities and the ROU asset are $1.8 million and $0.8 million, respectively. The discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to nine years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three months ended March 31, 2019 nor were the future payments related to the leases the Company entered into in February 2019 and October 2018.

Rent expenses related to the Company's operating leases was approximately $67,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.2 million and the Company received approximately $71,000 in sublease payments related to its Waltham, Massachusetts lease during the three months ended March 31, 2019.  The weighted average remaining term of the Company’s noncancelable operating leases is 2.45 years. Future minimum rental payments under the Company’s noncancelable operating leases at March 31, 2019 is as follows (amounts in thousands):

2019	$773
2020	969
2021	45
2022	45
2023	45
Thereafter	90
Total	1,967
Present Value Adjustment	(146)
Lease liability at March 31, 2019	$1,821

Future minimum rental payments under the Company’s noncancelable operating leases at December 31, 2018 is as follows (in thousands):

2019	$1,208
2020	1,327
2021	414
2022	425
2023	436
Thereafter	293
$4,103

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

Net loss per share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock (including shares of common‑1 stock during the three months ended March 31, 2018) outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, preferred stock warrants, restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted‑average number of shares of common stock remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti‑dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted‑average shares of common stock outstanding, as they would be anti‑dilutive:

	Three months ended March 31,
	2019	2018
Stock options	2,381,288	701,678
Convertible preferred stock	—	6,759,109
Common stock warrants	17,125	—
Preferred stock warrants	—	17,125
BSA and BSPCE warrants	156,719	156,719
	2,555,132	7,634,631

Recent accounting pronouncements

In August 2018, the FASB issued ASU No. 2018‑13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018‑13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its disclosures.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This standard was effective January 1, 2019 and required adoption on a retrospective basis unless it was impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard which did not have a material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, ASU 2016‑13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses. ASU 2016‑13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

3. Fair value measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$53,365	$—	$—
Marketable securities - U.S. government agency	$—	$—	$—
Marketable securities - Corporate debt securities	$—	$1,400	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$25,145	$—	$—
Marketable securities - U.S. government agency	$—	$2,994	$—
Marketable securities - Corporate debt securities	$—	$1,391	$—

Prior to the Merger in December 2018, the Company’s preferred stock warrants were liability classified and remeasured at each reporting period using level 3 inputs.  There were no changes in the fair value of the preferred stock warrant liability during the three months ended March 31, 2018.

4. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31,	December 31,
	2019	2018
Compensation and related benefits	$2,064	$3,537
Professional fees	1,598	1,140
Preclinical and clinical costs	1,524	1,811
Lease termination	—	630
Other	560	512
Total	$5,746	$7,630

In connection with the adoption of ASC 842 on January 1, 2019, the lease termination balance as of December 31, 2018 was reclassified into the Company’s operating lease liability.

5. Debt

Bpifrance Reimbursable Advance

In December 2017, in connection with its acquisition of Alizé Pharma SAS (“Alizé”), the Company assumed €0.7 million of debt that Alizé had outstanding with Bpifrance Financing (“Bpifrance”). The original advance amount of €0.8 million (“the Bpifrance Advance”) was provided to Alizé as an innovation aid that required Alizé to carry out certain activities related to its livoletide clinical development program and incur a certain level of program expenditures. No interest is charged or accrued under the advance.

The Company is required to make quarterly principal payments, which began in December 2016 and continue through September 2021. The quarterly principal payments escalate over the repayment period beginning with €17,500 per quarter and increasing to €50,000 through maturity. In addition to the quarterly payments, beginning January 1, 2016, Bpifrance may require the Company to pay, by no later than March 31st of each year, a reimbursement annuity equal to 20% of the proceeds generated by the Company from license, assignment or use of livoletide. Under no circumstance, however, would the Company be required to reimburse to Bpifrance principal amounts greater than the original advance it received.

The Company is permitted to repay the Bpifrance Advance at any time, at which point it would be released from all commitments and obligations under the Bpifrance Advance agreement. The Bpifrance Advance Agreement does not contain any ongoing financial covenants.

During the three months ended March 31, 2019 and 2018, the Company made principal payments of $45,000 and $43,000, respectively.  At March 31, 2019, the balance outstanding was $0.5 million (€0.5 million).

6. Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16‑3443‑BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17‑cv‑10511‑IT (D. Mass.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. The parties presently are engaged in discovery. The Company believes that the amended complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17‑cv‑11382‑IT (D. Mass.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) as a nominal defendant alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and corporate waste. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint, and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Between October 16, 2018 and November 21, 2018, five putative class action lawsuits were filed in various federal District Courts against OvaScience, Inc. and the OvaScience Board of Directors related to OvaScience’s proposed merger with Millendo Therapeutics, Inc.:  Cunningham v. Kroeger, et al., No. 1:18‑cv‑01595 (D. Del. filed Oct. 16, 2018); Adlard v. OvaScience, Inc., et al., No. 1:18‑cv‑12332 (D. Mass. filed Nov. 6, 2018); Wheby v. OvaScience, Inc., et al., No. 1:18‑cv‑1811 (D. Del. filed Nov. 16, 2018); Cuenca Aubets v. OvaScience, Inc., et al., No. 1:18‑cv‑10882 (S.D.N.Y. filed Nov. 20, 2018); and Kim v. OvaScience, Inc., et al., No. 1:18‑cv‑10939 (S.D.N.Y. filed Nov. 21, 2018). The Complaints each alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a‑9 promulgated thereunder, and as against the individual defendants, violations of Section 20(a) of the Securities Exchange Act of 1934. The Cunningham plaintiff alleged that OvaScience’s Form S‑4 Registration Statement filed on September 26, 2018 omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. The Adlard, Wheby, Cuenca Aubets and Kim plaintiffs alleged that OvaScience’s Definitive Proxy Statement on Schedule 14A filed on November 6, 2018, omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. OvaScience subsequently supplemented its disclosures. The Cunningham plaintiff voluntarily dismissed his complaint on December 10, 2018, and the Wheby plaintiff voluntarily dismissed his complaint on February 28, 2019. On March 18, 2019, the court dismissed the Cuenca Aubets and Kim actions for failure to serve. The Company is in negotiations with counsel for the plaintiffs regarding their demands for attorneys’ fees. There can be no assurance that the negotiations will be successful. If the negotiations are not successful, the Company may be required to litigate the fee applications and/or the underlying actions.

In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

7. Stock‑based compensation

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

The Millendo Plan and the 2012 Plan provide for the issuance of stock options, stock appreciation rights, restricted stock units and other stock-based or cash awards to purchase shares of common stock to eligible employees, officers, directors and consultants. As of March 31, 2019 there were 259,091 shares of common stock available for future issuance under both plans in the aggregate. The amount, terms of grants, and exercisability provisions are determined and set by the Company’s board of directors.

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the vesting period of the award. Stock‑based awards issued to nonemployees are revalued until the award vests.

The Company recorded stock‑based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three months
	ended
	March 31,
	2019	2018
Research and development	$423	$71
General and administrative	516	106
Total	$939	$177

Stock options

Options issued under both plans may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity related to stock option grants to employees and nonemployees for the three months ended March 31, 2019:

		Weighted	Weighted-average
		average	remaining
		exercise price	contractual
	Shares	per share	life (years)
Outstanding at December 31, 2018	1,764,287	$26.81	8.0
Granted	705,133	9.21
Forfeited	(88,132)	59.41
Outstanding at March 31, 2019	2,381,288	$20.39	7.8
Vested and exercisable at March 31, 2019	891,961	$34.63	5.1
Vested and expected to vest at March 31, 2019	2,381,288	$20.39	7.8

As of March 31, 2019, the unrecognized compensation cost related to 1,489,327 unvested stock options expected to vest was $10.4 million. This unrecognized compensation will be recognized over an estimated weighted‑average amortization period of 3.3 years.  There were no options exercised during the three months ended March 31, 2019. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2019 was $11.1 million and $5.6 million, respectively. The options granted during the three months ended March 31, 2019 had an estimated weighted average grant date fair value of $6.45.  There were no options granted during the three months ended March 31, 2018. The grant date fair value of each option grant was estimated during the three months ended March 31, 2019 using the following assumptions within the Black‑Scholes option‑pricing model:

Three months ended
March 31,
2019
Expected term (in years)	6.05
Expected volatility	80%
Risk-free interest rate	2.55%
Expected dividend yield	0%

At the time of the Alizé acquisition in December 2017, Alizé had 6,219 non‑employee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted‑average exercise prices of €80.06 and €83.40, respectively. As of March 31, 2019, all BSAs and BSPCEs were vested. As of March 31, 2019, there were an aggregate of 156,719 shares of common stock issuable upon the exercise of the warrants with a weighted‑average exercise price of $6.76 per share. These instruments are included in the equity attributable to noncontrolling interests.

8. Subsequent events

In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts to expand its operations.  Monthly rental payments will commence in May 2019 and continue through the lease term, which is scheduled to end in September 2020.  The Company has the right to terminate the lease at any time and upon prior written notice.  The lease does not provide for an extension or renewal.  The Company will make future rental payments of $74,000 and $96,000 in fiscal 2019 and 2020, respectively.

In May 2019, the Company funded an escrow totaling approximately $1.0 million in connection with a sublease agreement for office space located in Waltham, Massachusetts assumed in connection with the Merger. The escrowed amount represents the difference in the annual base rent payable under the sublease agreement and the annual base rent payable under the overlease for the remaining term of the sublease agreement.  The escrowed amount will be released on a monthly basis over the remaining lease term as the annual base rent payments are made by the Company.

Subsequent events were evaluated through the filing date of this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our interim unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and with our annual audited consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 1, 2019. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report and in our Annual Report on Form 10‑K, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward‑Looking Statements.”

Overview

We are a late-stage biopharmaceutical company focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. We are currently advancing two product candidates for orphan endocrine diseases. Our most advanced product candidate, livoletide (AZP‑531), is a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers and early mortality. In a randomized, double-blind, placebo-controlled Phase 2 clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident PWS patients from the Phase 2 trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. In March 2019, we announced that we initiated a pivotal Phase 2b/3 clinical trial of livoletide in PWS patients, with topline results from the Phase 2b portion of the study expected in the first half of 2020.

We are also developing nevanimibe (ATR-101) with a primary focus on treating patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female CAH patients can experience hirsutism, infertility and menstrual irregularity, and male CAH patients can experience testicular atrophy, infertility and testicular tumors, making it difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2 clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018.  We are also investigating nevanimibe for the treatment of patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands.

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $10.4 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $174.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

Recent Developments

Livoletide (AZP-531) for the treatment of Prader-Willi syndrome (PWS)

We have initiated pre-clinical activities in support of the development of a multi-dose pen device to improve patient and caregiver convenience and further simplify administration of livoletide (AZP‑531), which we are developing as a potential treatment for PWS, a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers and early mortality.

Nevanimibe for the treatment of classic congenital adrenal hyperplasia (CAH)

The nevanimibe Phase 2b CAH study began in the third quarter of 2018 and is ongoing.  Preliminary data with a starting dose of 1000 mg BID (twice per day) has demonstrated lower tolerability than expected based on prior clinical experience with nevanimibe. Three of six subjects in the Phase 2b CAH study discontinued the study after beginning treatment as a result of non-serious adverse events, primarily of rash, dysuria, or diarrhea.  Patients treated at 500 mg BID in previously completed studies tolerated nevanimibe well. We believe that dose escalation from a starting dose of 500 mg BID to higher planned doses may allow patients to better tolerate the therapy. We plan to amend the Phase 2b CAH protocol.  Enrollment will be paused while a protocol amendment is submitted to appropriate regulatory authorities and ethics committees. Patients currently enrolled in the study will continue per protocol and may dose escalate to 1500 mg BID and 2000 mg BID. To date, two subjects have received both 1500 mg BID and 2000 mg BID and have completed or are near completing the 12-week study duration.

Previous experience with nevanimibe includes a Phase 2 CAH study where patients started at 125 mg BID and dose escalated to 1000 mg BID, and a healthy volunteer drug-drug interaction study with nevanimibe at 500 mg BID for 11 days. In addition, the Phase 1 ACC study dosed subjects over 2.5 times above the highest dose being explored in the Phase 2b CAH study.

We are currently evaluating the timeline implications of the proposed protocol amendment.

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

Immediately following the Merger, Private Millendo became a wholly-owned subsidiary of OvaScience. Upon consummation of the Merger, or the Closing, OvaScience adopted the business plan of Private Millendo and discontinued the pursuit of OvaScience’s business plan pre-Closing. The Merger was accounted for as a reverse recapitalization with Private Millendo as the accounting acquirer. On the Merger date, the primary pre-combination assets of OvaScience was cash, cash equivalents and marketable securities. At the time of the Merger, OvaScience had net assets of $38.0 million, which were comprised primarily of cash, cash equivalents and marketable securities.

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

The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(dollars in thousands)
Nevanimibe expenses	$818	$1,268	$(450)	(35.5)%
Livoletide expenses	3,003	438	2,565	585.6
Personnel expenses	1,879	929	950	102.3
Other expenses	504	134	370	276.1
Total	$6,204	$2,769	$3,435	124.1%

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

Interest expense (income), net

Interest income represents amounts earned on our cash, cash equivalents and marketable securities balances.

Results of operations

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018	Change
	(dollars in thousands)
Operating expenses:
Research and development	$6,204	$2,769	$3,435	124.1%
General and administrative	4,453	1,619	2,834	175.0
Loss from operations	10,657	4,388	6,269	142.9
Other expenses:
Interest expense (income), net	(315)	(9)	(306)	*
Other loss	24	7	17	242.9
Net loss	$(10,366)	$(4,386)	$(5,980)	136.3%

*Not meaningful

Research and development expense

Research and development expense increased by $3.4 million to $6.2 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018. The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(dollars in thousands)
Preclinical and clinical development expense	$4,093	$1,706	$2,387	139.9%
Compensation expense, other than stock-based compensation	1,456	858	598	69.7
Stock-based compensation expense	423	71	352	*
Other expenses	232	134	98	73.1
Total research and development expense	$6,204	$2,769	$3,435	124.1%

*Not meaningful

The increase in total research and development expense is attributable to:

•	a $1.0 million increase in compensation and stock-based compensation expenses as a result of our increase in research and development headcount and additional options granted;
•	a $0.1 million increase in other expense due to facility and other overhead expenses; and
•	a $2.4 million increase in preclinical and clinical development expense mainly related to the development of livoletide.

General and administrative expense

General and administrative expense increased by $2.8 million to $4.5 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. The increase was primarily due to a $1.4 million increase in professional fees incurred mainly related to being a publicly traded company, a $0.8 million increase in compensation and stock-based compensation expense as a result of our increase in general and administrative headcount and changes to compensation arrangements, and a $0.6 million increase in insurance, rent and facility related expenses due to increased headcount and operating as a public company.

Interest expense (income), net

Interest income increased by $0.3 million to $0.3 million for the three months ended March 31, 2019 from $9,000 for the three months ended March 31, 2018. The increase was primarily due to larger cash, cash equivalent and marketable securities balances we had immediately following the Merger.

Other loss

Other loss increased by $17,000 to $24,000 for the three months ended March 31, 2019 primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources

The following table sets forth the primary uses of cash and cash equivalents for each year set forth below:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(10,601)	$(4,997)
Net cash provided by (used in) investing activities	2,976	(525)
Net cash used in financing activities	(60)	(43)
Effect of foreign currency exchange rate changes on cash	(14)	30
Net decrease in cash, cash equivalents and restricted cash	$(7,699)	$(5,535)

Uses of funds

Operating activities

During the three months ended March 31, 2019, we used $10.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $10.4 million and a net increase in operating assets and liabilities of $1.1 million, offset by non-cash charges of $0.9 million, principally related to stock-based compensation.

During the three months ended March 31, 2018, we used $5.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $4.4 million and a net increase in operating assets and liabilities of $0.8 million, offset by non-cash charges of $0.2 million, principally related to stock-based compensation.

Investing activities

During the three months ended March 31, 2019, we received $3.0 million in net proceeds from the sale of marketable securities and paid $10,000 in purchases of property and equipment.

During the three months ended March 31, 2018, we made remaining payments of $0.5 million in connection with the asset acquisition of Alizé.

Financing activities

During the three months ended March 31, 2019, we used cash of $45,000 in principal loan repayments and $15,000 in the payment of financing costs.

During the three months ended March 31, 2018, we used cash of $43,000 in principal loan repayments.

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

In April 2019, we entered into an "at-the-market", or ATM, equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows us to sell our common shares through the facilities of the Nasdaq Capital Market. Subject to the terms of the equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $67.0 million, which we believe are sufficient to fund our planned operations into the second half of 2020. Our existing cash, cash equivalents and marketable securities are currently expected to be sufficient to fund our current operating plans through the topline results of the Phase 2b portion of our livoletide pivotal Phase 2b/3 PWS study.

Our future capital requirements will depend on many factors, including:

•	the outcome of our Phase 2b CAH protocol amendment submissions to appropriate regulatory authorities and ethics committees, and the timing of responses to these submissions;
•	the scope, progress, results and costs of preclinical studies and clinical trials;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations and Commitments

As of March 31, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.

Subsequent to March 31, 2019, we entered into a lease agreement for office space in Lexington, Massachusetts to expand our operations.  Monthly rental payments will commence in May 2019 and continue through the lease term, which is scheduled to end in September 2020.  We have the right to terminate the lease at any time and upon prior written notice.  The lease does not provide for an extension or renewal.  We will make future rental payments of $74,000 and $96,000 in fiscal 2019 and 2020, respectively.

In May 2019, we funded an escrow totaling approximately $1.0 million in connection with a sublease agreement for office space located in Waltham, Massachusetts assumed in connection with the Merger. The escrowed amount represents the difference in the annual base rent payable under the sublease agreement and the annual base rent payable under the overlease for the remaining term of the sublease agreement.  The escrowed amount will be released on a monthly basis over the remaining lease term as the annual base rent payments are made by us.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2019, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

Other than as described under Note 2 to our unaudited interim consolidated financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Form 10‑K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, have not materially changed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15,as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II

Item 1.  Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16‑3443‑BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17‑cv‑10511‑IT (D. Mass.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. The parties presently are engaged in discovery. The Company believes that the amended complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17‑cv‑11382‑IT (D. Mass.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) as a nominal defendant alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and corporate waste. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint, and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Between October 16, 2018 and November 21, 2018, five putative class action lawsuits were filed in various federal District Courts against OvaScience, Inc. and the OvaScience Board of Directors related to OvaScience’s proposed merger with Millendo Therapeutics, Inc.:  Cunningham v. Kroeger, et al., No. 1:18‑cv‑01595 (D. Del. filed Oct. 16, 2018); Adlard v. OvaScience, Inc., et al., No. 1:18‑cv‑12332 (D. Mass. filed Nov. 6, 2018); Wheby v. OvaScience, Inc., et al., No. 1:18‑cv‑1811 (D. Del. filed Nov. 16, 2018); Cuenca Aubets v. OvaScience, Inc., et al., No. 1:18‑cv‑10882 (S.D.N.Y. filed Nov. 20, 2018); and Kim v. OvaScience, Inc., et al., No. 1:18‑cv‑10939 (S.D.N.Y. filed Nov. 21, 2018). The Complaints each alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a‑9 promulgated thereunder, and as against the individual defendants, violations of Section 20(a) of the Securities Exchange Act of 1934. The Cunningham plaintiff alleged that OvaScience’s Form S‑4 Registration Statement filed on September 26, 2018 omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. The Adlard, Wheby, Cuenca Aubets and Kim plaintiffs alleged that OvaScience’s Definitive Proxy Statement on Schedule 14A filed on November 6, 2018, omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. OvaScience subsequently supplemented its disclosures. The Cunningham plaintiff voluntarily dismissed his complaint on December 10, 2018, and the Wheby plaintiff voluntarily dismissed his complaint on February 28, 2019. On March 18, 2019, the court dismissed the Cuenca Aubets and Kim actions for failure to serve. The Company currently is in negotiation with counsel for the plaintiffs regarding their demands for attorneys’ fees. There can be no assurance that the negotiations will be successful. If the negotiations are not successful, the Company may be required to litigate the fee applications and/or the underlying actions.

In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.  Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10‑Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $84.6 million and $27.2 million for the years ended December 31, 2017 and 2018, respectively, and $10.4 million for three months ended March 31, 2019.

As of March 31, 2019, we had an accumulated deficit of $174.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of our product candidates, livoletide and nevanimibe, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:

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

Because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. For example, enrollment for our Phase 2b CAH clinical trial will be paused while a protocol amendment is submitted to appropriate regulatory authorities and ethics committees. We are unable to predict the outcome of these submissions or the timing of responses to these submissions. If we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities such as the European Medicines Agency, or EMA, to perform studies and trials in addition to those currently expected, or if there are any delays in the development or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.

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

As of March 31, 2019, our cash, cash equivalents and marketable securities were $67.0 million. Our existing cash, cash equivalents and marketable securities are currently expected to be sufficient to fund our current operating plans into the second half of 2020, which we expect will be sufficient to fund our operating plans through the topline results of the Phase 2b portion of our livoletide pivotal Phase 2b/3 PWS study. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.

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

Our product candidates, livoletide and nevanimibe, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. Enrollment for our Phase 2b CAH clinical trial will be paused while a protocol amendment is submitted to appropriate regulatory authorities and ethics committees. We are unable to predict the outcome of these submissions or the timing of responses to these submissions. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for livoletide or nevanimibe for the treatment of any indication or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of livoletide or nevanimibe, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of livoletide and nevanimibe for each of the indications that we are pursuing will take the next several years to complete. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications.

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

Before obtaining marketing approval from regulatory authorities for the sale of livoletide, nevanimibe and any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, enrollment for our Phase 2b CAH clinical trial will be paused while a protocol amendment is submitted to appropriate regulatory authorities and ethics committees. We are unable to predict the outcome of these submissions or the timing of responses to these submissions. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Further, we, the FDA, an institutional review board (“IRB”), or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, for example, the FDA’s good clinical practice (“GCP”), regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our investigational new drug (“IND”), application or other submissions, or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our current and future product candidates could be harmed, and our ability to generate revenue from our current or future product candidates, once approved, may be delayed or eliminated. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

The competitive nature of clinical trials in the pharmaceutical and biotechnology industries may make it difficult for us to recruit a sufficient number of patients to complete any of our clinical trials, or may increase costs.  We may not be able to initiate or continue to support clinical trials of our product candidates for one or more indications, or any future product candidates, if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, in our Phase 2 clinical trial for CS, which is ongoing, we have experienced slower than anticipated enrollment, which may make continuation of the CS study and further development of nevanimibe for the treatment of CS impractical.  The estimated prevalence of CS is 20,000 cases in the United States (across all ages), and only a subset of this group satisfies the enrollment criteria for our Phase 2 clinical trial.  We also face competition for patients for this trial and there are approved products available to patients with CS. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive or impractical to complete.

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

We are aware of a number of companies that are working to develop drugs that would compete, directly or indirectly, against livoletide for the treatment of PWS and nevanimibe for the treatment of classic congenital adrenal hyperplasia or CAH, and endogenous Cushing’s syndrome, or CS.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

•	the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;
•	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling or the specifications of our product candidates;
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

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, or the implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would negatively impact our business and results of operations.

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

In addition, in December 2017, we acquired Alizé, a biopharmaceutical company based in Lyon, France. As of March 31, 2019, we had 27 employees located in the United States and seven employees located in France. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize livoletide, nevanimibe or any future product candidates outside of the United States:

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

Furthermore, in some countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which is time-consuming and costly. If coverage and reimbursement of our product candidates are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

In addition, we face an inherent risk of product liability exposure related to OvaScience’s prior use of fertility treatments in humans. Product liability claims involving OvaScience’s activities may be brought for significant amounts because OvaScience’s potential fertility treatments involved mothers and children. For example, it is possible that we will be subject to product liability claims that assert that OvaScience’s potential fertility treatments have caused birth defects in children or that such defects are inheritable. These claims could be made many years into the future based on effects that were not observed or observable at the time of birth. If we cannot successfully defend against claims that OvaScience’s potential fertility treatments caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, among other things, significant costs to defend the related litigation; substantial monetary awards or payments to trial participants or patients; loss of revenue; and the diversion of management’s resources.

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

OvaScience is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. OvaScience’s prior operations involved the use of hazardous and flammable materials, including chemicals and biological materials. OvaScience’s prior operations also produced hazardous waste products. OvaScience generally contracted with third parties for the disposal of these materials and wastes. In the event of contamination or injury resulting from OvaScience’s use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with OvaScience’s storage or disposal of biological, hazardous or radioactive materials.

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

•

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

In March 2010, PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must, as of January 1, 2019, agree to offer  70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we are able to charge for any approved drug in the United States. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. In addition, CMS issued a final rule, effective on or about July 9, 2019, that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, such measures are designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We rely upon the UM License Agreement to certain patent rights and proprietary technology from the University of Michigan that are important or necessary to the development of nevanimibe. As of March 31, 2019, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. In addition, as of March 31, 2019, with respect to livoletide patent rights, we owned four issued U.S. patents, one pending U.S. patent application, and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current and future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

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

We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we secured exclusive rights from the University of Michigan for certain patents and patent applications that they jointly own with us related to nevanimibe. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third-party infringement claims.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as livoletide and nevanimibe, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Further, we may not elect to extend the most beneficial patent to us or the claims underlying the patent that we choose to extend could be invalidated. If any of the foregoing occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing its clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

We are highly dependent on the services of our key executives and personnel, including Julia C. Owens, Ph.D., our chief executive officer, Louis Arcudi III, our chief financial officer, and Pharis Mohideen, MD, our chief medical officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

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

As of March 31, 2019, we had 34 employees, 32 of whom were full-time and two of whom were part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a French technology company, Alizé historically benefited from certain tax advantages, including the French research tax credit (credit d’impot recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development, and can offset French corporate income tax due. Alizé has historically received CIR reimbursements promptly following filing for such reimbursements with applicable French taxing authorities. During the year ended December 31, 2017, claims were made totaling $1.0 million, which we received in the first quarter of 2019. During the year ended December 31, 2018, claims were made totaling $1.4 million.  Following our acquisition of Alizé, the combined business may no longer qualify as a French small or medium size enterprise, and, accordingly, the combined business may be subject to a three-year waiting period for reimbursement of CIRs, which could adversely affect the combined business’s results of operations and cash flows.

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

In connection with the Merger, stockholders holding approximately 58.4% of our common stock outstanding are subject to lock-up restrictions restricting their sale or transfer of our shares until June 6, 2019, or the Lock-Up Period, and, will, after the expiration of such Lock-Up Period, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. Additionally, 1,866,574 of our shares are currently registered for resale and are freely tradeable on Form S‑3 and the holders of approximately 9,090,379 shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

In addition, on April 5, 2019, we filed a registration statement on Form S‑8 under the Securities Act registering the issuance of previously unregistered shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S‑8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

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

As of March 31, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own 60.8% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of our securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of its officer and directors, as described in more detail in Item 3, Legal Proceedings. These lawsuits, as well as any similar lawsuits initiated in the future, could result in substantial cost and a diversion of management’s attention and resources, which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended March 31, 2019.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number	Description	SEC File No.
3.1*	Restated Certificate of Incorporation of the Registrant, as amended
3.2

Third Amended and Restated Bylaws, as Amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on August 9, 2018 File No. 001‑35890)

10.1	Lease Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 7, 2019 File No. 001‑35890)
10.2

Amended and Restated Lease Extension and Modification Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 7, 2019 File No. 001‑35890)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

+This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENDO THERAPEUTICS, INC.

By:	/s/ Julia C. Owens, Ph.D.
Julia C. Owens, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis Arcudi III
Louis Arcudi III
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2019