Form 10-Q
period 2019-06-30
Millendo Therapeutics, Inc.
filed 2019-08-12
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001‑35890

Millendo Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45‑1472564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 Miller Avenue, Suite 100 Ann Arbor, Michigan	48104
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 845‑9000

301 North Main Street, Suite 100, Ann Arbor, Michigan 48104

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2019 was 13,412,058.

INDEX TO FORM 10‑Q

		Page
	PART I — FINANCIAL INFORMATION	4

Item 1.	Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	4
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	5
	Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2018	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	8
	Notes to Interim Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II — OTHER INFORMATION	29

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73

Signatures		75

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context suggests otherwise, references in this Quarterly Report on Form 10‑Q, or Quarterly Report, to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our plans, estimates and beliefs and include, but are not limited to, statements about our plans to develop and commercialize our product candidates; the progress and timing of our ongoing and planned clinical trials for our product candidates, including the timing of topline results from the Phase 2b portion of our Phase 2b/3 clinical trial of livoletide in Prader Willi syndrome (“PWS”) patients and the timeline for our Phase 2b clinical study of nevanimibe in congenital adrenal hyperplasia, the potential and timing for a neurokinin 3 receptor antagonist (MLE-301) as a potential treatment of vasomotor symptoms to enter clinical trials; the potential advantages of our discontinuation of our Phase 2 clinical study of nevanimibe in Cushing's syndrome; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; and our estimates regarding future revenue, if any, future expenses, the funding of our operations, including whether our existing cash, cash equivalents, marketable securities, and restricted cash will be sufficient to fund our current operating plans into the fourth quarter of 2020 and through the topline results of the Phase 2b portion of our Phase 2b/3 clinical trial of livoletide in PWS patients, as well as our future capital requirements and needs for additional financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10‑Q under Part II, Item 1A, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

MILLENDO THERAPEUTICS, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$55,274	$73,286
Short-term restricted cash	699	45
Marketable securities	—	4,385
Prepaid expenses and other current assets	6,416	3,373
Refundable tax credit	2,123	2,333
Total current assets	64,512	83,422
Long-term restricted cash	658	439
Operating lease right of use assets	2,349	—
Other assets	805	213
Total assets	$68,324	$84,074
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$199	$189
Accounts payable	3,091	1,998
Accrued expenses	6,147	7,630
Operating lease liabilities — current	1,492	—
Total current liabilities	10,929	9,817
Debt, net of current portion	278	383
Operating lease liabilities	1,865	—
Other liabilities	227	752
Total liabilities	13,299	10,952
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 13,412,058 and 13,357,999 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	237,136	234,876
Accumulated deficit	(184,323)	(164,086)
Accumulated other comprehensive income	140	148
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	52,966	70,951
Equity attributable to noncontrolling interests	2,059	2,171
Total stockholders’ equity	55,025	73,122
Total liabilities and stockholders’ equity	$68,324	$84,074

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,981	$3,200	$12,185	$5,969
General and administrative	4,179	1,786	8,632	3,405
Loss from operations	10,160	4,986	20,817	9,374
Other expenses:
Interest expense (income), net	$(313)	$(6)	$(628)	$(15)
Other loss	24	62	48	69
Net loss	$(9,871)	$(5,042)	$(20,237)	$(9,428)
Net loss attributable to noncontrolling interest	—	196	—	321
Net loss attributable to common stockholders	$(9,871)	$(4,846)	$(20,237)	$(9,107)
Net loss per share of common stock, basic and diluted	$(0.74)	$(6.82)	$(1.51)	$(12.82)
Weighted‑average shares of common stock outstanding, basic and diluted	13,379,842	710,390	13,368,981	710,390
Other comprehensive income (loss):
Foreign currency translation adjustment	$1	$28	$(8)	$47
Comprehensive loss	$(9,870)	$(4,818)	$(20,245)	$(9,060)
Comprehensive income attributable to noncontrolling interest	$—	$4	$—	$7
Comprehensive loss attributable to Millendo Therapeutics, Inc.	$(9,870)	$(4,822)	$(20,245)	$(9,067)

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Consolidated statements of convertible preferred stock, redeemable noncontrolling interests and stockholders’

(deficit) equity

(Unaudited)

(in thousands except share amounts)

	Three Months Ended June 30, 2019
						Total
						Stockholders’
						(Deficit)
						Equity
					Accumulated	attributable	Total Equity	Total
			Additional		Other	to Millendo	Attributable to	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at April 1, 2019	13,357,999	$13	$235,815	$(174,452)	$139	$61,515	$2,171	$63,686
Exercise of stock options	45,947	—	166	—	—	166	—	166
Exercise of BSPCE warrants	8,112	—	160	—	—	160	(112)	48
Stock-based compensation expense	—	—	995	—	—	995	—	995
Foreign currency translation adjustment	—	—	—	—	1	1	—	1
Net income (loss)	—	—	—	(9,871)	—	(9,871)	—	(9,871)
Balance at June 30, 2019	13,412,058	$13	$237,136	$(184,323)	$140	$52,966	$2,059	$55,025

	Six Months Ended June 30, 2019
						Total
						Stockholders’
						(Deficit)
						Equity
					Accumulated	attributable	Total Equity	Total
			Additional		Other	to Millendo	Attributable to	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Exercise of stock options	45,947	—	166	—	—	166	—	166
Exercise of BSPCE warrants	8,112	—	160	—	—	160	(112)	48
Stock-based compensation expense	—	—	1,934	—	—	1,934	—	1,934
Foreign currency translation adjustment	—	—	—	—	(8)	(8)	—	(8)
Net income (loss)	—	—	—	(20,237)	—	(20,237)	—	(20,237)
Balance at June 30, 2019	13,412,058	$13	$237,136	$(184,323)	$140	$52,966	$2,059	$55,025

MILLENDO THERAPEUTICS, INC.

Consolidated statements of convertible preferred stock, redeemable noncontrolling interests and stockholders’

(deficit) equity (continued)

(Unaudited)

(in thousands except share amounts)

	Three Months Ended June 30, 2018
				Stockholders’ Equity (Deficit)
											Total
											Stockholders’
											(Deficit)
											Equity
										Accumulated	attributable	Total Equity	Total
	Convertible		Redeemable					Additional		Other	to Millendo	Attributable to	Stockholders’
	Preferred Stock		Noncontrolling	Common Stock		Common-1 Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Interests	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at April 1, 2018	90,848,515	$132,922	$10,462	246,347	$—	464,043	$—	$6,369	$(141,155)	$24	$(134,762)	$2,171	$(132,591)
Stock-based compensation expense	—	—	—	—	—	—	—	159	—	—	159	—	159
Foreign currency translation adjustment	—	—	4	—	—	—	—	—	—	24	24	—	24
Net income (loss)	—	—	(196)	—	—	—	—	—	(4,846)	—	(4,846)	—	(4,846)
Balance at June 30, 2018	90,848,515	$132,922	$10,270	246,347	$—	464,043	$—	$6,528	$(146,001)	$48	$(139,425)	$2,171	$(137,254)

	Six Months Ended June 30, 2018
				Stockholders’ Equity (Deficit)
											Total
											Stockholders’
											(Deficit)
											Equity
										Accumulated	attributable	Total Equity	Total
	Convertible		Redeemable					Additional		Other	to Millendo	Attributable to	Stockholders’
	Preferred Stock		Noncontrolling	Common Stock		Common-1 Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Interests	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 1, 2018	90,848,515	$132,922	$10,584	246,347	$—	464,043	$—	$6,192	$(136,894)	$8	$(130,694)	$2,171	$(128,523)
Stock-based compensation expense	—	—	—	—	—	—	—	336	—	—	336	—	336
Foreign currency translation adjustment	—	—	7	—	—	—	—	—	—	40	40	—	40
Net income (loss)	—	—	(321)	—	—	—	—	—	(9,107)	—	(9,107)	—	(9,107)
Balance at June 30, 2018	90,848,515	$132,922	$10,270	246,347	$—	464,043	$—	$6,528	$(146,001)	$48	$(139,425)	$2,171	$(137,254)

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(20,237)	$(9,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	15
Stock‑based compensation expense	1,934	336
Amortization of operating lease right of use assets	(206)	—
Unrealized foreign currency loss	—	61
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,910)	(761)
Other assets	62	—
Accounts payable	1,056	(367)
Accrued expenses and other liabilities	(892)	446
Cash used in operating activities	(21,174)	(9,698)
Investing activities:
Purchase of property and equipment	(277)	(7)
Proceeds from sale of marketable securities	4,385	—
Net cash paid in Alizé asset purchase	—	(524)
Cash provided by (used in) investing activities	4,108	(531)
Financing activities:
Repayment of debt	(90)	(84)
Payment of financing costs	(162)	(482)
Proceeds from option and BSPCE warrant exercises	214	—
Cash used in financing activities	(38)	(566)
Effect of foreign currency exchange rate changes on cash	(35)	(4)
Net decrease in cash, cash equivalents and restricted cash	(17,139)	(10,799)
Cash, cash equivalents and restricted cash at beginning of period	73,770	17,623
Cash, cash equivalents and restricted cash at end of period	$56,631	$6,824
Supplemental schedule of non‑cash investing and financing activities:
Right of use assets acquired under operating leases	$1,840	$—
Financing costs in accounts payable and accrued expenses	$83	$159

See accompanying notes to unaudited interim consolidated financial statements

MILLENDO THERAPEUTICS, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and description of business

Description of Business

Millendo Therapeutics, Inc., a Delaware corporation, together with its subsidiaries, is a late‑stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. The Company is currently advancing three product candidates. The Company’s most advanced product candidate, livoletide (AZP‑531), is a potential treatment for Prader‑Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company is also developing nevanimibe (ATR‑101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company has added a new product candidate to its research and development pipeline: a neurokinin 3 receptor (NK3R) antagonist (MLE-301), as a potential treatment of vasomotor symptoms (“VMS”), defined as hot flashes and night sweats in menopausal women.

The Company has been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in its CS Phase 2 clinical trial, the Company elected to discontinue this trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus its resources on other programs in its research and development pipeline.

The Company’s operations to date have focused on acquiring technology and assets, conducting preclinical studies and clinical trials, organization and staffing, business planning, and raising capital. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

Liquidity

The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of June 30, 2019, the Company had cash, cash equivalents, marketable securities and restricted cash of $56.6 million and an accumulated deficit of $184.3 million.

In April 2019, the Company entered into an “at-the-market” (“ATM”) equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows the Company to sell its common shares through the facilities of the Nasdaq Capital Market. Subject to the terms of the equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. No common shares have been issued to date under the Company’s ATM equity distribution agreement.

The Company will likely require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents, marketable securities and restricted cash at June 30, 2019 are sufficient to fund operations into the fourth quarter of 2020.

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

Unaudited interim financial statements

The Company has prepared the accompanying unaudited interim consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited interim consolidated financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The Company has noncancelable operating leases for office and laboratory space which have remaining lease terms between two and seven years. In connection with the Merger, the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The term of the sublease expires in November 2020. In February 2019 and October 2018, the Company entered into two additional noncancelable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019, respectively. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts to expand its operations.

As of June 30, 2019, the operating lease ROU asset and the operating lease liabilities were $2.3 million and $3.4 million, respectively. The discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to nine years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three and six months ended June 30, 2019 nor were the future payments related to the lease the Company entered into in October 2018.

Rent expense related to the Company's operating leases was approximately $156,000 and $46,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $223,000 and $94,000 for the six months ended June 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.4 million and $0.5 million and the Company received approximately $85,000 and $0.2 million in sublease payments related to its Waltham, Massachusetts lease during the three and six months ended June 30, 2019, respectively.  The weighted average remaining term of the Company’s noncancelable operating leases is 3.49 years. Future minimum rental payments under the Company’s noncancelable operating leases at June 30, 2019 is as follows (amounts in thousands):

2019	$759
2020	1,448
2021	440
2022	451
2023	463
Thereafter	196
Total	3,757
Present Value Adjustment	(400)
Lease liability at June 30, 2019	$3,357

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

Restricted cash

Restricted cash relates to amounts used to secure the Company’s credit card facility balances held on deposit with major financial institutions, to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease agreement, and to fund an escrow arrangement in connection with a sublease agreement also pursuant to that same operating lease agreement.

Deferred offering costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing.  If a financing is abandoned, deferred offering costs are expensed.   As of June 30, 2019, deferred offering costs were $0.2 million.

Net loss per share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock (including shares of common‑1 stock during the three and six months ended June 30, 2018) outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, preferred stock warrants, restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted‑average number of shares of common stock remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti‑dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted‑average shares of common stock outstanding, as they would be anti‑dilutive:

	June 30,
	2019	2018
Stock options	2,640,077	661,490
Convertible preferred stock	—	6,759,109
Common stock warrants	17,125	—
Preferred stock warrants	—	17,125
BSA and BSPCE warrants	148,607	156,719
	2,805,809	7,594,443

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

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments – Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, ASU 2016‑13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which amends ASU 2016-13 by providing entities with an option to irrevocably elect the fair value option to be applied on an instrument-by-instrument basis for eligible financial instruments that are within the scope of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2016‑13, as amended, is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

3. Fair value measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

June 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$52,079	$—	$—
Marketable securities - U.S. government agency	$—	$—	$—
Marketable securities - Corporate debt securities	$—	$—	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$25,145	$—	$—
Marketable securities - U.S. government agency	$—	$2,994	$—
Marketable securities - Corporate debt securities	$—	$1,391	$—

Prior to the Merger in December 2018, the Company’s preferred stock warrants were liability classified and remeasured at each reporting period using level 3 inputs.  There were no changes in the fair value of the preferred stock warrant liability during the three or six months ended June 30, 2018.

4. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	June 30,	December 31,
	2019	2018
Compensation and related benefits	$2,028	$3,537
Professional fees	1,751	1,140
Preclinical and clinical costs	2,002	1,811
Lease termination	—	630
Other	366	512
Total	$6,147	$7,630

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

During the three months ended June 30, 2019 and 2018, the Company made principal payments of $45,000 and $41,000, respectively.  During the six months ended June 30, 2019 and 2018, the Company made principal payments of $90,000 and $84,000, respectively.  At June 30, 2019, the balance outstanding was $0.5 million (or €0.4 million).

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

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17‑cv‑10511‑IT (D. Mass.)) against OvaScience and certain former officers and directors of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. The parties presently are engaged in discovery. The Company believes that the amended complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17‑cv‑11382‑IT (D. Mass.)) against OvaScience, as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and corporate waste. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint, and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Between October 16, 2018 and November 21, 2018, five putative class action lawsuits were filed in various federal District Courts against OvaScience, Inc. and the OvaScience Board of Directors related to OvaScience’s proposed merger with Millendo Therapeutics, Inc.:  Cunningham v. Kroeger, et al., No. 1:18‑cv‑01595 (D. Del. filed Oct. 16, 2018); Adlard v. OvaScience, Inc., et al., No. 1:18‑cv‑12332 (D. Mass. filed Nov. 6, 2018); Wheby v. OvaScience, Inc., et al., No. 1:18‑cv‑1811 (D. Del. filed Nov. 16, 2018); Cuenca Aubets v. OvaScience, Inc., et al., No. 1:18‑cv‑10882 (S.D.N.Y. filed Nov. 20, 2018); and Kim v. OvaScience, Inc., et al., No. 1:18‑cv‑10939 (S.D.N.Y. filed Nov. 21, 2018). The Complaints each alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a‑9 promulgated thereunder, and as against the individual defendants, violations of Section 20(a) of the Securities Exchange Act of 1934. The Cunningham plaintiff alleged that OvaScience’s Form S‑4 Registration Statement filed on September 26, 2018 omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. The Adlard, Wheby, Cuenca Aubets and Kim plaintiffs alleged that OvaScience’s Definitive Proxy Statement on Schedule 14A filed on November 6, 2018, omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. OvaScience subsequently supplemented its disclosures to moot plaintiffs’ claims. The Cunningham plaintiff voluntarily dismissed his complaint on December 10, 2018, the Wheby plaintiff voluntarily dismissed his complaint on February 28, 2019, and the Adlard plaintiff voluntarily dismissed his complaint on July 30, 2019. On March 18, 2019, the court dismissed the Cuenca Aubets and Kim actions for failure to serve. In May 2019, the Company entered into a settlement agreement pursuant to which the Company made payments to counsel for plaintiffs in full satisfaction of any claims for fees or costs by any of the plaintiffs or plaintiffs’ counsel in connection with these actions.

In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

7. Stock‑based compensation

On June 11, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP,” and together with the 2019 Plan, the “Plans”). The 2019 Plan is the successor to the Private Millendo 2012 Stock Plan and the OvaScience 2012 Stock Incentive Plan (each, as amended, the “Prior Plans”) and allows the Company to grant stock options, restricted stock unit awards and other awards at levels determined appropriate by the Company’s board of directors (the “Board”) or the compensation committee of the Board. No additional awards will be granted under either of the Prior Plans.  The 2019 ESPP enables employees to purchase shares of the Company’s common stock through offerings of rights to purchase the Company’s common stock to all eligible employees. The Plans were adopted by the Company’s Board on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. Outstanding awards under the Prior Plans continue to be subject to the terms and conditions of the Prior Plans.

The aggregate number of shares of our common stock that may be issued under the 2019 Plan will not exceed 2,919,872. The number of shares of our common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.

The aggregate number of shares of our common stock that may be issued under the 2019 ESPP is 133,580 shares, plus the number of shares of our common stock that are automatically added on January 1st of each year for a period of up to ten years from January 1, 2020 continuing through January 1, 2029, by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the vesting period of the award.

The Company recorded stock‑based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018, respectively (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$378	$67	$801	$138
General and administrative	616	92	1,133	198
Total	$994	$159	$1,934	$336

Stock options

Options issued under the 2019 Plan may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity related to stock option grants to employees and nonemployees for the six months ended June 30, 2019:

		Weighted	Weighted-average
		average	remaining
		exercise price	contractual
	Shares	per share	life (years)
Outstanding at December 31, 2018	1,764,287	$26.81	8.0
Granted	1,028,701	10.23
Exercised	(45,947)	3.63
Forfeited	(106,964)	86.07
Outstanding at June 30, 2019	2,640,077	$18.36	7.9
Vested and exercisable at June 30, 2019	893,208	$30.71	5.1
Vested and expected to vest at June 30, 2019	2,640,077	$18.36	7.9

As of June 30, 2019, the unrecognized compensation cost related to 1,746,869 unvested stock options expected to vest was $12.1 million. This unrecognized compensation will be recognized over an estimated weighted‑average amortization period of 3.1 years.  The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2019 was $5.8 million and $3.6 million, respectively. The options granted during the three and six months ended June 30, 2019 had an estimated weighted average grant date fair value of $8.50 and $7.09, respectively.  There were no options granted during the three or six months ended June 30, 2018. The grant date fair value of each option grant was estimated during the three and six months ended June 30, 2019 using the following assumptions within the Black‑Scholes option‑pricing model:

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019
Expected term (in years)	5.93	6.01
Expected volatility	79%	80%
Risk-free interest rate	1.91%	2.35%
Expected dividend yield	0%	0%

At the time of the Alizé acquisition in December 2017, Alizé had 6,219 non‑employee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted‑average exercise prices of €80.06 and €83.40, respectively. As of June 30, 2019, all BSAs and BSPCEs were vested. In June 2019, a total of 600 BSPCE warrants were exercised resulting in the issuance of 8,112 shares of the Company’s common stock. As of June 30, 2019, there were an aggregate of 148,607 shares of common stock issuable upon the exercise of the warrants with a weighted‑average exercise price of $6.90 per share. These instruments are included in the equity attributable to noncontrolling interests.

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

Overview

We are a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. We are currently advancing three product candidates. Our most advanced product candidate, livoletide (AZP‑531), is a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers and early mortality. In a randomized, double-blind, placebo-controlled Phase 2 clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident PWS patients from the Phase 2 trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. In March 2019, we announced that we initiated a pivotal Phase 2b/3 clinical trial of livoletide in PWS patients, with topline results from the Phase 2b portion of the study expected in the first half of 2020.

We are developing nevanimibe (ATR-101) for the treatment of patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female CAH patients can experience hirsutism, infertility and menstrual irregularity, and male CAH patients can experience testicular atrophy, infertility and testicular tumors, making it difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2 clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018.

We have also added a new product candidate to our research and development pipeline: a neurokinin 3 receptor (NK3R) antagonist (MLE-301), as a potential treatment of vasomotor symptoms (“VMS”), defined as hot flashes and night sweats in menopausal women. MLE-301 currently is in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in 2020.

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $9.9 million and $5.0 million for the three months ended June 30, 2019 and 2018, respectively, and $20.2 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $184.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

Recent Developments

Livoletide (AZP-531) for the potential treatment for Prader-Willi syndrome (PWS)

In March 2019, we announced that we initiated a pivotal Phase 2b/3 clinical trial of livoletide in PWS patients, with topline results from the Phase 2b portion of the study expected in the first half of 2020. As of August 8, 2019, we had 26 clinical sites recruiting patients in the U.S., Europe and Australia. We also plan to submit a protocol amendment, allowing 4 to 7 year-olds to participate in the Phase 2b/3 clinical study. The planned protocol amendment will include supporting juvenile toxicity data to allow dosing down to 4 years of age to cover the entire PWS population. We have also initiated pre-clinical activities in support of the development of a multi-dose pen device to improve patient and caregiver convenience, patient compliance, and further simplify administration of livoletide. On July 29, 2019, the U.S. Food and Drug Administration, or FDA, designated as a Fast Track development program the investigation of livoletide for PWS.

Neurokinin 3 receptor (NK3R) antagonist for the treatment of vasomotor symptoms (VMS)

We have added a new product candidate to our research and development pipeline: MLE-301, an NK3R antagonist, as a potential treatment of VMS. MLE-301 is a second generation NK3R antagonist, a target that Millendo and others have previously shown plays a key role in regulating the activity of KNDy (kisspeptin/NKB/dynorphin) neurons, which are overactive in menopausal women and play an important role in the generation of VMS. MLE-301 currently is in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in 2020. We have a worldwide, exclusive license from F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffman-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche” ), pursuant to a license agreement with Roche with an effective date of October 16, 2018 (the “Roche License Agreement”). As consideration for the rights granted to us under the Roche License Agreement, we have agreed to pay Roche an up-front payment, as well as additional milestone payments and royalties on sales of any MLE-301 products that we commercialize. Roche is affiliated with Roche Finance Ltd., which is a holder of more than 5% of our outstanding capital stock and which also employs Carole L. Nuechterlein, J.D., a member of our board of directors.

Nevanimibe for the treatment of classic congenital adrenal hyperplasia (CAH)

The nevanimibe Phase 2b CAH study began in the third quarter of 2018 and is ongoing.  Preliminary data with a starting dose of 1000 mg BID (twice per day) has demonstrated lower tolerability than expected based on prior clinical experience with nevanimibe. Three of six subjects in the Phase 2b CAH study discontinued the study after beginning treatment as a result of non-serious adverse events, primarily of rash, dysuria, or diarrhea.  Patients treated at 500 mg BID in previously completed studies tolerated nevanimibe well. We believe that dose escalation from a starting dose of 500 mg BID to higher planned doses over a longer period (16 weeks versus 12 weeks) may allow patients to better tolerate the therapy. We have submitted a protocol amendment to the appropriate regulatory authorities in all countries with active clinical trial sites to reflect this change in dosing and length of study treatment period. The study has resumed recruitment under the amended protocol.

Previous experience with nevanimibe includes a Phase 2 CAH study where patients started at 125 mg BID and dose escalated to 1000 mg BID, and a healthy volunteer drug-drug interaction study with nevanimibe at 500 mg BID for 11 days. In addition, the Phase 1 adrenocortical carcinoma (ACC) study dosed subjects over 2.5 times above the highest dose being explored in the Phase 2b CAH study.

We expect to provide an update on CAH study timelines in the second half of 2019.

Nevanimibe for the treatment of endogenous Cushing’s syndrome (CS)

We have been investigating nevanimibe (ATR-101) in a Phase 2 clinical trial as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in this Phase 2 clinical trial, we elected to discontinue this trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus our resources on other programs in our research and development pipeline. The costs associated with discontinuing our CS trial are not expected to be material.

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

Components of Our Results of Operations

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

The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Nevanimibe expenses	$910	$1,117	$1,728	$2,385
Livoletide expenses	3,028	954	6,031	1,392
MLE-301 expenses	172	—	444	—
Personnel expenses	1,646	997	3,525	1,926
Other expenses	225	132	457	266
Total	$5,981	$3,200	$12,185	$5,969

We expect our research and development expense will increase for the foreseeable future as we seek to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of livoletide, nevanimibe, or MLE-301. We are also unable to predict when, if ever, material net cash inflows may commence from sales of livoletide, nevanimibe or any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:

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

Interest expense (income), net

Interest income represents amounts earned on our cash, cash equivalents, marketable securities and restricted cash balances.

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our operating results for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018	Change
	(dollars in thousands)
Operating expenses:
Research and development	$5,981	$3,200	$2,781	86.9%
General and administrative	4,179	1,786	2,393	134.0
Loss from operations	10,160	4,986	5,174	103.8
Other expenses:
Interest expense (income), net	(313)	(6)	(307)	*
Other loss	24	62	(38)	(61.3)
Net loss	$(9,871)	$(5,042)	$(4,829)	95.8%

*Not Meaningful

Research and development expense

Research and development expense increased by $2.8 million to $6.0 million for the three months ended June 30, 2019 from $3.2 million for the three months ended June 30, 2018. The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(dollars in thousands)
Preclinical and clinical development expense	$4,112	$2,094	$2,018	96.4%
Compensation expense, other than stock-based compensation	1,268	930	338	36.3
Stock-based compensation expense	378	67	311	464.2
Other expenses	223	109	114	104.6
Total research and development expense	$5,981	$3,200	$2,781	86.9%

The increase in total research and development expense is attributable to:

•	a $2.0 million increase in preclinical and clinical development expense mainly related to the development of livoletide;
•	a $0.6 million increase in compensation and stock-based compensation expenses as a result of our increase in research and development headcount and additional options granted; and

•	a $0.1 million increase in other expenses due to facility and other overhead expenses.

General and administrative expense

General and administrative expense increased by $2.4 million to $4.2 million for the three months ended June 30, 2019 from $1.8 million for the three months ended June 30, 2018. The increase was primarily due to a $1.4 million increase in compensation and stock-based compensation expense as a result of our increase in general and administrative headcount and changes to compensation arrangements, a $0.6 million increase in professional fees incurred primarily as a result of operating as a public company, and a $0.4 million increase in insurance, rent and facility related expenses.  The increase in insurance is due to operating as a public company and the increase in rent and facility related expenses is due to increased headcount and additional leased office space.

Interest expense (income), net

Interest expense (income), net increased by $0.3 million to $0.3 million net interest income for the three months ended June 30, 2019 from net interest income of $6,000 for the three months ended June 30, 2018. The change was primarily due to higher interest income received as a result of larger cash, cash equivalent and marketable securities balances we had immediately following the Merger.

Other loss

Other loss decreased by $38,000 to $24,000 for the three months ended June 30, 2019 from $62,000 for the three months ended June 30, 2018 due to lower foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our operating results for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018	Change
	(dollars in thousands)
Operating expenses:
Research and development	$12,185	$5,969	$6,216	104.1%
General and administrative	8,632	3,405	5,227	153.5
Loss from operations	20,817	9,374	11,443	122.1
Other expenses:
Interest expense (income), net	(628)	(15)	(613)	*
Other loss	48	69	(21)	(30.4)
Net loss	$(20,237)	$(9,428)	$(10,809)	114.6%

*Not Meaningful

Research and development expense

Research and development expense increased by $6.2 million to $12.2 million for the six months ended June 30, 2019 from $6.0 million for the six months ended June 30, 2018. The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(dollars in thousands)
Preclinical and clinical development expense	$8,205	$3,800	$4,405	115.9%
Compensation expense, other than stock-based compensation	2,724	1,788	936	52.3
Stock-based compensation expense	801	138	663	480.4

Other expenses	455	243	212	87.2
Total research and development expense	$12,185	$5,969	$6,216	104.1%

The increase in total research and development expense is attributable to:

•	a $4.4 million increase in preclinical and clinical development expense mainly related to the development of livoletide;
•	a $1.6 million increase in compensation and stock-based compensation expenses as a result of our increase in research and development headcount and additional options granted; and
•	a $0.2 million increase in other expense due to an increase in facility and other overhead expenses.

General and administrative expense

General and administrative expense increased by $5.2 million to $8.6 million for the six months ended June 30, 2019 from $3.4 million for the six months ended June 30, 2018. The increase was primarily due to a $2.2 million increase in compensation and stock-based compensation expense as a result of our increase in general and administrative headcount and changes to compensation arrangements, a $2.0 million increase in professional fees incurred mainly related to being a publicly traded company, and a $1.0 million increase in insurance, rent and facility related expenses due to increased headcount and operating as a public company.

Interest expense (income), net

Interest expense (income), net increased by $0.6 million to $0.6 million net interest income for the six months ended June 30, 2019 from $15,000 net interest income for the six months ended June 30, 2018. The change was primarily due to higher interest income received as a result of larger cash, cash equivalent and marketable securities balances we had immediately following the Merger.

Other loss

Other loss decreased by $21,000 to $48,000 for the six months ended June 30, 2019 from $69,000 for the six months ended June 30, 2018 due to lower foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources

The following table sets forth the primary uses of cash and cash equivalents for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(21,174)	$(9,698)
Net cash provided by (used in) investing activities	4,108	(531)
Net cash used in financing activities	(38)	(566)
Effect of foreign currency exchange rate changes on cash	(35)	(4)
Net decrease in cash, cash equivalents and restricted cash	$(17,139)	$(10,799)

Uses of funds

Operating activities

During the six months ended June 30, 2019, we used $21.2 million of cash to fund operating activities. During the six months ended June 30, 2019, cash used in operating activities reflected our net loss of $20.2 million and a net increase in operating assets and liabilities of $2.7 million, offset by non-cash charges of $1.7 million, principally related to stock-based compensation.

During the six months ended June 30, 2018, we used $9.7 million of cash to fund operating activities. Cash used in operating activities reflected our net loss of $9.4 million and a net increase in operating assets and liabilities of $0.7 million, offset by non-cash charges of $0.4 million, principally related to stock-based compensation.

Investing activities

During the six months ended June 30, 2019, we received $4.4 million in net proceeds from the sale of marketable securities and paid $0.3 million in purchases of property and equipment. During the six months ended June 30, 2018, we made remaining payments of $0.5 million in connection with the asset acquisition of Alizé.

Financing activities

During the six months ended June 30, 2019, we used cash of $0.1 million in principal loan repayments and $0.2 million in the payment of financing costs, offset by $0.2 million in proceeds from the exercise of options and warrants. During the six months ended June 30, 2018, we used cash of $0.1 million in principal loan repayments and $0.5 million in the payment of financing costs.

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

In April 2019, we entered into an "at-the-market", or ATM, equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows us to sell our common shares through the facilities of the Nasdaq Capital Market. Subject to the terms of the equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. No common shares have been issued to date under our ATM equity distribution agreement.

As of June 30, 2019, we had cash, cash equivalents, marketable securities and restricted cash of $56.6 million, which we believe are sufficient to fund our planned operations into the fourth quarter of 2020. Our existing cash, cash equivalents, marketable securities and restricted cash are currently expected to be sufficient to fund our current operating plans through the topline results of the Phase 2b portion of our livoletide pivotal Phase 2b/3 PWS study.

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

Contractual Obligations and Commitments

In February 2019, we entered into a five-year lease agreement for office space in Ann Arbor, Michigan commencing April 1, 2019 for our corporate headquarters. Annual rent payments range from $374,000 in the first year and escalate to $421,000 in the fifth year.

In April 2019, we entered into a lease agreement for office space in Lexington, Massachusetts to expand our operations.  Monthly rental payments commenced in May 2019 and continue through the lease term, which is scheduled to end in September 2020.  We have the right to terminate the lease at any time and upon prior written notice.  We will make future rental payments of $74,000 and $96,000 in fiscal 2019 and 2020, respectively.

In May 2019, we funded an escrow arrangement totaling approximately $1.0 million in connection with a sublease agreement for office space located in Waltham, Massachusetts assumed in connection with the Merger. The escrowed amount represents the difference in the annual base rent payable under the sublease agreement and the annual base rent payable under the overlease for the remaining term of the sublease agreement.  The escrowed amount will be released on a monthly basis over the remaining lease term as the annual base rent payments are made by us.

As of June 30, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2019, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17‑cv‑10511‑IT (D. Mass.)) against OvaScience and certain former officers and directors of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. The parties presently are engaged in discovery. The Company believes that the amended complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17‑cv‑11382‑IT (D. Mass.)) against OvaScience, as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and corporate waste. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint, and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Between October 16, 2018 and November 21, 2018, five putative class action lawsuits were filed in various federal District Courts against OvaScience, Inc. and the OvaScience Board of Directors related to OvaScience’s proposed merger with Millendo Therapeutics, Inc.:  Cunningham v. Kroeger, et al., No. 1:18‑cv‑01595 (D. Del. filed Oct. 16, 2018); Adlard v. OvaScience, Inc., et al., No. 1:18‑cv‑12332 (D. Mass. filed Nov. 6, 2018); Wheby v. OvaScience, Inc., et al., No. 1:18‑cv‑1811 (D. Del. filed Nov. 16, 2018); Cuenca Aubets v. OvaScience, Inc., et al., No. 1:18‑cv‑10882 (S.D.N.Y. filed Nov. 20, 2018); and Kim v. OvaScience, Inc., et al., No. 1:18‑cv‑10939 (S.D.N.Y. filed Nov. 21, 2018). The Complaints each alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a‑9 promulgated thereunder, and as against the individual defendants, violations of Section 20(a) of the Securities Exchange Act of 1934. The Cunningham plaintiff alleged that OvaScience’s Form S‑4 Registration Statement filed on September 26, 2018 omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. The Adlard, Wheby, Cuenca Aubets and Kim plaintiffs alleged that OvaScience’s Definitive Proxy Statement on Schedule 14A filed on November 6, 2018, omitted or misrepresented material information regarding OvaScience’s proposed merger with Millendo Therapeutics, Inc. OvaScience subsequently supplemented its disclosures to moot plaintiffs’ claims. The Cunningham plaintiff voluntarily dismissed his complaint on December 10, 2018, the Wheby plaintiff voluntarily dismissed his complaint on February 28, 2019, and the Adlard plaintiff voluntarily dismissed his complaint on July 30, 2019. On March 18, 2019, the court dismissed the Cuenca Aubets and Kim actions for failure to serve. In May 2019, the Company entered into a settlement agreement pursuant to which the Company made payments to counsel for plaintiffs in full satisfaction of any claims for fees or costs by any of the plaintiffs or plaintiffs’ counsel in connection with these actions.

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

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $84.6 million and $27.2 million for the years ended December 31, 2017 and 2018, respectively, and $9.9 million and $20.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $184.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of two of our product candidates, livoletide and nevanimibe, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:

•	continuing the ongoing and planned clinical development of livoletide and nevanimibe;
•	continuing the preclinical development and potential clinical development of MLE-301;
•	initiating preclinical studies and clinical trials for any additional diseases for our current product candidates and any future product candidates that we may pursue;
•	building a portfolio of product candidates through the acquisition or in-license of drugs or product candidates and technologies;
•	developing, maintaining, expanding and protecting our intellectual property portfolio;
•	manufacturing, or having manufactured, clinical and commercial supplies of our product candidates;
•	seeking marketing approvals for our current and future product candidates that successfully complete clinical trials;
•	establishing a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	hiring additional administrative, clinical, regulatory and scientific personnel; and
•	incurring additional costs associated with operating as a public company.

In order to become and remain profitable, we will need to develop and eventually commercialize, on our own or with collaborators, one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of livoletide, nevanimibe, and MLE-301, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue from product sales or achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. For example, enrollment for our Phase 2b CAH clinical trial remains paused in certain countries while appropriate regulatory authorities and ethics committees review our submissions for a protocol amendment. We are unable to predict the outcome of these submissions or the timing of responses to these submissions. If we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities such as the European Medicines Agency, or EMA, to amend existing studies or trials, to perform studies and trials in addition to those currently expected, or if there are any delays in the development or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborations, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, livoletide, nevanimibe and any additional product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our or any future collaborators’ success in:

•	timely and successful completion of development activities of our current product candidates;
•	obtaining and maintaining regulatory and marketing approvals for livoletide, nevanimibe and any future product candidates for which we successfully complete clinical trials;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop, and if approved, commercialize, livoletide, nevanimibe, and MLE-301. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2019, our cash, cash equivalents, marketable securities and restricted cash were $56.6 million. Our existing cash, cash equivalents, marketable securities and restricted cash are currently expected to be sufficient to fund our current operating plans into the fourth quarter of 2020, which we expect will be sufficient to fund our operating plans through the topline results of the Phase 2b portion of our livoletide pivotal Phase 2b/3 PWS study. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.

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

We may be required to make payments under licenses applicable to livoletide, nevanimibe and MLE-301.

We have certain milestone and royalty payments related to livoletide, nevanimibe and MLE-301. We acquired worldwide, exclusive rights to nevanimibe pursuant to our license agreement with the Regents of the University of Michigan, or the University of Michigan, entered into in June 2013, or the UM License Agreement. Under the terms of the UM License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to nevanimibe, as well as other material obligations. In addition, pursuant to an assignment agreement for certain patents and patent applications relating to livoletide, we are also required to pay royalties on commercial sales and licensing of livoletide to the assignors. We acquired worldwide, exclusive rights to MLE-301 pursuant to the Roche License Agreement. Under the terms of the Roche License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to MLE-301, as well as other material obligations. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third parties to develop and commercialize MLE-301. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with respect to our own product candidates for additional indications and other product candidates or diseases that later prove to have greater commercial potential. Our resource allocation decisions may ultimately not result in successful clinical development programs and may cause us to fail to capitalize on other viable product candidates, commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, and as previously disclosed in our periodic reports in 2019, in our Phase 2 clinical trial for CS we have experienced slower than anticipated enrollment, which could make impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and will suspend development of nevanimibe for the treatment of CS.

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

Our product candidates, livoletide and nevanimibe, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. Enrollment for our Phase 2b CAH clinical trial remains paused in certain countries while appropriate regulatory authorities and ethics committees review our submissions for a protocol amendment. We are unable to predict the outcome of these submissions or the timing of responses to these submissions. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for livoletide or nevanimibe for the treatment of any indication or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of livoletide or nevanimibe, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of livoletide and nevanimibe for each of the indications that we are pursuing will take the next several years to complete. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications. For example, and as previously disclosed in our periodic reports in 2019, in our Phase 2 clinical trial for CS we have experienced slower than anticipated enrollment, which could make impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and will suspend development of nevanimibe for the treatment of CS.

Success in preclinical testing and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. For example, we expended substantial time and resources on a previous product candidate, MLE4901, an NK3R antagonist, which we ceased developing in 2017 due to concerns relating to elevated liver enzymes observed in clinical trials.  Our approach to targeting orphan endocrine diseases where current therapies do not exist or are insufficient, is novel and unproven, and as such, the cost and time needed to develop livoletide and nevanimibe is difficult to predict and our efforts may not be successful. If we do not observe favorable results in future or planned clinical trials of livoletide and nevanimibe, we may decide to delay or abandon development of livoletide and nevanimibe, which could harm our business, financial condition and results of operations. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of livoletide, nevanimibe and any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, enrollment for our Phase 2b CAH clinical trial remains paused in certain countries while appropriate regulatory authorities and ethics committees review our submissions for a protocol amendment. We are unable to predict the outcome of these submissions or the timing of responses to these submissions. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than it has available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

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

The competitive nature of clinical trials in the pharmaceutical and biotechnology industries may make it difficult for us to recruit a sufficient number of patients to complete any of our clinical trials, or may increase costs.  We may not be able to initiate or continue to support clinical trials of our product candidates for one or more indications, or any future product candidates, if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, and as previously disclosed in our periodic reports in 2019, in our Phase 2 clinical trial for CS we have experienced slower than anticipated enrollment, which could make impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and will suspend development of nevanimibe for the treatment of CS. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive or impractical to complete.

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

We are aware of a number of companies that are working to develop drugs that would compete, directly or indirectly, against livoletide for the treatment of PWS, nevanimibe for the treatment of classic congenital adrenal hyperplasia or CAH and MLE-301 for the treatment of vasomotor symptoms or VMS.

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

We are aware of three other companies developing treatments for patients with CAH: Diurnal Group PLC is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but recently announced a failed Phase 3 study and placed their U.S. development activities on hold. They intend to submit a Market Authorization Application to the EMA in the fourth quarter of 2019. Both Spruce Biosciences, Inc and Neurocrine Biosciences, Inc. are developing CRF1 antagonists and have completed Phase 2 studies in adults. Neurocrine has announced the initiation of a Phase 2 study in a pediatric population.

We are aware of three competing NK3R antagonists currently in clinical development for VMS. Astellas is developing fezolinetant and is preparing for a Phase 3 trial, KaNDy Therapeutics is currently conducting a Phase 2b trial for NT-814 a dual NK1/3 receptor antagonist and Sojournix is currently studying SJX-653 in a Phase 1 trial. Also, Acer Therapeutics is licensing of osenetant, an NK3R antagonist, which has previously been in clinical studies.

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

We have received orphan drug designation for livoletide from the FDA and EMA for the treatment of PWS. Nevanimibe has received orphan drug designation from the FDA and the EMA for the treatment of CAH. We may also seek orphan drug designation, where applicable, for our current product candidates in additional indications or for our future product candidates. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for any of our current or future product candidates, in any applicable indication. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the product candidate from the competition of different products or drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same product for the same disease if the FDA concludes that the later product is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective, the prevalence of the orphan disease is found to increase such that the qualifying criterion is no longer met or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop and seek it for, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidates to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

The time required to obtain approval of an NDA by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Prior to submitting an NDA to the FDA or an equivalent application to other foreign regulatory authorities for approval of livoletide for the treatment of PWS and for approval of nevanimibe for the treatment of CAH, we will need to complete its currently planned registration clinical trials for each, and additional trials that the FDA may require us to complete.

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

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if and when approved, may require significant resources and may never be successful. Further, patient populations suffering from PWS and CAH, and other indications we may target in the future, are small and have not been established with precision. If the actual number of patients is smaller than we estimate for any disease that we are targeting, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability may be adversely affected. For example, since the patient populations for PWS and CAH are small, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. For PWS and CAH, then, we may not maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses. Because we expect sales of livoletide and nevanimibe, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of either of these product candidates to find market acceptance would harm our business.

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

In addition, in December 2017, we acquired Alizé, a biopharmaceutical company based in Lyon, France. As of June 30, 2019, we had 30 employees located in the United States and 7 employees located in France. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize livoletide, nevanimibe or any future product candidates outside of the United States:

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

Since PPACA was enacted, the U.S. federal government also has announced delays in the implementation of key provisions of PPACA. Additionally, there have been judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in December 2018 CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we are able to charge for any approved drug in the United States. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, such measures are designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We rely upon the UM License Agreement to certain patent rights and proprietary technology from the University of Michigan that are important or necessary to the development of nevanimibe. We rely upon the Roche License Agreement to certain patent rights and proprietary technology from Roche that are important or necessary to the development of MLE-301. As of June 30, 2019, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. In addition, as of June 30, 2019, with respect to livoletide patent rights, we owned four issued U.S. patents, one pending U.S. patent application, and a number of patents and pending patent applications in other jurisdictions. Finally, as of June 30, 2019, with respect to MLE-301 patent rights, we exclusively licensed from Roche, one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.

The licenses granted under the UM License Agreement and Roche License Agreement, respectively, are revocable under certain circumstances including if we cease to do business, fail to make the payments due thereunder, commit a material breach of the agreement that is not cured within a certain time period after receiving written notice or fail to meet certain specified development and commercial timelines. In such an event, our ability to compete in the market for a particular drug indication may be diminished. Termination of the UM License Agreement or Roche License Agreement may result in us having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize nevanimibe or MLE-301, as applicable. Additionally, the UM License Agreement, Roche License Agreement and other licenses we may enter into in the future may not provide exclusive rights to use such intellectual property and technology at all, in all relevant fields of use and/or in all territories in which we may wish to develop or commercialize our product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products, including in territories included in the UM License Agreement and Roche License Agreement.

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

We currently depend, and will continue to depend, on the UM License Agreement. In addition, pursuant to an assignment agreement for certain patents and patent applications relating to livoletide, we are also required to pay royalties on commercial sales and licensing of livoletide to the assignors. Further, the assignors under this assignment agreement have a right to repurchase the assigned intellectual property at a certain price in the event we do not, upon receiving notice, use reasonable efforts to develop, introduce for sale and promote products derived from the assigned intellectual property. Such reasonable efforts involve spending an annual amount of at least CDN$100,000 in research and development related to livoletide, actively pursuing the registration, licenses and permits necessary to market livoletide and actual commercialization of livoletide, if approved. We currently depend, and will continue to depend, on the Roche License Agreement. If Roche terminates the Roche License Agreement due to a breach of any of our material obligations under the Roche License Agreement or due to our insolvency, or if we terminate the Roche License Agreement without cause, the rights and licenses granted by Roche to us under the Roche License Agreement will terminate on the effective date of the termination. In such event, if Roche provides us with timely notice, and to the extent reasonably requested by Roche, we must transfer to Roche all regulatory filings and approvals, all final pre-clinical, non-clinical and clinical study reports and clinical study protocols, trademarks, and all data, including clinical data, materials and information, in our possession and control related to MLE-301 necessary or reasonably useful for Roche to continue to develop and commercialize MLE-301. Further, if the effective date of such a termination is after the first commercial sale of the first MLE-301 product, Roche shall have a worldwide, non-exclusive, sublicensable, transferable license to research, develop, manufacture, and sell MLE-301 compounds and products. In such event, Roche would pay to us royalty fees with respect to the sale of those compounds and products. Further development and commercialization of livoletide, nevanimibe and MLE-301 may, and development of any future product candidates may, require us to enter into additional license, assignment or collaboration agreements. The agreements under which we currently hold or license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

These risks apply to any agreements that we may enter into in the future for livoletide, nevanimibe, MLE-301 or for any future product candidates. If we experience any of the foregoing, it would have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the UM License Agreement, we obtained an exclusive, worldwide license to develop, manufacture and commercialize nevanimibe. However, the UM License Agreement permits the University of Michigan, and other non-profit research institutions which are granted such rights from the University of Michigan, to manufacture and research nevanimibe for internal research, public service and internal educational purposes, all of which could result in new patentable inventions concerning the manufacture or use of nevanimibe. In addition, pursuant to an assignment agreement for certain livoletide patents and patent applications, certain individuals at the Erasmus University Medical Center and the University of Turin were granted non-exclusive rights to use the assigned intellectual property for non-commercial research with our prior written consent, all of which could result in new patentable inventions concerning the manufacture or use of livoletide. Pursuant to the Roche License Agreement, we obtained an exclusive, worldwide license to develop, manufacture and commercialize MLE-301. However, the Roche License Agreement permits Roche to use MLE-301 for internal research purposes, which could result in new patentable inventions concerning the manufacture or use of MLE-301.

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

We have in-licensed patents and patent applications from third parties. Our ability to exploit or enforce these patent rights, or to prevent the third-party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.

We have in-licensed certain patents and patent applications from third parties. In the absence of an agreement with each patent rights owner, we will be subject to default rules pertaining to ownership. Some countries require the consent of all owners to exploit, license or assign owned patents, and if we are unable to obtain that consent from the owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we secured exclusive rights from Roche for certain patents and patent applications that they own related to MLE-301. Additionally, in the United States, each owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third-party infringement claims.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as livoletide, nevanimibe and MLE-301, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Further, we may not elect to extend the most beneficial patent to us or the claims underlying the patent that we choose to extend could be invalidated. If any of the foregoing occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing its clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

•

others may be able to make compounds, or livoletide, nevanimibe or MLE-301 formulations that are similar to our livoletide, nevanimibe or MLE-301 formulations but that are not covered by the claims of the patents that we own or control;

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

We own certain patents and patent applications with claims directed to a form of nevanimibe and to specific methods of using nevanimibe and it expects to have marketing exclusivity from the FDA and EMA for a period of seven and ten years, respectively, because nevanimibe has not been approved in these markets. However, we do not have composition of matter protection in the United States and elsewhere broadly covering nevanimibe. We may be limited in our ability to list our patents in the FDA’s Orange Book if the form of the compound used is materially different from what is claimed in our patents, or if the use of its product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third parties) hold, including patents with claims directed to the forms and manufacture of nevanimibe and/or method of use patents. In general, patents covering certain forms of a compound and method of use patents are more difficult to enforce than broad composition of matter patents because, for example, of the risks that the FDA may approve different forms of subject compounds or alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe its method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of nevanimibe, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of nevanimibe, if approved for commercial sale.

Third parties may initiate legal proceedings, which are expensive and time consuming, alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Our commercial success depends, in part, upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell livoletide, nevanimibe, MLE-301 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to livoletide, nevanimibe, MLE-301 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse effect on our ability to commercialize livoletide, nevanimibe, MLE-301 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing livoletide, nevanimibe, MLE-301 or any future product candidates or force us to cease some or all of our business operations, which would have a material adverse effect on our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business. Even if we prevail in such infringement claims, patent litigation can be expensive and time consuming, which would harm our business, financial condition and results of operations.

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

Filing, prosecuting and defending patents covering livoletide, nevanimibe, MLE-301 and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own drugs and, further, may export otherwise infringing drugs to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These drugs may compete with our drugs in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

If we rely on third parties to manufacture and commercialize livoletide, nevanimibe, MLE-301 or any future product candidates, or if we collaborate with third parties for the development of livoletide, nevanimibe or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

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

If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition. Further, we currently rely on several CROs to conduct our ongoing clinical trials and may engage one of these same CROs to conduct additional clinical trials on our behalf. To the extent that these CROs fail to comply with GLP or their contractual obligations to us for any reason, the negative impact on our business and financial condition could be more profound than if we relied on a greater number of CROs.

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

We are highly dependent on the services of our key executives and personnel, including Julia C. Owens, Ph.D., our chief executive officer, Louis Arcudi III, our chief financial officer, and Ryan Zeidan, Ph.D., our senior vice president of development, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

We are highly dependent on Drs. Owens and Zeidan and Mr. Arcudi. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of June 30, 2019, we had 37 employees, 35 of whom were full-time and two of whom were part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of June 30, 2019, we had 13,412,058 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.

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

As of June 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 52% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Neither our management nor our auditors have evaluated, assessed or attested to our internal control over financial reporting as is set forth in Item 308 of Regulation S-K promulgated under the Exchange Act, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2018, the end of our last fiscal year. We were unable to conduct the required assessment primarily due to the Merger occurring in the fourth quarter of 2018 and the substantial change in operational focus, management and the internal control environment following the Merger. We intend to do our first internal control assessment as of December 31, 2019.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $249.6 million and $249.2 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended June 30, 2019.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number	Description
3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019 File No. 001-35890)

3.2

Third Amended and Restated Bylaws, as Amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8‑K filed with the Securities and Exchange Commission on August 9, 2018 File No. 001‑35890)

10.1*±	Amended and Restated Employment Agreement, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated June 19, 2019

10.2*±	Amended and Restated Employment Agreement, by and between Millendo Therapeutics US, Inc. and Louis Arcudi III, dated June 19, 2019

10.3*±	Amended and Restated Employment Agreement, by and between Millendo Therapeutics US, Inc. and Jeffery M. Brinza, dated May 23, 2019

10.4*^	License Agreement, by and among F. Hoffmann-La Roche Ltd, Hoffman-La Roche Inc. and Millendo Therapeutics, Inc., dated October 16, 2018

10.5	Flex Space Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019 File No. 001-35890)

10.6 ±	2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2019 File No. 001-35890)

10.7*±	Form of Option Grant Package under 2019 Equity Incentive Plan

10.8*±	Form of RSU Grant Package under 2019 Equity Incentive Plan

10.9±	2019 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2019 File No. 001-35890)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

^Portions of this exhibit (indicated by asterisks) have been excluded because such information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

±   Indicates management contract or compensatory plan.

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

Date: August 12, 2019