Form 10-Q
period 2019-09-30
Millendo Therapeutics, Inc.
filed 2019-11-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2019 was 13,472,937.

INDEX TO FORM 10‑Q

		Page
	PART I — FINANCIAL INFORMATION	4

Item 1.	Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	8
	Notes to Unaudited Interim Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II — OTHER INFORMATION	28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	71
Item 6.	Exhibits	71

Signatures		72

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context suggests otherwise, references in this Quarterly Report on Form 10‑Q to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our plans, estimates and beliefs and include, but are not limited to, statements about our plans to develop and commercialize our product candidates; the progress and timing of our ongoing and planned clinical trials for our product candidates, including the timing of topline results from the Phase 2b portion of our Phase 2b/3 clinical trial of livoletide in Prader Willi syndrome (“PWS”) patients, the timing of topline results from our Phase 2b clinical study of nevanimibe in congenital adrenal hyperplasia (“CAH”), the potential and timing for a neurokinin 3 receptor antagonist (MLE-301) as a potential treatment of vasomotor symptoms to enter clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; and our estimates regarding future revenue, if any, future expenses, the funding of our operations, including whether our existing cash, cash equivalents, marketable securities, and restricted cash will be sufficient to fund our current operating plans through the fourth quarter of 2020 and through the topline results of the Phase 2b portion of our Phase 2b/3 clinical trial of livoletide in PWS patients, as well as our future capital requirements and needs for additional financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10‑Q under Part II, Item 1A, “Risk Factors.”

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MILLENDO THERAPEUTICS, INC.

Consolidated Balance Sheets

(Unaudited)

(in thousands except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$47,151	$73,286
Short-term restricted cash	703	45
Marketable securities	—	4,385
Prepaid expenses and other current assets	4,483	3,373
Refundable tax credit	1,315	2,333
Total current assets	53,652	83,422
Long-term restricted cash	494	439
Operating lease right-of-use assets	3,568	—
Other assets	765	213
Total assets	$58,479	$84,074
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$197	$189
Accounts payable	2,691	1,998
Accrued expenses	5,776	7,630
Operating lease liabilities — current	1,849	—
Total current liabilities	10,513	9,817
Debt, net of current portion	218	383
Operating lease liabilities	2,690	—
Other liabilities	229	752
Total liabilities	13,650	10,952
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 13,472,937 and 13,357,999 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	238,893	234,876
Accumulated deficit	(195,955)	(164,086)
Accumulated other comprehensive income	123	148
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	43,074	70,951
Equity attributable to noncontrolling interests	1,755	2,171
Total stockholders’ equity	44,829	73,122
Total liabilities and stockholders’ equity	$58,479	$84,074

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,308	$3,871	$19,493	$9,840
General and administrative	4,443	3,935	13,075	7,340
Loss from operations	11,751	7,806	32,568	17,180
Other expenses:
Interest expense (income), net	$(238)	$54	$(866)	$39
Other loss	119	31	167	100
Net loss	$(11,632)	$(7,891)	$(31,869)	$(17,319)
Net loss attributable to noncontrolling interest	—	355	—	676
Net loss attributable to common stockholders	$(11,632)	$(7,536)	$(31,869)	$(16,643)
Net loss per share of common stock, basic and diluted	$(0.87)	$(10.61)	$(2.38)	$(23.43)
Weighted‑average shares of common stock outstanding, basic and diluted	13,420,614	710,390	13,386,381	710,390
Other comprehensive income (loss):
Foreign currency translation adjustment	$(17)	$11	$(25)	$58
Comprehensive loss	$(11,649)	$(7,525)	$(31,894)	$(16,585)
Comprehensive income attributable to noncontrolling interest	$—	$3	$—	$10
Comprehensive loss attributable to Millendo Therapeutics, Inc.	$(11,649)	$(7,528)	$(31,894)	$(16,595)

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Stockholders’

(Deficit) Equity

(Unaudited)

(in thousands except share amounts)

	Three Months Ended September 30, 2019
						Total
						Stockholders’
						(Deficit)
						Equity
					Accumulated	attributable	Total Equity	Total
			Additional		Other	to Millendo	Attributable to	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at July 1, 2019	13,412,058	$13	$237,136	$(184,323)	$140	$52,966	$2,059	$55,025
Exercise of stock options	51,278	—	194	—	—	194	—	194
Exercise/forfeiture of BSPCE warrants	9,601	—	367	—	—	367	(304)	63
Stock-based compensation expense	—	—	1,196	—	—	1,196	—	1,196
Foreign currency translation adjustment	—	—	—	—	(17)	(17)	—	(17)
Net income (loss)	—	—	—	(11,632)	—	(11,632)	—	(11,632)
Balance at September 30, 2019	13,472,937	$13	$238,893	$(195,955)	$123	$43,074	$1,755	$44,829

	Nine Months Ended September 30, 2019
						Total
						Stockholders’
						(Deficit)
						Equity
					Accumulated	attributable	Total Equity	Total
			Additional		Other	to Millendo	Attributable to	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Exercise of stock options	97,225	—	360	—	—	360	—	360
Exercise/forfeiture of BSPCE warrants	17,713	—	527	—	—	527	(416)	111
Stock-based compensation expense	—	—	3,130	—	—	3,130	—	3,130
Foreign currency translation adjustment	—	—	—	—	(25)	(25)	—	(25)
Net income (loss)	—	—	—	(31,869)	—	(31,869)	—	(31,869)
Balance at September 30, 2019	13,472,937	$13	$238,893	$(195,955)	$123	$43,074	$1,755	$44,829

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Stockholders’

(Deficit) Equity (continued)

(Unaudited)

(in thousands except share amounts)

	Three Months Ended September 30, 2018
				Stockholders’ Equity (Deficit)
											Total
											Stockholders’
											(Deficit)
											Equity
										Accumulated	attributable	Total Equity	Total
	Convertible		Redeemable					Additional		Other	to Millendo	Attributable to	Stockholders’
	Preferred Stock		Noncontrolling	Common Stock		Common-1 Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Interests	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at July 1, 2018	90,848,515	$132,922	$10,270	246,347	$—	464,043	$—	$6,528	$(146,001)	$48	$(139,425)	$2,171	$(137,254)
Stock-based compensation expense	—	—	—	—	—	—	—	423	—	—	423	—	423
Foreign currency translation adjustment	—	—	3	—	—	—	—	—	—	8	8	—	8
Net income (loss)	—	—	(355)	—	—	—	—	—	(7,536)	—	(7,536)	—	(7,536)
Balance at September 30, 2018	90,848,515	$132,922	$9,918	246,347	$—	464,043	$—	$6,951	$(153,537)	$56	$(146,530)	$2,171	$(144,359)

	Nine Months Ended September 30, 2018
				Stockholders’ Equity (Deficit)
											Total
											Stockholders’
											(Deficit)
											Equity
										Accumulated	attributable	Total Equity	Total
	Convertible		Redeemable					Additional		Other	to Millendo	Attributable to	Stockholders’
	Preferred Stock		Noncontrolling	Common Stock		Common-1 Stock		Paid-in	Accumulated	Comprehensive	Therapeutics,	Noncontrolling	(Deficit)
	Shares	Amount	Interests	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Inc.	Interests	Equity
Balance at January 1, 2018	90,848,515	$132,922	$10,584	246,347	$—	464,043	$—	$6,192	$(136,894)	$8	$(130,694)	$2,171	$(128,523)
Stock-based compensation expense	—	—	—	—	—	—	—	759	—	—	759	—	759
Foreign currency translation adjustment	—	—	10	—	—	—	—	—	—	48	48	—	48
Net income (loss)	—	—	(676)	—	—	—	—	—	(16,643)	—	(16,643)	—	(16,643)
Balance at September 30, 2018	90,848,515	$132,922	$9,918	246,347	$—	464,043	$—	$6,951	$(153,537)	$56	$(146,530)	$2,171	$(144,359)

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(31,869)	$(17,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	23
Stock‑based compensation expense	3,130	759
Write-off of deferred financing costs	—	871
Non-cash interest	—	59
Amortization of operating lease right-of-use assets	(352)	—
Unrealized foreign currency loss	—	98
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(397)	(847)
Other assets	297	—
Accounts payable	812	67
Accrued expenses and other liabilities	(1,204)	1,868
Cash used in operating activities	(29,531)	(14,421)
Investing activities:
Purchase of property and equipment	(364)	(20)
Proceeds from sale of marketable securities	4,385	—
Net cash paid in Alizé asset purchase	—	(524)
Cash provided by (used in) investing activities	4,021	(544)
Financing activities:
Repayment of debt	(134)	(125)
Payment of financing costs	(245)	(741)
Proceeds from convertible promissory notes	—	8,000
Proceeds from option and BSPCE warrant exercises	471	—
Repayment of principal on finance lease	(9)	—
Cash provided by (used in) financing activities	83	7,134
Effect of foreign currency exchange rate changes on cash	5	(24)
Net decrease in cash, cash equivalents and restricted cash	(25,422)	(7,855)
Cash, cash equivalents and restricted cash at beginning of period	73,770	17,623
Cash, cash equivalents and restricted cash at end of period	$48,348	$9,768
Supplemental schedule of non‑cash investing and financing activities:
Right-of-use assets acquired under operating leases	$3,414	$—
Financing costs in accounts payable and accrued expenses	$—	$729

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and Description of Business

Description of Business

Millendo Therapeutics, Inc. (the “Company”), a Delaware corporation, together with its subsidiaries, is a late‑stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. The Company is currently advancing three product candidates. The Company’s most advanced product candidate, livoletide (AZP‑531), is a potential treatment for Prader‑Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company is also developing nevanimibe (ATR‑101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company also has a neurokinin 3 receptor (NK3R) antagonist (MLE-301) in its research and development pipeline, which it plans to develop as a potential treatment of vasomotor symptoms (“VMS”), defined as hot flashes and night sweats in menopausal women.

The Company had also been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in its CS Phase 2 clinical trial, the Company elected to discontinue this trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus its resources on other programs in its research and development pipeline.

The Company’s operations to date have focused on conducting preclinical studies and clinical trials, acquiring technology and assets, organization and staffing, business planning, and raising capital. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

Merger with OvaScience

In December 2018, OvaScience, Inc., a Delaware corporation (“OvaScience”), now known as Millendo Therapeutics, Inc., completed its merger (the “Merger”) with privately-held Millendo Therapeutics, Inc. (“Private Millendo”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated August 8, 2018, as amended on September 25, 2018 and November 1, 2018 (the “Merger Agreement”), whereby Orion Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OvaScience (the “Merger Sub”), merged with and into Private Millendo, with Private Millendo continuing as a wholly-owned subsidiary of OvaScience.

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

Liquidity

The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of September 30, 2019, the Company had cash, cash equivalents, marketable securities and restricted cash of $48.3 million and an accumulated deficit of $196.0 million.

In April 2019, the Company entered into an “at-the-market” (“ATM”) equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows the Company to sell its common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. No common stock has been issued to date under the Company’s ATM equity distribution agreement.

The Company will likely require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents, marketable securities and restricted cash at September 30, 2019 are sufficient to fund operations through the fourth quarter of 2020.

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

Unaudited Interim Consolidated Financial Statements

The Company has prepared the accompanying unaudited Interim Consolidated Financial Statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited Interim Consolidated Financial Statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying unaudited Interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except as follows:

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which requires the Company as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right-of-use assets and lease obligations for those leases currently classified as operating leases. ASU 2016‑02 became effective for the Company on January 1, 2019.

The Company adopted ASU 2016‑02 using a modified retrospective transition approach as of January 1, 2019 and will not restate its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company has elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized.  As a result of the adoption of ASC 842, the Company recognized an operating lease liability of $2.0 million based on the present value of the minimum rental payments of the leases and a corresponding operating lease right-of-use (“ROU”) asset of $0.9 million within the Company’s Consolidated Balance Sheets. The Company’s ROU asset is exclusive of any early lease termination obligations whereby future contractual lease payments exceed estimated sublease income.

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

As of September 30, 2019, the operating lease ROU asset and the operating lease liabilities were $3.6 million and $4.5 million, respectively. The discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to nine years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three and nine months ended September 30, 2019.

Rent expense related to the Company's operating leases was approximately $233,000 and $48,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $456,000 and $142,000 for the nine months ended September 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.5 million and $1.0 million and the Company received approximately $86,000 and $0.2 million in sublease payments related to its Waltham, Massachusetts lease during the three and nine months ended September 30, 2019, respectively. The weighted average remaining term of the Company’s noncancelable operating leases is 3.83 years. Future minimum rental payments under the Company’s noncancelable operating leases at September 30, 2019 is as follows (amounts in thousands):

2019 (excluding the nine months ended September 30, 2019)	$472
2020	1,801
2021	804
2022	826
2023	850
Thereafter	390
Total	$5,143
Present Value Adjustment	(604)
Lease liability at September 30, 2019	$4,539

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

Deferred offering costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed. As of September 30, 2019, deferred offering costs were $0.2 million.

Net loss per share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted‑average number of shares of common stock (including shares of common‑1 stock during the three and nine months ended September 30, 2018) outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, preferred stock warrants, restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted‑average number of shares of common stock remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti‑dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted‑average shares of common stock outstanding, as they would be anti‑dilutive:

	September 30,
	2019	2018
Stock options	2,588,235	1,267,099
Convertible preferred stock	—	6,759,109
Common stock warrants	17,125	—
Preferred stock warrants	—	17,125
BSA and BSPCE warrants	126,699	156,719
	2,732,059	8,200,052

Recent accounting pronouncements

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates. ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 became effective upon issuance and the adoption of ASU 2019-07, which is applied prospectively, did not have an impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018‑13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its disclosures.

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

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, ASU 2016‑13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which amends ASU 2016-13 by providing entities with an option to irrevocably elect the fair value option to be applied on an instrument-by-instrument basis for eligible financial instruments that are within the scope of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2016‑13, as amended, is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements and related disclosures.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$42,350	$—	$—
Marketable securities - U.S. government agency	$—	$—	$—
Marketable securities - Corporate debt securities	$—	$—	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$25,145	$—	$—
Marketable securities - U.S. government agency	$—	$2,994	$—
Marketable securities - Corporate debt securities	$—	$1,391	$—

Prior to the Merger in December 2018, the Company’s preferred stock warrants were liability classified and remeasured at each reporting period using level 3 inputs. There were no changes in the fair value of the preferred stock warrant liability during the three or nine months ended September 30, 2018.

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Compensation and related benefits	$2,086	$3,537
Professional fees	1,262	1,140
Preclinical and clinical costs	2,122	1,811
Lease termination	—	630
Other	306	512
Total	$5,776	$7,630

In connection with the adoption of ASC 842, the new leasing standard, on January 1, 2019, the lease termination balance as of December 31, 2018 was reclassified into the Company’s operating lease liability.

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

During the three months ended September 30, 2019 and 2018, the Company made principal payments of $44,000 and $41,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company made principal payments of $134,000 and $125,000, respectively. At September 30, 2019, the balance outstanding was $0.4 million (or €0.4 million).

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

7. Stock‑Based Compensation

On June 11, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP,” and together with the 2019 Plan, the “Plans”). The 2019 Plan is the successor to the Private Millendo 2012 Stock Plan and the OvaScience 2012 Stock Incentive Plan (each, as amended, the “Prior Plans”) and allows the Company to grant stock options, restricted stock unit awards and other awards at levels determined appropriate by the Company’s Board of Directors (the “Board”) or the Compensation Committee of the Board. No additional awards will be granted under either of the Prior Plans. The 2019 ESPP enables employees to purchase shares of the Company’s common stock through offerings of rights to purchase the Company’s common stock to all eligible employees. The Plans were adopted by the Board on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. Outstanding awards under the Prior Plans continue to be subject to the terms and conditions of the Prior Plans.

The aggregate number of shares of our common stock initially reserved for issuance under the 2019 Plan was 2,919,872 shares. The number of shares of our common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. The aggregate number of shares of our common stock that may be issued under the 2019 ESPP is 133,580 shares, plus the number of shares of our common stock that are automatically added on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.

The Company measures employee and nonemployee stock‑based awards at grant date fair value and records compensation expense on a straight‑line basis over the vesting period of the award.

The Company recorded stock‑based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$180	$177	$981	$315
General and administrative	1,016	246	2,149	444
Total	$1,196	$423	$3,130	$759

Stock options

Options issued under the 2019 Plan may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity related to stock option grants to employees and nonemployees for the nine months ended September 30, 2019:

		Weighted	Weighted-average
		average	remaining
		exercise price	contractual
	Shares	per share	life (years)
Outstanding at December 31, 2018	1,764,287	$26.81	8.0
Granted	1,190,501	9.82
Exercised	(97,225)	3.71
Forfeited	(269,328)	41.50
Outstanding at September 30, 2019	2,588,235	$18.34	7.7
Vested and exercisable at September 30, 2019	992,969	$29.61	5.2
Vested and expected to vest at September 30, 2019	2,588,235	$18.34	7.7

As of September 30, 2019, the unrecognized compensation cost related to 1,595,266 unvested stock options expected to vest was $10.4 million. This unrecognized compensation will be recognized over an estimated weighted‑average amortization period of 3.0 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2019 was $1.4 million and $1.3 million, respectively. The options granted during the three and nine months ended September 30, 2019 had an estimated weighted-average grant date fair value of $4.99 and $6.81, respectively. There were 629,720 options granted during the three and nine months ended September 30, 2018 at an estimated weighted-average fair value of $10.08. The grant date fair value of each option grant was estimated during the three and nine months ended September 30, 2019 and 2018 using the following assumptions within the Black‑Scholes option‑pricing model:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Expected term (in years)	6.08	6.08	6.02	6.08
Expected volatility	81%	65%	80%	65%
Risk-free interest rate	1.51%	2.78%	2.23%	2.78%
Expected dividend yield	0%	0%	0%	0%

At the time of the Alizé acquisition in December 2017, Alizé had 6,219 nonemployee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted‑average exercise prices of €80.06 and €83.40, respectively. As of September 30, 2019, all BSA and BSPCE warrants were vested. During the three and nine months ended September 30, 2019, 710 and 1,310 BSPCE warrants were exercised resulting in the issuance of 9,601 and 17,713 shares of the Company’s common stock, respectively. In addition, during the three and nine months ended September 30, 2019, a total of 910 BSA and BSPCE warrants were forfeited. As of September 30, 2019, there were an aggregate of 126,699 shares of common stock issuable upon the exercise of the BSA and BSPCE warrants with a weighted‑average exercise price of $6.68 per share. These instruments are included in the equity attributable to noncontrolling interests.

8. Subsequent Events

Subsequent events were evaluated through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Interim Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and with our annual audited Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. In addition to historical financial information, the following discussion contains forward‑looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward‑Looking Statements.”

Overview

We are a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. We are currently advancing three product candidates. Our most advanced product candidate, livoletide (AZP‑531), is a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers and early mortality. In a randomized, double-blind, placebo-controlled Phase 2 clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident PWS patients from the Phase 2 trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. In March 2019, we announced that we initiated a pivotal Phase 2b/3 clinical trial of livoletide in PWS patients, with topline results from the Phase 2b portion of the study expected in the first half of 2020. As of November 13, 2019, the Phase 2b portion of the study is fully recruited for PWS patients ages 8 to 65. A protocol amendment was submitted to the FDA on August 7, 2019, which allows 4 to 7 year-olds to participate in the Phase 2b/3 clinical trial. We plan to continue to recruit patients in this age group.

We are developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female CAH patients can experience hirsutism, infertility and menstrual irregularity, and male CAH patients can experience testicular atrophy, infertility and testicular tumors, making it difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2 clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018. We expect to report topline results from the first cohort of the Phase 2b trial in the second half of 2020. We expect to provide an update on the anticipated timing of topline results from the second cohort in the first quarter of 2020.

We also have a neurokinin 3 receptor (NK3R) antagonist (MLE-301) in our research and development pipeline, which we plan to develop as a potential treatment of vasomotor symptoms (“VMS”), defined as hot flashes and night sweats in menopausal women. MLE-301 is currently in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in 2020.

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $11.6 million and $7.9 million for the three months ended September 30, 2019 and 2018, respectively, and $31.9 million and $17.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $196.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

Recent Developments

Livoletide (AZP-531) for the potential treatment for Prader-Willi syndrome (PWS)

In March 2019, we announced that we initiated a pivotal Phase 2b/3 clinical trial of livoletide in PWS patients, with topline results from the Phase 2b portion of the study expected in the first half of 2020. As of November 13, 2019, the Phase 2b portion of the study is fully recruited for PWS patients ages 8 to 65, with over 150 patients recruited across 38 sites in the U.S., Europe and Australia. A protocol amendment was submitted to the FDA on August 7, 2019, which allows 4 to 7 year-olds to participate in the Phase 2b/3 clinical trial. We plan to continue recruiting patients in this age group.

Nevanimibe for the treatment of classic congenital adrenal hyperplasia (CAH)

The nevanimibe Phase 2b CAH study began in the third quarter of 2018 and is ongoing. The Phase 2b study will evaluate nevanimibe’s efficacy and safety in treating CAH, and includes two distinct cohorts of patients. Cohort 1 includes patients with a baseline 17-hydroxyprogesterone (17-OHP) level, a key measure of disease control, of greater than or equal to 4-times the upper limit of normal (ULN) which is similar to the Phase 2a study population but now with longer duration of treatment and with the ability for additional dose-ranging. Cohort 2 includes patients with elevated glucocorticoids and a baseline 17-OHP level of less than 4-times ULN. Patients in Cohort 2 will have their glucocorticoid dose reduced, with an anticipated increase in 17-OHP levels and then treatment with nevanimibe seeking to reduce the 17-OHP levels. The study’s primary endpoint across both study cohorts is an assessment of the percentage of patients that achieve 17-OHP levels of less than or equal to 2-times ULN. Secondary endpoints include assessments of other adrenal hormones, including androgens.

We previously announced the submission of a protocol amendment to the appropriate regulatory authorities in all countries with active clinical trial sites to reflect a change in dosing (reducing the starting dose from 1000 mg BID to 500 mg BID) to improve tolerability and an extension of the length of the study treatment period (from 12 weeks to 16 weeks) to permit dose escalation. We also previously reported in our Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, that we expected topline results from the CAH Phase 2b study in the first half of 2020. We now expect to report topline results from Cohort 1 of the Phase 2b study in the second half of 2020. We expect to provide an update on the anticipated timing of Cohort 2 topline results in the first quarter of 2020.

Suspension of development of nevanimibe for the treatment of endogenous Cushing’s syndrome (CS)

We previously announced that we had been investigating nevanimibe (ATR-101) in a Phase 2 clinical trial as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in this Phase 2 clinical trial, we elected to discontinue this trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus our resources on other programs in our research and development pipeline. We do not expect to incur future material expenses related to the CS program.

Merger

On December 7, 2018, OvaScience, Inc. (“OvaScience”), now known as Millendo Therapeutics, Inc., completed its reverse merger (the “Merger”) with what was then known as privately-held Millendo Therapeutics, Inc., (“Private Millendo”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of August 8, 2018, as amended on September 25, 2018 and November 1, 2018 (the “Merger Agreement”). OvaScience’s shares of common stock listed on the Nasdaq Capital Market, previously trading through the close of business on Friday, December 7, 2018 under the ticker symbol “OVAS,” commenced trading on the Nasdaq Capital Market, under the ticker symbol “MLND,” on Monday, December 10, 2018.

Immediately following the Merger, Private Millendo became a wholly-owned subsidiary of OvaScience. Upon consummation of the Merger (the “Closing”), OvaScience adopted the business plan of Private Millendo and discontinued the pursuit of OvaScience’s business plan pre-Closing. The Merger was accounted for as a reverse acquisition and recapitalization with Private Millendo as the accounting acquirer. On the Merger date, the primary pre-combination assets of OvaScience was cash, cash equivalents and marketable securities. At the time of the Merger, OvaScience had net assets of $38.0 million, which were comprised primarily of cash, cash equivalents and marketable securities.

Components of Our Results of Operations

Research and development expense

Research and development expense consists primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	personnel expenses, including salaries, benefits and stock-based compensation expense;
•

costs of funding research performed by third-parties, including pursuant to agreements with contract research organizations, (“CROs”), as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

•

expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;

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

The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Nevanimibe expenses	$867	$755	$2,595	$3,140
Livoletide expenses	3,850	1,800	9,881	3,192
MLE-301 expenses	838	—	1,282	—
Personnel expenses	1,529	1,200	5,054	3,126
Other expenses	224	116	681	382
Total	$7,308	$3,871	$19,493	$9,840

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

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our operating results for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Change
	(dollars in thousands)
Operating expenses:
Research and development	$7,308	$3,871	$3,437	88.8%
General and administrative	4,443	3,935	508	12.9
Loss from operations	11,751	7,806	3,945	50.5
Other expenses:
Interest expense (income), net	(238)	54	(292)	*
Other loss	119	31	88	283.9
Net loss	$(11,632)	$(7,891)	$(3,741)	47.4%

*Not Meaningful

Research and development expense

Research and development expense increased by $3.4 million to $7.3 million for the three months ended September 30, 2019 from $3.9 million for the three months ended September 30, 2018. The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(dollars in thousands)
Preclinical and clinical development expense	$5,555	$2,555	$3,000	117.4%
Compensation expense, other than stock-based compensation	1,349	1,023	326	31.9
Stock-based compensation expense	180	177	3	1.7
Other expenses	224	116	108	93.1
Total research and development expense	$7,308	$3,871	$3,437	88.8%

The increase in total research and development expense is attributable to:

•	a $3.0 million increase in preclinical and clinical development expense mainly related to the development of livoletide; and
•	a $0.3 million increase in compensation and stock-based compensation expenses as a result of our increase in research and development headcount and additional options granted.

General and administrative expense

General and administrative expense increased by $0.5 million to $4.4 million for the three months ended September 30, 2019 from $3.9 million for the three months ended September 30, 2018. The increase was primarily due to a $1.4 million increase in compensation and stock-based compensation expense as a result of an increase in our general and administrative headcount and changes to compensation arrangements, and a $0.5 million increase in insurance, rent and facility related expenses. The increase in insurance is due to operating as a public company and the increase in rent and facility related expenses is due to increased headcount and additional leased office space. These increases were partially offset by a decrease of $1.4 million in legal and accounting fees incurred related to the Merger and other financing offering costs in the prior year period.

Interest expense (income), net

Interest expense (income), net increased by $0.3 million to $0.2 million net interest income for the three months ended September 30, 2019 from net interest expense of $54,000 for the three months ended September 30, 2018. The change was primarily due to higher interest income received as a result of larger cash, cash equivalent and marketable securities balances we had immediately following the Merger.

Other loss

Other loss increased by $88,000 to $119,000 for the three months ended September 30, 2019 from $31,000 for the three months ended September 30, 2018 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our operating results for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(dollars in thousands)
Operating expenses:
Research and development	$19,493	$9,840	$9,653	98.1%
General and administrative	13,075	7,340	5,735	78.1
Loss from operations	32,568	17,180	15,388	89.6
Other expenses:
Interest expense (income), net	(866)	39	(905)	*
Other loss	167	100	67	67.0
Net loss	$(31,869)	$(17,319)	$(14,550)	84.0%

*Not Meaningful

Research and development expense

Research and development expense increased by $9.7 million to $19.5 million for the nine months ended September 30, 2019 from $9.8 million for the nine months ended September 30, 2018. The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(dollars in thousands)
Preclinical and clinical development expense	$13,758	$6,332	$7,426	117.3%
Compensation expense, other than stock-based compensation	4,073	2,811	1,262	44.9
Stock-based compensation expense	981	315	666	211.4
Other expenses	681	382	299	78.3
Total research and development expense	$19,493	$9,840	$9,653	98.1%

The increase in total research and development expense is attributable to:

•	a $7.4 million increase in preclinical and clinical development expense mainly related to the development of livoletide;
•	a $1.9 million increase in compensation and stock-based compensation expenses as a result of our increase in research and development headcount and additional options granted; and

•	a $0.3 million increase in other expense due to an increase in facility and other overhead expenses.

General and administrative expense

General and administrative expense increased by $5.7 million to $13.1 million for the nine months ended September 30, 2019 from $7.3 million for the nine months ended September 30, 2018. The increase was primarily due to a $3.6 million increase in compensation and stock-based compensation expense as a result of an increase in our general and administrative headcount and changes to compensation arrangements, a $0.6 million increase in professional fees incurred mainly related to being a publicly traded company, and a $1.5 million increase in insurance, rent and facility related expenses due to increased headcount and operating as a public company.

Interest expense (income), net

Interest expense (income), net increased by $0.9 million to $0.9 million net interest income for the nine months ended September 30, 2019 from $39,000 net interest expense for the nine months ended September 30, 2018. The change was primarily due to higher interest income received as a result of larger cash, cash equivalent and marketable securities balances we had immediately following the Merger.

Other loss

Other loss increased by $67,000 to $167,000 for the nine months ended September 30, 2019 from $100,000 for the nine months ended September 30, 2018 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources

The following table sets forth the primary uses of cash and cash equivalents for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(29,531)	$(14,421)
Net cash provided by (used in) investing activities	4,021	(544)
Net cash provided by (used in) financing activities	83	7,134
Effect of foreign currency exchange rate changes on cash	5	(24)
Net decrease in cash, cash equivalents and restricted cash	$(25,422)	$(7,855)

Uses of funds

Operating activities

During the nine months ended September 30, 2019, we used $29.5 million of cash to fund operating activities. During the nine months ended September 30, 2019, cash used in operating activities reflected our net loss of $31.9 million and a net change in operating assets and liabilities of $0.5 million, offset by non-cash charges of $2.8 million, principally related to stock-based compensation.

During the nine months ended September 30, 2018, we used $14.4 million of cash to fund operating activities. Cash used in operating activities reflected our net loss of $17.3 million, offset by a net change in operating assets and liabilities of $1.1 million, and by non-cash charges of $1.8 million, primarily related to the write-off of deferred financing costs and stock-based compensation.

Investing activities

During the nine months ended September 30, 2019, we received $4.4 million in net proceeds from the sale of marketable securities and paid $0.4 million in purchases of property and equipment. During the nine months ended September 30, 2018, we made payments of $0.5 million in connection with the asset acquisition of Alizé.

Financing activities

During the nine months ended September 30, 2019, we received proceeds of $0.5 million from the exercise of options and warrants, which were offset by $0.1 million for the repayment of debt, and $0.2 million in the payment of financing costs. During the nine months ended September 30, 2018, we received $8.0 million in proceeds from the issuance of convertible promissory notes that were converted into shares of our common stock upon consummation of the Merger. This cash inflow was offset by payments of $0.7 million in related financing costs, and repayments of $0.1 million of debt.

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

In April 2019, we entered into an “at-the-market” (“ATM”), equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows us to sell our common shares through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. No common shares have been issued to date under our ATM equity distribution agreement.

As of September 30, 2019, we had cash, cash equivalents, marketable securities and restricted cash of $48.3 million, which we believe are sufficient to fund our planned operations through the fourth quarter of 2020. Our existing cash, cash equivalents, marketable securities and restricted cash are currently expected to be sufficient to fund our current operating plans through the topline results of the Phase 2b portion of our pivotal Phase 2b/3 trial of livoletide in PWS patients.

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

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In May 2019, we funded an escrow arrangement totaling approximately $1.0 million in connection with a sublease agreement for office space located in Waltham, Massachusetts, assumed in connection with the Merger. The escrowed amount represents the difference in the annual base rent payable under the sublease agreement and the annual base rent payable under the overlease for the remaining term of the sublease agreement. The escrowed amount will be released on a monthly basis over the remaining lease term as the annual base rent payments are made by us.

As of September 30, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger

The risks arising with respect to the historic OvaScience business and operations may be different from what we anticipate, which could lead to significant, unexpected costs and liabilities and could materially and adversely affect our business going forward.

It is possible that we may not have fully anticipated the extent of the risks associated with the recent Merger we completed with OvaScience. After the Merger, OvaScience’s historic business was discontinued, but prior to the transaction OvaScience had a significant operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and winding down of the OvaScience business post-transaction, the risks involved with taking over a business with a significant operating history and the costs and liabilities associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs or liabilities associated with OvaScience’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $84.6 million and $27.2 million for the years ended December 31, 2017 and 2018, respectively, and $11.6 million and $31.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $196.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of two of our product candidates, livoletide and nevanimibe, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:

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

Because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities such as the European Medicines Agency (the “EMA”) to amend existing studies or trials, to perform studies and trials in addition to those currently expected, or if there are any delays in the development or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed. For example, and as previously disclosed in our periodic reports in 2019, enrollment for our Phase 2b CAH clinical trial was previously paused in certain countries while appropriate regulatory authorities and ethics committees reviewed our submissions for a protocol amendment.

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

•

establishing and maintaining supply and manufacturing relationships with third-parties that can provide an adequate amount and quality of drugs and services to support our planned clinical development, as well as the market demand for livoletide, nevanimibe and any future product candidates, if approved;

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

As of September 30, 2019, our cash, cash equivalents, marketable securities and restricted cash were $48.3 million. Our existing cash, cash equivalents, marketable securities and restricted cash are currently expected to be sufficient to fund our current operating plans through the fourth quarter of 2020, which we expect will be sufficient to fund our operating plans through the topline results of the Phase 2b portion of our livoletide pivotal Phase 2b/3 PWS trial. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.

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

We have certain milestone and royalty payments related to livoletide, nevanimibe and MLE-301. We acquired worldwide, exclusive rights to nevanimibe pursuant to our license agreement with the Regents of the University of Michigan, or the University of Michigan, entered into in June 2013, or the UM License Agreement. Under the terms of the UM License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to nevanimibe, as well as other material obligations. In addition, pursuant to an assignment agreement for certain patents and patent applications relating to livoletide, we are also required to pay royalties on commercial sales and licensing of livoletide to the assignors. We acquired worldwide, exclusive rights to MLE-301 pursuant to the Roche License Agreement. Under the terms of the Roche License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to MLE-301, as well as other material obligations. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third-parties to develop and commercialize MLE-301. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with respect to our own product candidates for additional indications and other product candidates or diseases that later prove to have greater commercial potential. Our resource allocation decisions may ultimately not result in successful clinical development programs and may cause us to fail to capitalize on other viable product candidates, commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, and as previously disclosed, in our Phase 2 clinical trial for Cushing’s syndrome (“CS”), we experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and have suspended development of nevanimibe for the treatment of CS.

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

The Phase 2b portion of our recently initiated Phase 2b/3 PWS trial may or may not be sufficient to support FDA approval depending on the data. Additionally, the FDA may require additional data (for example, with respect to children) to support an NDA approval in PWS in the United States.

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

Our product candidates, livoletide and nevanimibe, are still in development and will require extensive clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for livoletide or nevanimibe for the treatment of any indication or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of livoletide or nevanimibe, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of livoletide and nevanimibe for each of the indications that we are pursuing will take the next several years to complete. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications. For example, and as previously disclosed in our periodic reports in 2019, in our Phase 2 clinical trial for CS we have experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and have suspended development of nevanimibe for the treatment of CS.

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

Before obtaining marketing approval from regulatory authorities for the sale of livoletide, nevanimibe and any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, and as previously disclosed in our periodic reports in 2019, enrollment for our Phase 2b CAH clinical trial was previously paused in certain countries while appropriate regulatory authorities and ethics committees reviewed our submissions for a protocol amendment. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials, including our Phase 2b clinical trial of nevanimibe in CAH patients, depends on many factors, including: the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same disease, the proximity of patients to clinical sites and the eligibility criteria for the trials, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will drop out of the trials before completion.

The competitive nature of clinical trials in the pharmaceutical and biotechnology industries may make it difficult for us to recruit a sufficient number of patients to complete any of our clinical trials, or may increase costs. We may not be able to initiate or continue to support clinical trials of our product candidates for one or more indications, or any future product candidates, if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, and as previously disclosed in our periodic reports in 2019, in our Phase 2 clinical trial for CS we have experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and have suspended development of nevanimibe for the treatment of CS. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive or impractical to complete.

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

We are aware of a number of companies that are working to develop drugs that would compete, directly or indirectly, against livoletide for the treatment of PWS, nevanimibe for the treatment of CAH, and MLE-301 for the treatment of VMS.

Soleno Therapeutics, Inc. is currently developing diazoxide choline controlled release, an ATP-sensitive potassium channel agonist, and Levo Therapeutics, Inc. is pursuing development of carbetocin, a long-acting analogue of oxytocin, for the treatment of PWS. Both Saniona AB and Insys Therapeutics, Inc. have also announced or initiated smaller trials in PWS for the treatment of hyperphagia. There are also a number of compounds in preclinical development.

We are aware of three other companies developing treatments for patients with CAH: Diurnal Group PLC is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but recently announced a failed Phase 3 study and placed their U.S. development activities on hold. They intend to submit a Market Authorization Application to the EMA in the fourth quarter of 2019. Both Spruce Biosciences, Inc and Neurocrine Biosciences, Inc. are developing CRF1 antagonists and have completed Phase 2 studies in adults. Neurocrine has announced the initiation of a Phase 2 study in a pediatric population and announced their intention to start an adult Phase 3 study in mid-2020. BridgeBio, Inc., is evaluating a gene therapy program (BBP-631) to treat CAH and has announced plans to file an IND in 2020.

We are aware of three competing NK3R antagonists currently in clinical development for VMS. Astellas is developing fezolinetant and has announced the initiation of their Phase 3 program. KaNDy Therapeutics is currently conducting a Phase 2b trial for NT-814 a dual NK1/3 receptor antagonist and has completed enrollment as of August 2019. Sojournix is currently studying SJX-653 in a Phase 1 trial. Additionally, Acer Therapeutics is developing osanetant, an NK3R antagonist, for induced vasomotor symptoms stemming from hormonal therapies used to treat breast and prostate cancer.

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

If we are unable to establish sales, marketing and distribution capabilities, either on our own or in collaboration with third-parties, we may not be successful in commercializing our product candidates, if approved.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities, or make arrangements with third-parties to perform these services. There can be no assurance we will be able to do so in a cost-effective manner, on terms favorable to us, or at all.

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

Further, we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of our product candidates, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that we will have effective sales forces. To the extent that we depend on third-parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third-parties, and there can be no assurance that such efforts will be successful.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal team or the support of a third-party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

In addition, in December 2017, we acquired Alizé Pharma SAS (“Alizé”), a biopharmaceutical company based in Lyon, France. As of September 30, 2019, we had 30 employees located in the United States and 5 employees located in France. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize livoletide, nevanimibe or any future product candidates outside of the United States:

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

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact us. We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K.’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the U.K. more difficult. Furthermore, there are likely to be changes to the way in which marketing approvals are granted in the U.K., which could add time and expense to the process by which our product candidates receive and maintain regulatory approval in the U.K. and across the European Economic Area in future.

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

OvaScience is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. OvaScience’s prior operations involved the use of hazardous and flammable materials, including chemicals and biological materials. OvaScience’s prior operations also produced hazardous waste products. OvaScience generally contracted with third-parties for the disposal of these materials and wastes. In the event of contamination or injury resulting from OvaScience’s use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. However, because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, exclusion from participation in government health care programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could harm our ability to operate our business and our results of operations. Similar sanctions and penalties, as well as individual imprisonment, also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

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

Risks Related to Our Intellectual Property

We rely on the availability of licenses for intellectual property from third-parties and these licenses may not be available to us on commercially reasonable terms, or at all.

We rely upon the UM License Agreement to certain patent rights and proprietary technology from the University of Michigan that are important or necessary to the development of nevanimibe. We rely upon the Roche License Agreement to certain patent rights and proprietary technology from Roche that are important or necessary to the development of MLE-301. As of September 30, 2019, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. In addition, as of September 30, 2019, with respect to livoletide patent rights, we owned four issued U.S. patents, one pending U.S. patent application, and a number of patents and pending patent applications in other jurisdictions. Finally, as of September 30, 2019, with respect to MLE-301 patent rights, we owned one pending U.S. patent application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third-parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.

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

Our intellectual property licenses and agreements with third-parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

We currently depend, and will continue to depend, on the UM License Agreement. In addition, pursuant to an assignment agreement for certain patents and patent applications relating to livoletide, we are also required to pay royalties on commercial sales and licensing of livoletide to the assignors. Further, the assignors under this assignment agreement have a right to repurchase the assigned intellectual property at a certain price in the event we do not, upon receiving notice, use reasonable efforts to develop, introduce for sale and promote products derived from the assigned intellectual property. Such reasonable efforts involve spending an annual amount of at least CDN$100,000 in research and development related to livoletide, actively pursuing the registration, licenses and permits necessary to market livoletide and actual commercialization of livoletide, if approved. We currently depend, and will continue to depend, on the Roche License Agreement. If Roche terminates the Roche License Agreement due to a breach of any of our material obligations under the Roche License Agreement or due to our insolvency, or if we terminate the Roche License Agreement without cause, the rights and licenses granted by Roche to us under the Roche License Agreement will terminate on the effective date of the termination. In such event, if Roche provides us with timely notice, and to the extent reasonably requested by Roche, we must transfer to Roche all regulatory filings and approvals, all final preclinical, non-clinical and clinical study reports and clinical study protocols, trademarks, and all data, including clinical data, materials and information, in our possession and control related to MLE-301 necessary or reasonably useful for Roche to continue to develop and commercialize MLE-301. Further, if the effective date of such a termination is after the first commercial sale of the first MLE-301 product, Roche shall have a worldwide, non-exclusive, sublicensable, transferable license to research, develop, manufacture, and sell MLE-301 compounds and products. In such event, Roche would pay to us royalty fees with respect to the sale of those compounds and products. Further development and commercialization of livoletide, nevanimibe and MLE-301 may, and development of any future product candidates may, require us to enter into additional license, assignment or collaboration agreements. The agreements under which we currently hold or license intellectual property or technology from third-parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we fail to comply with our obligations in the agreements under which we hold or license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license and intellectual property rights that are important to our business.

Further, we cannot provide any assurances that third-party patents or other intellectual property rights do not exist, which might be enforced against our current product candidates, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third-parties. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current and future product candidates, third-parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third-parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We jointly own patents and patent applications with third-parties. Our ability to exploit or enforce these patent rights, or to prevent the third-party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.

We jointly own certain patents and patent applications with third-parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we secured exclusive rights from the University of Michigan for certain patents and patent applications that they jointly own with us related to nevanimibe. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third-party infringement claims.

We have in-licensed patents and patent applications from third-parties. Our ability to exploit or enforce these patent rights, or to prevent the third-party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.

We have in-licensed certain patents and patent applications from third-parties. In the absence of an agreement with each patent rights owner, we will be subject to default rules pertaining to ownership. Some countries require the consent of all owners to exploit, license or assign owned patents, and if we are unable to obtain that consent from the owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we secured exclusive rights from Roche for certain patents and patent applications that they own related to MLE-301. Additionally, in the United States, each owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third-party infringement claims.

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

We own certain patents and patent applications with claims directed to a form of nevanimibe and to specific methods of using nevanimibe and we expect to have marketing exclusivity from the FDA and EMA for a period of seven and ten years, respectively, because nevanimibe has not been approved in these markets. However, we do not have composition of matter protection in the United States and elsewhere broadly covering nevanimibe. We may be limited in our ability to list our patents in the FDA’s Orange Book if the form of the compound used is materially different from what is claimed in our patents, or if the use of its product, consistent with its FDA-approved label, would not fall within the scope of our patent claims. Also, our competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that we (or third-parties) hold, including patents with claims directed to the forms and manufacture of nevanimibe and/or method of use patents. In general, patents covering certain forms of a compound and method of use patents are more difficult to enforce than broad composition of matter patents because, for example, of the risks that the FDA may approve different forms of subject compounds or alternative uses of the subject compounds not covered by the method of use patents, and others may engage in off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe its method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. FDA approval of uses that are not covered by our patents would limit our ability to generate revenue from the sale of nevanimibe, if approved for commercial sale. Off-label sales would limit our ability to generate revenue from the sale of nevanimibe, if approved for commercial sale.

Third-parties may initiate legal proceedings, which are expensive and time consuming, alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Our commercial success depends, in part, upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell livoletide, nevanimibe, MLE-301 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third-parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to livoletide, nevanimibe, MLE-301 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third-parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third-parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse effect on our ability to commercialize livoletide, nevanimibe, MLE-301 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third-parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing livoletide, nevanimibe, MLE-301 or any future product candidates or force us to cease some or all of our business operations, which would have a material adverse effect on our business. Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar material adverse effect on our business. Even if we prevail in such infringement claims, patent litigation can be expensive and time consuming, which would harm our business, financial condition and results of operations.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of ours patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third-parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could have material adverse effect on our business.

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

Our reliance on third-parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

If we rely on third-parties to manufacture and commercialize livoletide, nevanimibe, MLE-301 or any future product candidates, or if we collaborate with third-parties for the development of livoletide, nevanimibe or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third-parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third-parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third-parties, independent development or publication of information by any of third-party collaborators. A competitor’s discovery of our trade secrets would harm our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third-parties.

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

In addition, while it is our approach to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third-parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Risks Related to Our Dependence on Third-Parties

We do not have our own manufacturing capabilities and will rely on third-parties to produce clinical and commercial supplies of livoletide and nevanimibe, and any future product candidate.

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

•	inability to meet our product specifications and quality requirements consistently;
•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	failure to comply with cGMP and similar foreign standards;
•	inability to negotiate manufacturing agreements with third-parties under commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with third-parties in a manner or at a time that is costly or damaging to us;
•	reliance on a limited number of sources, and in some cases, single sources for product components;
•	lack of qualified backup suppliers for those materials that are currently purchased from a sole or single source supplier;
•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•	inability to find replacement manufacturers or suppliers, if necessary, on terms favorable to us, in a timely manner, or at all;
•	carrier disruptions or increased costs that are beyond our control; and
•	failure to deliver our products under specified storage conditions and in a timely manner.

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products once approved. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production.

We may in the future enter into collaborations with third-parties to develop our product candidates. If these collaborations are not successful, our business could be harmed.

We may enter into collaborations with third-parties in the future. We may in the future determine to collaborate with other pharmaceutical and biotechnology companies for development and potential commercialization of our product candidates. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

We may seek to develop strategic partnerships for developing and commercializing livoletide or nevanimibe, due to capital costs required to develop the product candidate, manufacturing constraints or anticipated commercialization costs. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for livoletide or nevanimibe because our research and development pipeline may be insufficient or third-parties may not view livoletide or nevanimibe as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under an existing collaboration agreement from entering into a future agreement with a potential collaborator. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

We rely on third-parties to conduct, supervise and monitor our clinical trials, and if those third-parties perform in an unsatisfactory manner, it may harm our business.

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

We completed our acquisition of Alizé through which we acquired livoletide, our PWS product candidate, in December 2017. In the future, we may acquire additional companies, technologies or product candidates that we believe could complement or expand our business. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including with respect to:

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

We are highly dependent on the services of our key executives and personnel, including Julia C. Owens, Ph.D., our chief executive officer, Louis Arcudi III, our chief financial officer, and Ryan Zeidan, Ph.D., our Chief Development Officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

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

As of September 30, 2019, we had 35 employees, 34 of whom were full-time employees and 1 of whom was a part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a French technology company, Alizé historically benefited from certain tax advantages, including the French research tax credit (credit d’impot recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development, and can offset French corporate income tax due. Alizé has historically received CIR reimbursements promptly following filing for such reimbursements with applicable French taxing authorities. During the year ended December 31, 2017, claims were made totaling $1.0 million, which we received in the first quarter of 2019. During the year ended December 31, 2018, claims were made totaling $1.4 million, which we received in the third quarter of 2019. Following our acquisition of Alizé, the combined business may no longer qualify as a French small or medium size enterprise, and, accordingly, the combined business may be subject to a three-year waiting period for reimbursement of CIRs, which could adversely affect the combined business’s results of operations and cash flows.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of September 30, 2019, we had 13,472,937 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the three months ended September 30, 2019.

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

10.1*±	Amended and Restated Employment Agreement, by and between Millendo Therapeutics US, Inc. and Ryan Zeidan, dated August 16, 2019

10.2*±	Employment Agreement, by and between Millendo Therapeutics US, Inc. and Tamara Joseph, dated July 11, 2019

10.3*±	Consulting Agreement, by and between the Registrant and Jeffery Brinza, dated August 23, 2019

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 13, 2019