Form 10-K
period 2019-12-31
Millendo Therapeutics, Inc.
filed 2020-03-11
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35890
________________________________________________________________________________________________________________
Millendo Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________________________________________________________________________________

Delaware	45-1472564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Miller Avenue, Suite 100 Ann Arbor, Michigan	48104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 845-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	MLND	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $11.56 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 28, 2019, was approximately $124.4 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 1, 2020, the registrant had 18,266,545 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
On December 7, 2018, OvaScience, Inc., or the Company, completed a reverse merger with what was then known as “Millendo Therapeutics, Inc.”, or Private Millendo, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of August 8, 2018, as amended on September 25, 2018 and November 1, 2018, or the Merger Agreement, by and among the Company, Private Millendo and Orion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, or Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into Private Millendo, with Private Millendo continuing as a wholly owned subsidiary of the Company. We refer to the foregoing transactions in this Annual Report on Form 10-K as “the Merger”. On December 6, 2018, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-15 reverse stock split of its common stock, or the Reverse Stock Split, and immediately following the Merger, the Company changed its name to “Millendo Therapeutics, Inc.” Following the completion of the Merger, the business conducted by the Company became the business conducted by Private Millendo, which is a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases. All references to common stock share and per share amounts in this Annual Report have been retroactively adjusted to reflect, where applicable, the Reverse Stock Split, as indicated. As used herein, the words “Millendo,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “OvaScience” refers to the Company prior to the completion of the Merger.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•our plans to develop and commercialize our product candidates;
•the progress and timing of our ongoing and planned clinical trials for our product candidates;
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•the clinical utility of our product candidates;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position;
•our plans to in-license, acquire, develop and commercialize additional product candidates;
•our competitive position and the development of and projections relating to our competitors or our industry;
•our ability to identify, recruit and retain key personnel;
•the impact of laws and regulations;
•our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives; and
•our estimates regarding future revenue, if any, future expenses, the funding of our operations, as well as our future capital requirements and needs for additional financing.
You should refer to Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

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
We are currently advancing three product candidates. Our most advanced product candidate, livoletide (AZP-531), is a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease usually characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers, and early mortality. In a randomized, double-blind, placebo-controlled Phase 2a clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident patients with PWS from the Phase 2a trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. In March 2019, we initiated a Phase 2b/3 clinical trial of livoletide in patients with PWS. The randomized, double-blind, placebo-controlled pivotal Phase 2b trial includes 158 patients with PWS ages 8 to 65, recruited across 38 sites in the United States, Europe and Australia. As of February 26, 2020, the three-month "core" period of the Phase 2b trial has been completed. Topline results from the pivotal Phase 2b trial are expected in early second quarter of 2020. A protocol amendment was submitted to the U.S. Food and Drug Administration, or FDA, on August 7, 2019, which allows 4- to 7-year-olds to participate in the Phase 2b/3 clinical trial. We continue to recruit patients in this age group. On July 29, 2019, the FDA designated the investigation of livoletide for PWS as a Fast Track development program. We are also conducting preclinical activities in support of the development of a multi-dose pen device to improve patient and caregiver convenience, as well as patient compliance, and to further simplify the administration of livoletide.
We are developing nevanimibe (ATR-101) as a potential treatment for patients with congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female patients with CAH can experience hirsutism, infertility and menstrual irregularity, and male patients with CAH can experience testicular atrophy, infertility and testicular tumors. It is often difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2a clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018. We expect to report topline results from the first cohort of the Phase 2b trial in the second half of 2020. Enrollment for the second cohort of the Phase 2b trial is continuing and sites are actively enrolling patients. We expect to provide an additional update on the second cohort in the second half of 2020.
We also have a neurokinin 3 receptor (NK3R) antagonist (MLE-301) in our research and development pipeline, which we plan to develop as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. MLE-301 is currently in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in the second half of 2020.
We had also been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in our CS Phase 2 clinical trial, we elected to discontinue the trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus our resources on other programs in our research and development pipeline.
Livoletide (AZP-531) for the treatment of Prader-Willi syndrome (PWS)
We are developing livoletide for the treatment of patients with PWS, a rare and complex genetic endocrine disease affecting appetite, growth, metabolism, cognitive function and behavior. Recognized as the most common genetic cause of life-threatening childhood obesity, PWS is estimated to affect between 8,000 to 11,000 patients in the United States and 13,000 to 18,000 in Europe. While patients with PWS experience a multitude of symptoms, hyperphagia, which typically begins in early childhood, is among the most serious. Hyperphagia begins at an average of eight years old and continues through adulthood. There are approximately 7,000 diagnosed patients with PWS who have hyperphagia in the United States. When coupled with the low resting energy expenditures that also characterize PWS, hyperphagia often leads to significant weight gain and obesity. Mortality occurs early in patients with PWS, with the average age of death approximately 30 years, coming from respiratory distress, cardiovascular events and accidents, most resulting from complications associated with hyperphagia. There are currently no approved treatments for hyperphagia or the abnormal eating behaviors associated with PWS. Managing hyperphagia requires security measures to prevent access to food in cupboards, refrigerators and garbage, placing a significant burden on patients and their caregivers, often parents. Growth hormone is used in a majority of pediatric patients with PWS to help optimize adult height, cognition and body composition, but it has shown no convincing evidence to date in improving hyperphagia.
We believe that livoletide, a cyclic peptide analogue of unacylated ghrelin, or UAG, may provide a unique approach for the treatment of hyperphagia in patients with PWS by addressing the underlying hormone dysregulation that causes the disease. In a randomized, double-blind, placebo-controlled Phase 2a clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as assessed by the PWS Hyperphagia Questionnaire, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident patients with PWS from the Phase 2a trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. Based on clinical and preclinical data, we believe livoletide has the potential to decrease hyperphagia and negative food-related behaviors, with potential long-term benefits with respect to obesity and its complications. In March 2019, we initiated a Phase 2b/3 clinical trial of livoletide for the treatment of hyperphagia in patients with PWS. The randomized, double-blind, placebo-controlled pivotal Phase 2b trial includes 158 patients with PWS ages 8 to 65, recruited across 38 sites in the United States, Europe and Australia. As of February 26, 2020, the three-month "core" period of the Phase 2b trial has been completed. Topline results from the pivotal Phase 2b trial are expected in early second quarter of 2020. A protocol amendment was submitted to FDA on August 7, 2019, which allows 4- to 7-year-olds to participate in the Phase 2b/3 clinical trial. We continue to recruit patients in this age group. We are also conducting preclinical activities in support of the development of a multi-dose pen device to improve patient and caregiver convenience, as well as patient compliance, and to further simplify the administration of livoletide.
We acquired livoletide in connection with our acquisition of Alizé Pharma SAS, or Alizé, in December 2017. We have received orphan drug designation for livoletide from the FDA, and the European Medicines Agency, or EMA, for the treatment of hyperphagia in patients with PWS. In addition, on July 29, 2019, the FDA designated the investigation of livoletide for PWS as a Fast Track development program. As of December 31, 2019, we owned four issued U.S. patents with respect to livoletide, the earliest of which is not due to expire before 2028 and the latest of which is not due to expire before 2033 excluding any additional term for patent term extension.
Nevanimibe for the treatment of classic congenital adrenal hyperplasia (CAH)
We are developing nevanimibe for the treatment of patients with CAH, a rare, monogenic adrenal disease. CAH is diagnosed at birth through universal screening, occurs in approximately one in 15,000 live births in the United States and is characterized by an inability of the body to produce cortisol naturally. patients with CAH require lifelong treatment with exogenous cortisol, often at high doses, which can result in side effects that include diabetes, obesity, hypertension and psychological problems. Conversely, in the absence of suppressive cortisol levels, excess steroid precursors and androgens are generated and can result in hirsutism, infertility and menstrual irregularity in female patients with CAH, and testicular atrophy and infertility in male patients with CAH. In addition, as many as half of male patients with CAH develop large testicular tumors.
We believe that nevanimibe, a potentially first-in-class acyl coenzyme A: cholesterol acyltransferase 1, or ACAT1, inhibitor represents a novel, adrenal-specific approach to treating CAH that will minimize the need to administer chronic high doses of exogenous cortisol. ACAT1 is a critical enzyme involved in adrenal steroid synthesis and, by inhibiting ACAT1, nevanimibe seeks to suppress the hormonal process that ultimately leads to the production of excess steroid precursors, particularly 17-hydroxyprogesterone, or 17-OHP, and androgens in patients with CAH. In a Phase 2a clinical trial of nevanimibe for the treatment of patients with CAH, we observed nevanimibe to be associated with clear signs of clinical activity in seven of 10 treated patients, as well as to have rapid onset of action. In this trial, we further observed that during treatment with nevanimibe at all doses, patients exhibited a mean reduction in levels of 17-OHP, the key biomarker used by physicians to guide patient treatment, while during administration of placebo, patients exhibited a mean increase in 17-OHP levels. Seventy percent of subjects experienced a decrease in 17-OHP of at least 50% during at least one nevanimibe treatment period. We initiated a Phase 2b clinical trial of nevanimibe in patients with CAH in the third quarter of 2018. We expect to report topline results from the first cohort of the Phase 2b trial in the second half of 2020. Enrollment for the second cohort of the Phase 2b trial is continuing and sites are actively enrolling patients. We expect to provide an additional update on the second cohort in the second half of 2020.

We have received orphan drug designation for nevanimibe from the FDA and the EMA for the treatment of CAH. As of December 31, 2019, we owned two issued U.S. patents with respect to nevanimibe, which are not due to expire before 2035, and we jointly owned, with University of Michigan, three issued U.S. patents, which are each not due to expire before 2033 excluding any additional term for patent term extension.
Neurokinin 3 receptor (NK3R) antagonist for the treatment of vasomotor symptoms (VMS)
We have a neurokinin 3 receptor (NK3R) antagonist (MLE-301) in our research and development pipeline, which we plan to develop as a potential treatment of VMS, commonly known as hot flashes and night sweats, in menopausal women. VMS are experienced by up to 70% of women as they advance through menopause. We believe that approximately 20 million women in the United States experience VMS at any given time and that these patients are motivated to seek medical treatment for relief.
The sensations of heat and/or perspiration associated with VMS can occur frequently, generally last several minutes, and are often preceded or followed by sensations of cold and/or shivering. VMS interfere with the lives of affected women in a number of ways, including disrupting patients’ ability to sleep and concentrate and causing anxiety and depression. VMS tend to start in the peri-menopausal period and continue for an average of 7.4 years, according to recent data published in the Journal of the American Medical Association, but may last for up to 15 years. Current standards of therapy include hormone replacement therapy, or HRT, Selective Serotonin Reuptake Inhibitors, or SSRIs, and a variety of over-the-counter treatments. NK3R plays a key role in regulating the activity of KNDy (kisspeptin/NKB/dynorphin) neurons, which we believe participate in the generation of VMS. Estrogen is known to be a negative regulator of the KNDy neurons. As estrogen levels fall in peri-menopausal women, the absence of estrogen negative feedback causes the KNDy neurons to become hypertrophic and hyperactive. Hyperactivity of the KNDy neurons is believed to drive the process that causes VMS. By inhibiting the NK3R signaling on the KNDy neurons and potentially other NK3R-expressing neurons that propagate heat dissipation signals through the hypothalamus, MLE-301 aims to reduce the effects of hyperactive KNDy neurons and thereby address the excessive heat dissipation signaling associated with VMS. We believe this approach has the potential to provide a once-daily alternative to HRT for patients with VMS.
MLE-301 is currently in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in the second half of 2020.
As of December 31, 2019, we owned one pending U.S. patent application with respect to MLE-301, which, if issued, is not due to expire before 2040, excluding any additional term for patent term adjustment or extension. As of December 31, 2019, we exclusively licensed from Roche one issued U.S. patent with respect to MLE-301, which is not due to expire before 2031, excluding any additional term for patent term adjustment or extension.

Our Pipeline
The figure below depicts our product candidate pipeline:
Strategy
We are a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. Key elements of our strategy are as follows:
•Rapidly and efficiently advance development of, obtain approval for, and commercialize livoletide for the treatment of hyperphagia in patients with PWS. Building on our Phase 2a trial results, we believe livoletide may provide the first treatment to address hyperphagia in patients with PWS, one of the most serious symptoms of the disease and where we believe there is a significant unmet medical need. In March 2019, we initiated a Phase 2b/3 clinical trial of livoletide for the treatment of hyperphagia in patients with PWS. The randomized, double-blind, placebo-controlled pivotal Phase 2b trial includes 158 patients with PWS ages 8 to 65, recruited across 38 sites in the United States, Europe and Australia. As of February 26, 2020, the three-month "core" period of the Phase 2b trial has been completed. Topline results from the pivotal Phase 2b trial are expected in early second quarter of 2020. We believe that the Phase 2b trial, if persuasive statistically, may support the submission of an NDA in the United States or a marketing authorization application in Europe, for livoletide for the treatment of hyperphagia in patients with PWS.
•Pursue development of, obtain approval for, and commercialize nevanimibe for the treatment of CAH. We believe nevanimibe, working through a novel mechanism of action, may allow patients with CAH to obtain therapeutic benefit from exogenous cortisol at lower and better-tolerated doses. In so doing, nevanimibe may enable physicians to effectively treat the disease with lower doses of exogenous cortisol, thereby reducing the effects of long-term high doses of exogenous cortisol, while simultaneously preventing androgen excess. We reported results from our Phase 2a clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b clinical trial in the third quarter of 2018. We expect to report topline results from the first cohort of the Phase 2b trial in the second half of 2020. Enrollment for the second cohort of the Phase 2b trial is continuing and sites are actively enrolling patients. We expect to provide an additional update on the second cohort in the second half of 2020.
•Pursue clinical development of MLE-301 in support of its potential approval as a non-hormonal treatment for VMS in menopausal women. Preclinical studies are underway that are designed to enable first-in-human clinical trials of MLE-301, which we expect to initiate in the second half of 2020. Our approach aims to provide a once-daily alternative to HRT for women with VMS.

•Continue to expand our pipeline by leveraging our expertise in in-licensing and acquiring product candidates. We have a strong track record of licensing and acquiring novel programs to build our current pipeline and we plan to strategically pursue licensing or acquisition of novel therapeutic opportunities that complement our existing portfolio. We believe that there are many opportunities to leverage our deep endocrine expertise to develop new treatments for endocrine diseases with significant unmet medical needs.
•Build a specialized sales and marketing organization in the United States primarily targeting endocrinologists. If approved by the FDA, we plan to commercialize our current orphan endocrine product candidates in the United States ourselves. As we advance livoletide and nevanimibe through clinical development, we plan to grow our commercial organization in support of anticipated product launches.
•Maximize the value of our portfolio by strategically collaborating in selected markets. We currently have worldwide development and commercialization rights with respect to all of our product candidates. We plan to strategically consider collaboration or partnering opportunities in markets outside of the United States. We believe our strategy will allow us to efficiently allocate resources to maximize the commercial potential of our product candidates, if approved.
Product Candidates
Livoletide (AZP-531) for the treatment of Prader-Willi syndrome (PWS)
Background
PWS is a rare endocrine disease caused by a spontaneous genetic error that results in lack of expression of several genes on chromosome 15 and is usually characterized by hyperphagia, intellectual disability, short stature and incomplete sexual development. Recognized as the most common genetic cause of life-threatening childhood obesity, PWS occurs in approximately one in 15,000 births, with an estimated prevalence of 8,000 to 11,000 patients in the United States and 13,000 to 18,000 patients in Europe. Hyperphagia is one of the most serious symptoms of the disease and where we believe there is a significant unmet medical need. Hyperphagia begins at an average of eight years old and continues through adulthood. There are approximately 7,000 diagnosed patients with PWS who have hyperphagia in the United States.
During infancy, patients with PWS often have low muscle tone, or hypotonia, and failure to thrive, which leads to early diagnosis, generally confirmed through genetic testing. Early in childhood, appetite and interest in food start to increase and, by approximately five to eight years of age, patients experience an increase in hyperphagia. PWS then patients typically display aggressive and obsessive food-seeking behaviors, including food storage, foraging and hoarding, all of which represent a lifelong source of distress and severely affect social adaptation, occupational performance and quality of life. In addition, hyperphagia in patients with PWS is associated with significant morbidity, including weight gain and obesity often exacerbated by the low resting energy expenditure levels that characterize the disease, type 2 diabetes and related complications, stomach rupture and choking. More than half of adult patients with PWS have a body mass index over 40 and one quarter of adult patients with PWS have type 2 diabetes. Mortality occurs early in patients with PWS, with the average age of death approximately 30 years, coming from respiratory distress, cardiovascular events and accidents, most resulting from complications associated with hyperphagia.
Most patients with PWS are unable to live independently or work and require constant supervision and care. Managing hyperphagia requires security measures to prevent access to food in cupboards, refrigerators and garbage, placing a significant burden on patients and their caregivers, often parents. Caregivers often struggle to control the aggressive food-seeking behavior of the patients with PWS under their care, especially as patients age and gain weight as a result of the disease. According to the Foundation for Prader-Willi Research, 74% of caregivers identified reduced hyperphagia as the most desirable feature they would look for in an ideal PWS treatment, absent a cure. This struggle with food is compounded by the fact that a significant majority of patients with PWS suffer from some form of intellectual or emotional disability, resulting in some patients with PWS ultimately being transferred to a group home setting. There are currently no approved treatments for hyperphagia or the abnormal eating behaviors associated with PWS. Growth hormone is used in a majority of pediatric patients with PWS to help optimize adult height, cognition and body composition, but it has shown no convincing evidence to date in improving hyperphagia.
While the basis for the abnormal eating behavior in patients with PWS is not yet fully understood, evidence suggests involvement of appetite hormone disturbances and dysfunction of the mechanisms of the central nervous system that regulate food intake. Acylated ghrelin, or AG, is the most potent known appetite-stimulating hormone and is commonly known as the “hunger hormone.” AG acts in the hypothalamus and plays a central role in the regulation of feeding and food seeking behavior.

Signaling through the AG receptor, also known as the growth hormone secretagogue receptor, has been linked to many physiological functions, including appetite stimulation, lipid accumulation and insulin resistance. Historically, research has linked high total ghrelin concentrations (which includes AG, UAG and other peptide forms of ghrelin) to the hyperphagia and excessive eating that is characteristic of PWS. However, multiple clinical studies of ghrelin-lowering agents in patients with PWS have not shown improvement in appetite or hyperphagia. In contrast, livoletide is a cyclic peptide analogue of UAG - a naturally occurring hormone associated with inhibition of AG-induced food intake, reduction of insulin levels and inhibition of adipose tissue deposition. UAG is also referred to as des-acyl ghrelin, or DAG. The observations from these recent studies suggest a potential role for UAG in negatively regulating hyperphagia.
We believe that livoletide may provide the first treatment to address hyperphagia in patients with PWS by addressing the underlying hormone dysregulation causing the disease.
Clinical development
To date, our livoletide clinical program has included clinical trials with over 300 subjects, including a Phase 1 clinical program with 44 healthy volunteers, 32 overweight or obese adults and 36 type 2 diabetes patients, and a Phase 2a clinical trial with 47 patients with PWS. A Phase 2b/3 clinical trial of livoletide in patients with PWS is ongoing with 158 subjects included in the pivotal Phase 2b trial.
Phase 2b trial
In March 2019, we initiated a Phase 2b/3 clinical trial of livoletide in patients with PWS, which we often refer to as the ZEPHYR trial.
Patients are administered one of two different doses of livoletide based on body weight, or a placebo, by once daily subcutaneous injection. The PWS Hyperphagia Questionnaire, or HQ, is a disease-specific instrument that has been specifically designed and developed to capture food-related behaviors in patients with PWS, as reported by caregivers. The FDA and EMA have accepted a nine-item version of the HQ as the primary endpoint in PWS clinical trials. The primary endpoint of our Phase 2b/3 trial is an assessment of changes in hyperphagia based on this nine-item PWS Hyperphagia Questionnaire for Clinical Trials, or HQ-CT. Secondary endpoints include assessments of changes in total body fat mass, body mass index and body weight. Following completion of the three-month placebo-controlled "core" portion of the trial, patients then continue in a nine-month extension, which we anticipate will provide up to 12 months of safety and efficacy data.
The randomized, double-blind, placebo-controlled pivotal Phase 2b trial includes 158 patients with PWS ages 8 to 65, recruited across 38 sites in the United States, Europe and Australia. These patients had an average baseline HQ-CT score of approximately 20. This baseline HQ-CT score is consistent with the baseline HQ score of approximately 18 in home-resident patients with PWS with a baseline HQ-CT score of 10 or greater, which is consistent with ZEPHYR Phase 2b protocol inclusion criteria. We believe this indicates similar underlying demographics between the Phase 2a trial and the Phase 2b trial population. As of February 26, 2020, the three-month "core" period of the Phase 2b trial has been completed. Of the 158 subjects randomized, 156 subjects successfully completed the three-month endpoint with two subjects of 158 discontinuing during the core period. This represents an approximate 1% drop-out rate for the core period, and the 156 patients who completed the three-month endpoint have all moved into the nine-month extension. Topline results from the pivotal Phase 2b trial are expected in early second quarter of 2020.
A protocol amendment was submitted to the FDA on August 7, 2019, which allows 4- to 7-year-olds to participate in the Phase 2b/3 clinical trial. We continue to recruit patients in this age group.
We believe that the Phase 2b trial, if persuasive statistically, may support the submission of an NDA in the United States or a marketing authorization application in Europe, for livoletide for the treatment of hyperphagia in patients with PWS.
Phase 2a trial
Livoletide was evaluated in a randomized, double-blind, placebo-controlled Phase 2a clinical trial conducted to study its effects in PWS. The trial enrolled 47 patients with PWS and included both patients residing at home and at a single hospital-based clinical trial site. Patients residing at home were typically cared for by parents, while hospital staff generally cared for patients at the hospital-based site. All patients were administered either a 3 or 4 mg dose of livoletide (based on body weight), or placebo, subcutaneously once daily for 14 days. The primary objective of the trial was to evaluate the safety and tolerability of livoletide over the course of two weeks. The main efficacy variable explored in the trial was changes in hyperphagia, as assessed using the HQ.

In the Phase 2a trial, we observed a decrease in the total HQ score across all patients administered livoletide as compared to placebo (p=0.097). In a pre-specified analysis of 38 home-resident patients with PWS from the Phase 2a trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo (p=0.034). The analysis of home-resident patients excluded patients residing at the single hospital-based site, which provided a different treatment environment across a number of variables, including more strict controls on access to food and other parameters assessed in the HQ, as well as a lack of consistency with respect to the party completing the HQ. We observed the largest treatment effect in a post-hoc analysis of 26 home-resident patients with baseline HQ scores of 10 or greater, which is reflective of the patient population for our Phase 2b/3 trial. We believe that these changes in HQ scores reflect clinically meaningful changes in hyperphagic behaviors. The figure below shows the change in HQ scores relative to baseline for patients treated with livoletide or placebo, respectively, across each of the three patient groups discussed above:
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

We observed greater decreases in mean values in individual HQ item scores in the livoletide treatment group compared to placebo across each of nine individual questions in the HQ. We believe that improvements in just a few HQ items could have a profound effect on patients and caregivers, including reducing high-risk behaviors. The figure below shows the changes relative to baseline with respect to each of the nine individual items of the HQ in home-resident patients with PWS treated with livoletide and placebo, respectively:
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
Based on clinical and preclinical data, we believe that administration of livoletide has the potential to increase functional UAG levels (level of UAG plus livoletide) and decrease hyperphagia and negative food-related behaviors in patients with PWS, with potential long-term benefits with respect to obesity and its complications.
Clinical development plan
We intend to initiate the Phase 3 study that is part of the Phase 2b/3 ZEPHYR protocol following topline results from the Phase 2b study. The number of patients with PWS to enroll in the Phase 3 clinical trial will depend upon the results from the pivotal Phase 2b clinical trial of livoletide in patients with PWS. Patients who participated in the Phase 2b trial will not be eligible to participate in the Phase 3 trial. Patients in the Phase 3 trial will be administered a dose of livoletide (selected on the basis of the Phase 2b results) based on body weight, or a placebo, subcutaneously once daily for six months. The primary endpoint of the trial will be an assessment of changes in hyperphagia based on the HQ-CT. Secondary endpoints include assessments of changes in total body fat mass, body mass index and body weight, subject to change based on the outcome of the pivotal Phase 2b trial. Following completion of the six month placebo-controlled portion of the trial, patients then continue in a six-month extension.

Regulatory
We discussed the development strategy with both the FDA and EMA in advance of initiating the Phase 2b/3 clinical trial with livoletide. There was agreement with key elements of the development program:
•Suitability of the validated nine-item PWS Hyperphagia Questionnaire (HQ-CT) for clinical trials survey as the primary efficacy endpoint for the trial.
•The pivotal Phase 2b trial, if persuasive statistically, may support the submission of an NDA in the United States or a marketing authorization application in Europe, for livoletide for the treatment of hyperphagia in patients with PWS. Additionally, the FDA may require additional data (for example, in younger children) in order to support an NDA approval in PWS in the United States.
•The preference from the FDA to use fixed-exposure dosing (rather than fixed-dosing) given the wide range of body weights to be studied.
Multi-dose pen
While our current clinical development program for livoletide for the treatment of hyperphagia in patients with PWS involves the use of once-daily subcutaneous injections for administration, we are also conducting preclinical activities in support of the development of a multi-dose pen device to improve patient and caregiver convenience, as well as patient compliance, and to further simplify the administration of livoletide.
Nevanimibe for the treatment of classic congenital adrenal hyperplasia (CAH)
Background
CAH is a rare, monogenic adrenal disease, which results in patients’ inability to produce cortisol, excessive production of steroid precursors and androgens, and requires lifelong treatment with exogenous cortisol. CAH occurs in approximately one in 15,000 live births in the United States and has a higher incidence in Europe, with an estimated prevalence of 15,000 to 18,000 patients in the United States and approximately 40,000 patients in Europe. CAH is diagnosed at birth through universal screening.
The most frequent form of CAH, responsible for between 90% and 95% of cases, is caused by a deficiency in the enzyme 21-hydroxylase, which is required for the production of cortisol and other steroids in the adrenal cortex. As the hypothalamus and pituitary gland function normally in patients with CAH, low or nonexistent cortisol levels stimulate the hypothalamus to produce and secrete an excess of corticotropin-releasing hormone, or CRH. Excess CRH stimulates cells in the pituitary gland to produce and secrete excess adrenocorticotropic hormone, or ACTH. In individuals without CAH, excess ACTH would lead to the over-synthesis of cortisol. However, in patients with CAH, the lack of necessary enzymes for cortisol production results in increased levels of the adrenal steroid hormone precursors, including 17-OHP, with approximately 80% of patients with CAH having 17-OHP levels outside of normal bounds. These excess precursors are diverted largely to the androgen pathway, resulting in elevated androgen levels, which leads to hirsutism, virilization, infertility and menstrual irregularity in women. In men, testicular tumors of adrenal gland origin are common.
CAH requires treatment with exogenous cortisol, often at high doses, which both replaces the lack of endogenous cortisol and aims to suppress the hormonal processes that lead to excess CRH, ACTH and androgens. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. It is often difficult for physicians to appropriately treat CAH without causing adverse consequences. Few patients with CAH are able to achieve an optimal balance between exogenous cortisol dose and suppression of CRH, ACTH and androgens.
Nevanimibe is an adrenal-selective inhibitor of ACAT1. ACAT1 is a critical enzyme that converts free cholesterol into cholesteryl esters in the adrenal glands. Cholesteryl esters are the reservoirs in which cholesterol is stored prior to its synthesis into adrenal steroids, including cortisol and androgens. By inhibiting ACAT1 in the adrenal glands, nevanimibe seeks to reduce the amount of cholesteryl esters and associated stored cholesterol available for synthesis into adrenal steroids thus reducing the levels of all adrenal steroids. By inhibiting ACAT1, we believe that nevanimibe represents a novel, adrenal-specific approach to treating CAH that will minimize the need to administer chronic high doses of exogenous cortisol to suppress the hormonal process that ultimately leads to the production of excess CRH, ACTH and androgens and precursors, including 17-OHP, in patients with CAH.

The graphic below depicts the mechanism of action of nevanimibe for the treatment of CAH:
Clinical development
Phase 2b trial
The Phase 2b clinical trial of nevanimibe for the treatment of CAH began in the third quarter of 2018 and is ongoing. The Phase 2b trial includes two distinct cohorts of patients. The first cohort includes patients with a baseline 17-hydroxyprogesterone (17-OHP) level, a key measure of disease control, of greater than or equal to 4-times the upper limit of normal (ULN) which is similar to the Phase 2a study population but now with longer duration of treatment and with the ability for additional dose-ranging. The second cohort includes patients with elevated glucocorticoids and a baseline 17-OHP level of less than 4-times ULN. Patients in the second cohort will have their glucocorticoid dose reduced, with an anticipated increase in 17-OHP levels and then treatment with nevanimibe seeking to reduce the 17-OHP levels.
We expect that the open-label, intra-subject dose-escalation trial will enroll a total of 10 or more patients with CAH for each cohort, across approximately 10 to 12 sites.
The trial was initially designed for patients to receive nevanimibe for a total of 12 consecutive weeks starting at a dose of 1000 mg BID. As we previously announced, we submitted a protocol amendment to the appropriate regulatory authorities in all countries with active clinical trial sites to reflect a change in dosing (reducing the starting dose from 1000 mg BID to 500 mg BID) aimed at improving tolerability and an extension of the length of the trial treatment period (from 12 weeks to 16 weeks) to permit dose escalation.
Independent of the starting dose, dose escalation to 1500 mg BID or 2000 mg BID will be based on the primary outcome measure: 17-OHP levels. The primary endpoint will be an assessment of the percentage of patients that achieve 17-OHP levels less than or equal to two times ULN. Secondary endpoints include assessments of levels of other adrenal hormones, including androgens.
We expect to report topline results from the first cohort of the Phase 2b study in the second half of 2020. Enrollment for the second cohort of the Phase 2b trial is continuing and sites are actively enrolling patients. As expected for this second cohort, establishing an appropriate baseline in accordance with the Phase 2 trial protocol takes longer than for the first cohort as exogenous glucocorticoids require adjustment and 17-OHP levels need time to stabilize after these adjustments before initiating treatment with nevanimibe. We expect to provide an additional update on the second cohort in the second half of 2020.

Phase 2a trial
We evaluated nevanimibe in a multicenter, single-blind, intra-patient dose escalation Phase 2a clinical trial for the treatment of adult CAH. The trial’s objectives were to evaluate the efficacy and safety of nevanimibe in this patient population.
Following a two-week placebo lead-in period, eligible patients with baseline 17-OHP levels greater than or equal to 4-times the upper limit of normal, or ULN, received the lowest dose of nevanimibe for two weeks. This two-week treatment period was followed immediately by a single-blind placebo washout period of two weeks. If the primary outcome measure of reducing 17-OHP levels to less than or equal to 2-times the ULN was not met, the patient was up-titrated to the next highest dose of nevanimibe. This process was repeated until the primary outcome measure was met or the patient reached the highest dose. A total of five nevanimibe dose levels were tested (125 mg BID, 250 mg BID, 500 mg BID, 750 mg BID and 1,000 mg BID). All patients remained on mineralocorticoid and glucocorticoid replacement throughout the trial.
The trial enrolled 10 patients. The baseline 17-OHP levels of patients at screening ranged from seven to 187 times ULN, with a mean value of 52.5 times ULN. Nine patients completed the trial and one patient discontinued from the trial while on the highest dose level of nevanimibe due to a serious adverse event of enteritis.
In the trial, we observed nevanimibe to be associated with clear signs of clinical activity in seven of 10 treated patients. We further observed that during treatment with nevanimibe at all doses, patients exhibited a mean reduction in levels of 17-OHP, while during administration of placebo, patients experienced a mean increase in 17-OHP levels. Two patients met the primary endpoint, with observed 17-OHP reductions to two times the ULN or less, and other patients had observed maximal decreases in 17-OHP of up to 72% during the two week treatment period. Overall, 70% of patients saw a 17-OHP reduction of 50% or more. During the placebo washout periods following each nevanimibe dose level, we observed that 17-OHP increased markedly, with no patients having a mean percentage decrease in 17-OHP. The bar graph below shows the change in the study population mean 17-OHP (ng/dL) values by study visit. Visits are numbered 1 to 13. Visit 1 was the screening visit and is not associated with a change in 17-OHP. The 17-OHP value presented at visit 2 shows the mean change in 17-OHP from visit 1 to the start of the single-blind, two week placebo lead-in period (visit 2). Visit 3 shows the change in 17-OHP that occurred from the start of the single-blind, two week placebo lead-in period (visit 2) to the end of that period (visit 3). We believe that the decrease in 17-OHP associated with visit 3 reflects increased compliance with exogenous cortisol. Visit 4 shows the decrease associated with administration of nevanimibe 125 mg BID, with the mean 17-OHP value at visit 3 serving as the baseline for the two-week nevanimibe 125 mg BID treatment period that ends at visit 4. Visit 5 shows the increase in 17-OHP associated with the two-week placebo washout period that immediately followed the nevanimibe 125 mg BID dosing period, with the mean 17-OHP value at visit 4 serving as the baseline for the two-week placebo period that ends at visit 5. Visits 5 and 6 (where nevanimibe, 250 mg BID was assessed), visits 7 and 8 (where nevanimibe 500 mg BID was assessed), visits 9 and 10 (where nevanimibe, 750 mg BID was assessed) and visits 11 and 12 (where nevanimibe 1,000 mg BID was assessed) followed the same paradigm.
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

We believe the observed decreases in 17-OHP associated with each nevanimibe dose level and the corresponding observed increases in 17-OHP during the placebo wash-out periods demonstrate a treatment effect. We believe signs of clinical activity observed in seven of 10 patients, with two patients meeting the primary endpoint, provide sufficient evidence for the use of nevanimibe in the treatment of CAH to support further development. The primary efficacy endpoint assessed the percentage of patients meeting the primary outcome measure (17-OHP levels less than 2-times ULN); however the relatively small sample size and open-label, intra-subject dose escalation design of the trial precluded the use of formal statistical analyses (e.g., p-values) for either the primary efficacy endpoint or secondary objectives, which included assessments of changes in levels of adreno cortical steroids and steroid intermediates, changes in levels of ACTH and pharmacokinetics.
Nevanimibe was reported to be well tolerated at all dose levels. Two serious adverse events were reported in the trial, both occurring in the same patient: one case of viral gastroenteritis, which was deemed not to be drug related, and one case of enteritis, which was deemed to be drug related. Both serious adverse events were treated with higher than usual doses of exogenous cortisol. The overall number of reported adverse events was balanced between nevanimibe and placebo treatment periods. The most commonly reported adverse events in both treatment periods were gastrointestinal disorders, nasopharyngitis and headaches, which were generally mild and transient. There were no observed dose-related trends in adverse events or safety laboratory results.
Phase 1 trial
We previously studied nevanimibe in a Phase 1 clinical trial in 63 patients with adrenocortical carcinoma across 14 dose-ranging cohorts. In the trial, we observed nevanimibe to be well tolerated at doses up to 158.5 mg/kg/day (approximately 12,000 mg/day for a 75 kg individual). The longest duration of treatment was 13 months (97.9 mg/kg/day). 48 of the patients received a nevanimibe dose similar to or greater than the dose range in our Phase 2b CAH clinical trial.
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

		% Change after 14d nevanimibe
Pathway	Steroid	Basal		ACTH-Stim
Androgen/Estrogen	Pregnenolone	80.3	*	78.8	*
	DHEA	51.7		43.3	**
	DHEA-S	99.8		100
	Androstenedione	77.5		87.3
	Testosterone	66.6		41.4
Progesterone	Progesterone	88.2	*	84.4
	17-Hydroxyprogesterone	100		100
Mineralocorticoid	11-Deoxycorticosterone	67.3		86.1
	Corticosterone	49.5		86.5
Glucocorticoid	11-Deoxycortisol	11.2		77.5
	Cortisol	32.3		71.4
	Cortisone	19.2		44.1
______________________________
*     Day 1 data used for maximum levels
**   Day 3 data used for maximum levels
Chronic toxicology studies of nevanimibe in rats and dogs are complete.

Neurokinin 3 receptor (NK3R) antagonist for the treatment of vasomotor symptoms (VMS)
Background
VMS, commonly known as hot flashes and night sweats, in menopausal women, are experienced by up to 70% of women as they advance through menopause. We believe that approximately 20 million women in the United States experience VMS at any given time. VMS interfere with the lives of affected women in a number of ways, including disrupting patients’ ability to sleep and concentrate as well as increasing the risk of anxiety and depression. VMS tend to start in the peri-menopausal period and continue for an average of 7.4 years, according to recent data published in the Journal of the American Medical Association. In some women, VMS may last for up to 15 years. Current standards of therapy include HRT, SSRIs, and a variety of over-the-counter treatments. While HRT is effective in treating VMS in post-menopausal women, its use and recommended duration thereof is limited by the need for individualized benefit-to-risk assessments of potential increased risk of cardiovascular disease, stroke, deep vein thrombosis, and dementia.
MLE-301 is a selective antagonist of the NK3R, a target that plays a key role in regulating the activity of KNDy (kisspeptin/NKB/dynorphin) neurons, which we believe participate in the generation of VMS. Estrogen is known to be a negative regulator of the KNDy neurons. As estrogen levels fall in peri-menopausal women, the absence of estrogen negative feedback causes the KNDy neurons to become hypertrophic and hyperactive. Hyperactivity of the KNDy neurons is believed to drive the processes that cause VMS. By inhibiting the NK3R signaling on the KNDy neurons and potentially other NK3R-expressing neurons that propagate heat dissipation signals through the hypothalamus, MLE-301 aims to reduce the effects of hyperactive KNDy neurons and thereby address the excessive heat dissipation signaling associated with VMS. We believe this approach has the potential to provide a once-daily alternative to HRT for patients with VMS.
Preclinical development
Preclinical safety assessments for MLE-301, including repeat-dose toxicology and pharmacology studies, are currently being conducted. We expect to initiate first-in-human clinical studies in the second half of 2020.
Sales and Marketing
We have worldwide development and commercialization rights with respect to all of our current product candidates.
If approved by the FDA, we plan to commercialize our current orphan endocrine product candidates in the United States ourselves. As we advance livoletide and nevanimibe through clinical development, we plan to grow our commercial organization in support of anticipated product launches. We intend to build a small, specialized sales force to market livoletide and nevanimibe primarily targeting endocrinologists. We intend to focus on patient support and reimbursement assistance in order to facilitate patient access, uptake and compliance for all indications. We also intend to develop health economic models demonstrating the value of livoletide and nevanimibe to third-party payors.
Outside of the United States, we plan to strategically consider collaboration or partnering opportunities to allow us to efficiently allocate resources to maximize the commercial potential of our product candidates, if approved.
Research and Development
We believe that there are many opportunities to leverage our deep endocrine expertise to develop new treatments for endocrine diseases with significant unmet medical needs. We will continue to seek research and development synergies across all our programs and indications. We also plan to aggressively pursue licensing or acquisitions of novel therapeutic opportunities exploiting biological discoveries that can transform the treatment of endocrine diseases.
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
License Agreement with the University of Michigan
In June 2013, we entered into a license agreement with the University of Michigan, or the UM License Agreement, for a worldwide, exclusive, sublicensable license to the University of Michigan’s interest in certain patent rights jointly owned with us, covering, among other things, the use of nevanimibe to treat CAH. Such license rights allow us to make, have made, import, export, use, market, offer for sale and sell products containing nevanimibe for such use in the United States. Under the UM License Agreement, the University of Michigan reserved the right to practice the licensed patent rights for its own internal research, public service and internal educational purposes and to grant such rights to other non-profit research institutions solely for its internal use.
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
We agreed under the UM License Agreement to use commercially reasonably efforts to reach certain commercialization, research and development milestones by certain dates. We have the right to extend by a specified period the time it takes to achieve such commercialization, research and development milestones upon notice and payment to the University of Michigan of a low six figure fee. We may exercise such right up to a specified number of times during the term of the UM License Agreement. To date, we have exercised this option one time.
As consideration for the rights granted to us under the UM License Agreement, we agreed to pay the University of Michigan a flat, low single figure royalty on net sales of product containing nevanimibe that are covered by the claims of the licensed patents, with minimum royalties per year ranging between $10,000 and $20,000 through 2023 and minimum royalties per year of $0.2 million beginning in 2024 through expiration of the term of the UM License Agreement. We also agreed to make payments to the University of Michigan totaling up to $2.5 million upon the achievement of certain development and commercial milestones. No amounts were paid in 2018 or 2019 related to the achievement of development or commercial milestones. During the year ended December 31, 2019, $0.1 million was paid in order to extend the milestone achievement date of certain development milestones.
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

License Agreement with Roche
On October 16, 2018, we entered into a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), for a worldwide, exclusive license to Roche's interest in certain patent rights and know-how covering, among other things, the use of a neurokinin 3 receptor antagonist (the "Roche License Agreement"). Such license rights allow us to research, have researched, develop, have developed, register, have registered, use, have used, make, have made, import, have imported, export, have exported, market, have marketed, distribute, have distributed, sell and have sold an NK3R antagonist for use in all countries in the world and for all other uses other than diagnostic use. Under the Roche License Agreement, Roche reserved the right to use the NK3R antagonist for internal research purposes.
The Roche License Agreement obligates us to use commercially reasonable efforts to bring at least one product containing the NK3R antagonist subject to the licensed rights to market. We also agreed under the Roche License Agreement to use commercially reasonably efforts to reach certain commercialization, research and development milestones by certain dates.
As consideration for the rights granted to us under the Roche License Agreement, we agreed to pay Roche an up-front payment. Under the terms of the Roche License Agreement, we are also obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to the NK3R antagonist. No amounts were paid in 2018 or 2019 related to the achievement of development or commercial milestones. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third parties to develop and commercialize the NK3R antagonist.
The Roche License Agreement expires on the date when no royalty or other payment obligations under the agreement are or will become due. Prior to the first commercial sale of a product, we may terminate the Roche License Agreement upon three months' notice and, after the first commercial sale of a product, we may terminate the Roche License Agreement upon seven months' notice. Either party may terminate the Roche License Agreement if the other party becomes insolvent breaches any of its material obligations under the agreement, subject to any applicable cure periods.
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
With respect to our efforts to treat patients with PWS, livoletide is the only UAG analogue in development. Compounds with several different mechanisms are in clinical development by others for the treatment of hyperphagia in patients with PWS. We are aware of three companies conducting clinical trials seeking to address hyperphagia in patients with PWS. Soleno Therapeutics, Inc. is currently developing diazoxide choline controlled release, an ATP-sensitive potassium channel agonist, and Levo Therapeutics, Inc. is pursuing development of carbetocin, a long-acting analogue of oxytocin. Saniona AB has also announced results of a Phase 2a study in adolescents and adults in PWS for the treatment of hyperphagia. There are also a number of compounds in preclinical development.
We are aware of three other companies developing treatments for patients with CAH: Diurnal Group PLC is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but recently announced a failed Phase 3 study and placed their United States development activities on hold. Diurnal Group PLC submitted a Market Authorization Application to the EMA in December of 2019. Both Spruce Biosciences, Inc and Neurocrine Biosciences, Inc. are developing CRF1 antagonists and have completed Phase 2 studies in adults with CAH. Neurocrine Biosciences, Inc. has announced the initiation of a Phase 2 study in a pediatric CAH population and announced their intention to start an adult Phase 3 CAH study in mid-2020. Spruce Biosciences has announced intentions to conduct two Phase 2b studies in adults with CAH as well as initiate a pediatric Phase 2 study. BridgeBio Pharma, Inc. is evaluating a gene therapy program (BBP-631) to treat CAH and has announced plans to file an IND in 2020.
We are aware of four competing NK3R antagonists currently in clinical development for VMS. Astellas is developing fezolinetant and has announced the initiation of their Phase 3 VMS program. KaNDy Therapeutics has recently announced preliminary positive topline data for NT-814, a dual NK1/3 receptor antagonist, with full trial results yet to be disclosed. Sojournix is currently studying SJX-653 in a Phase 2 trial. Additionally, Acer Therapeutics has announced their intentions to develop osanetant, an NK3R antagonist, for induced vasomotor symptoms stemming from hormonal therapies used to treat breast and prostate cancer.

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
We seek patent protection in significant markets and/or countries for each drug in development. We also seek to maximize patent term. The patent exclusivity period for a drug will prevent generic drugs from entering the market. Patent exclusivity depends on a number of factors including the strength of the claims, the initial patent term, patent term adjustments and available patent term extensions based upon delays caused by the regulatory approval process.
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of December 31, 2019, with respect to livoletide patent rights, we owned four issued U.S. patents, one pending U.S. patent application, and a number of patents and pending patent applications in other jurisdictions. As of December 31, 2019, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of pending patent applications in other jurisdictions, and we jointly owned, with University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. As of December 31, 2019, with respect to MLE-301 patent rights, we owned one pending U.S. patent application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions.
We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. The patent portfolios for our leading product candidates as of December 31, 2019 are summarized below.
Livoletide
With respect to livoletide patent rights, as of December 31, 2019, we owned four issued U.S. patents, which are not due to expire before 2028, 2028, 2029, and 2033, respectively, excluding any additional term for patent term extension pursuant to the Hatch-Waxman Act; one pending U.S. patent application, which is not due to expire before 2034, excluding any additional term for patent term adjustment or extension; and a number of patent applications in other jurisdictions. The foregoing patents and patent applications cover a form of and methods of making and using livoletide or its analogs. Related international patent applications have issued in Australia, Canada, China, Europe, Japan, and Mexico and are pending in a number of other countries, including Canada, Europe, and India.
Nevanimibe
With respect to nevanimibe patent rights, as of December 31, 2019, we owned two issued U.S. patents, which are not due to expire before 2035, excluding any additional term for patent term adjustment or extension; two pending U.S. patent applications, which, if issued, are not due to expire before 2035 and 2036, respectively, excluding any additional term for patent term adjustment or extension; and a number of patent applications in other jurisdictions. As of December 31, 2019, we jointly owned, with University of Michigan, three issued U.S. patents, which are each not due to expire before 2033, excluding any additional term for patent term adjustments or extensions; one pending U.S. patent application, which, if issued, is not due to expire before 2033, excluding any additional term for patent term adjustment or extension; and a number of patent applications in other jurisdictions. The foregoing patents and patent applications cover a form of and methods of making and using nevanimibe or its analogs. Related international patent applications have issued in Australia, China, Japan, Mexico, and New Zealand and are pending in a number of other countries, including Australia, Brazil, Canada, China, Europe, and Mexico.

MLE-301
With respect to MLE-301 patent rights, as of December 31, 2019, we owned one pending U.S. patent application, which, if issued, is not due to expire before 2040, excluding any additional term for patent term adjustment or extension. As of December 31, 2019, we exclusively licensed from Roche one issued U.S. patent, which is not due to expire before 2031, excluding any additional term for patent term adjustment or extension. The foregoing patents and patent applications cover a form of and methods of making and using MLE-301 or its analogs. Related international patent applications have issued in China, Europe, Japan, South Korea, and Mexico, and are pending in a number of other countries, including Brazil, Canada, India, and Russia.
Manufacturing
We rely on contract manufacturing organizations, or CMOs, to produce drug candidates in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations for use in our clinical trials. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Our peptide and small molecule drug candidates (livoletide, nevanimibe and MLE-301) are manufactured using common chemical engineering and synthetic processes from readily available raw materials.
To meet our projected needs for clinical supplies to support its activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work may need to increase the scale of production or we will need to secure alternate suppliers. We believe that there are multiple potential sources for our contract manufacturing, but we have not engaged alternate suppliers in the event that our current CMOs are unable to scale production. Our relationships with CMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.
If we are unable to obtain sufficient quantities of drug candidates or receive raw materials in a timely manner, we could be required to delay our ongoing clinical trials and seek alternative manufacturers, which would be costly and time-consuming.
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
Approval process
The FDA must approve any new drug or a drug with certain changes to a previously approved drug before a manufacturer can market it in the United States. If a company does not comply with applicable United States requirements it may be subject to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning or untitled letters, clinical holds, drug recalls, drug seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The steps we must complete before we can market a drug include:
•completion of preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical studies start. The sponsor must update the IND annually;
•approval of the study by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study begins;
•performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the drug for each indication to the FDA’s satisfaction;
•submission to the FDA of an NDA;

•potential review of the drug application by an FDA advisory committee, where appropriate and if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities to assess compliance with current good manufacturing practices, cGMP, or regulations; and
•FDA review and approval of the NDA.
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
Clinical studies
Clinical studies involve administering the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. The company must conduct clinical studies:
•in compliance with federal regulations;
•in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical study sponsors, administrators, and monitors; as well as
•under protocols detailing the objectives of the trial, the safety monitoring parameters, and the effectiveness criteria.
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
•Phase 1. The company evaluates the drug in healthy human subjects or patients with the target disease or condition. These studies typically evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, gain early evidence on effectiveness.
•Phase 2. The company administers the drug to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.
•Phase 3. The company administers the drug to an expanded patient population, generally at geographically dispersed clinical study sites, to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval.
•Phase 4. In some cases, the FDA may condition approval of an NDA for a drug on the company’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. We typically refer to such post-approval studies as Phase 4 clinical studies.
A pivotal study is a clinical study that adequately meets regulatory agency requirements to evaluate a drug’s efficacy and safety to justify the approval of the drug. Generally, pivotal studies are Phase 3 studies, but the FDA may accept results from Phase 2 studies if the study design provides a well controlled and reliable assessment of clinical benefit, particularly in situations in which there is an unmet medical need and the results are sufficiently robust.
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
The FDA may withdraw approval if a company does not comply with regulatory requirements and maintain standards or if problems occur after the drug reaches the market. If a company or the FDA discovers previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, issues with manufacturing processes, or the company’s failure to comply with regulatory requirements, the FDA may revise the approved labeling to add new safety information; impose post-marketing studies or other clinical studies to assess new safety risks; or impose distribution or other restrictions under a REMS program. Other potential consequences may include:
•restrictions on the marketing or manufacturing of the drug, complete withdrawal of the drug from the market or drug recalls;
•fines, warning letters or holds on post-approval clinical studies;
•the FDA refusing to approve pending NDAs or supplements to approved NDAs, or suspending or revoking of drug license approvals;
•drug seizure or detention, or refusal to permit the import or export of drugs; or
•injunctions or the imposition of civil or criminal penalties.
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

Marketing Exclusivity
In addition to patent term (as extended by the Hatch-Waxman Act), the holder of the NDA for a listed drug may be entitled to a period of marketing exclusivity, during which the FDA cannot approve an abbreviated new drug application, or ANDA, or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An "active moiety" is defined as the molecule or ion responsible for the drug substance's physiological or pharmacological action. During the five year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA's findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.
A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.
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
Healthcare reform
In the United States and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect the future results of our operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reform the way in which healthcare is funded and reduce healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively PPACA, was enacted, which included measures that have significantly changed health care financing by both governmental and private insurers. The provisions of PPACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•expansion of healthcare fraud and abuse laws, including the federal civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians, as defined by such law, and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and
•new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities.

There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the PPACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.
In addition, other health reform measures have been proposed and adopted in the United States since PPACA was enacted. For example, as a result of the Budget Control Act of 2011, as amended, providers are subject to Medicare payment reductions of 2% per fiscal year through 2029 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years.
More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
European Union-EMA process
In the European Union, our product candidates are also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization, or MA, from the competent regulatory agencies has been obtained.
Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. To improve the current system, Regulation (EU) No 536/2014 on clinical trials on medicinal products for human use, which repealed Directive 2001/20/EC, was adopted on April 16, 2014 and published in the European Official Journal on May 27, 2014. The Regulation aims to harmonize and streamline the clinical trials authorization process, simplify adverse event reporting procedures, improve the supervision of clinical trials, and increase their transparency. Although the Regulation entered into force on June 16, 2014, it will not be applicable until six months after the full functionality of the IT portal and database envisaged in the Regulation is confirmed by an independent audit, and the European Commission publishes a notice of this confirmation. This is not expected to occur until before 2021 as an audit of the system is intended to commence in December 2020. Until then the Clinical Trials Directive 2001/20/EC will still apply.

In addition, the transitory provisions of the new Regulation offer the sponsors the possibility to choose between the requirements of the Directive and the Regulation for one year from the entry into application of the Regulation.
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
Approval Process
Under the centralized procedure, after the EMA issues an opinion, the European Commission issues a single marketing authorization valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: derived from biotechnology processes, such as genetic engineering; contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders diseases or autoimmune diseases and other immune dysfunctions; advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines; and officially designated orphan drugs. For drugs that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the drug concerned contains a new active substance; is a significant therapeutic, scientific or technical innovation; or if its authorization would be in the interest of public health.
There are also three other possible routes to authorize medicinal products in the European Union, which are available for products that fall outside the scope of the centralized procedure:
•National procedure. National MAs, issued by the competent authorities of the Member States of the EEA, are available however these only cover their respective territory;

•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of a medicinal product that has not yet been authorized in any European Union country; and
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Thereafter, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
We do not foresee that livoletide for the treatment of hyperphagia in patients with PWS and nevanimibe for the treatment of CAH will be suitable for a National MA as they fall within the mandatory criteria for the centralized procedure. Therefore, these product candidates will be reviewed and approved through centralized procedure. MLE-301 for the treatment of VMS does not fall within the mandatory criteria for the centralized procedure. We may request review and approval through the centralized procedure for this product candidate, or we may seek review and approval through the mutual recognition procedure.
Pursuant to Regulation (EC) No 1901/2006, all applications for marketing authorization for new medicines must include the results of all studies performed and details of all information collected in compliance with as described in a pediatric investigation plan, or PIP, agreed between regulatory authorities, the EMA’s Pediatric Committee, and the applicant, unless the medicine is exempt because of a deferral or waiver (e.g., because the relevant disease or condition occurs only in adults). Applicants are encouraged to submit pediatric investigation plans early during product development, in time for studies to be conducted in the pediatric population, where appropriate, before marketing authorization applications are submitted.  Before the EMA is able to begin its assessment of a centralized procedure MA application, it will validate that the applicant has complied with an agreed pediatric investigation plan, or an application for a waiver has been submitted. The applicant and the EMA may, where such a step is adequately justified, agree to modify a pediatric investigation plan to assist validation. Modifications are not always possible; may take longer to agree than the period of validation permits; and may still require the applicant to withdraw its marketing authorization application, or MA, and to conduct additional non-clinical and clinical studies.  Products that are granted a MA on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate or a patent qualifying for a supplementary protection (if any is in effect at the time of approval) or certificate or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Orphan drug designation
In the European Union, Regulation (EC) No 141/2000, as amended, states that a drug will be designated as an orphan drug if its sponsor can establish:
•that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and
•that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the drug will be of significant benefit to those affected by that condition.
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
•the holder of the MA for the original orphan drug has given its consent to the second applicant;
•the holder of the MA for the original orphan drug is unable to supply sufficient quantities of the drug; or
•the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective or otherwise clinically superior.
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
Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs and services, in addition to their safety and efficacy. To obtain coverage and reimbursement for any drug that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our drug. These studies will be in addition to the studies required to obtain regulatory approvals. If third-party payors do not consider a drug to be cost-effective compared to other available therapies, they may not cover the drug after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its drugs at a profit.
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
Anti-kickback laws including, without limitation, the federal Anti-Kickback Statute that applies to items and services reimbursable under governmental healthcare programs such as Medicare and Medicaid, make it illegal for a person or entity to, among other things, knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service reimbursable, in whole or in part, under a federal healthcare program. Due to the breadth of the statutory provisions and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, PPACA among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain other criminal healthcare fraud statutes to clarify that a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a crime. In addition, PPACA clarifies that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
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
In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback, self-referral, and false claims laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of personal data and protected health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.
Violations of these laws may result in significant criminal, civil and administrative sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement, contractual damages, reputational harm and the imposition of corporate integrity agreements or other similar agreements with governmental entities, which may impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions and additional corporate integrity obligations. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed.
Similar rigorous restrictions are imposed on the promotion and marketing of drugs in the European Union and other countries. Even in those countries where we may not be directly responsible for the promotion and marketing of our drugs, if our potential international distribution partners engage in inappropriate activity it can have adverse implications for us.
Employees
As of March 1, 2020, we had 38 employees, 37 of whom were full-time employees and 1 of whom was a part-time employee. As of March 1, 2020, 18 of our employees were engaged in research and development activities and 20 of our employees were engaged in business development, commercial, finance, information systems, facilities, human resources or administrative support. As of March 1, 2020, we had 35 employees located in the United States and 3 employees located in France. None of our U.S. employees are represented by any collective bargaining agreements. Our French employees are represented by a collective bargaining agreement. We believe that we maintain good relations with our employees.
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
It is possible that we may not have fully anticipated the extent of the risks associated with the Merger we completed with OvaScience in 2018. After the Merger, OvaScience’s historic business was discontinued, but prior to the transaction OvaScience had a significant operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and winding down of the OvaScience business post-transaction, the risks involved with taking over a business with a significant operating history and the costs and liabilities associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs or liabilities associated with OvaScience’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $27.2 million and $44.6 million for the years ended December 31, 2018 and 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $208.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of two of our product candidates, livoletide and nevanimibe, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:
•continuing the ongoing and planned clinical development of livoletide and nevanimibe;
•continuing the preclinical development and potential clinical development of MLE-301;
•initiating preclinical studies and clinical trials for any additional diseases for our current product candidates and any future product candidates that we may pursue;
•building a portfolio of product candidates through the acquisition or in-license of drugs or product candidates and technologies;
•developing, maintaining, expanding and protecting our intellectual property portfolio;
•manufacturing, or having manufactured, clinical and commercial supplies of our product candidates;
•seeking marketing approvals for our current and future product candidates that successfully complete clinical trials;

•establishing a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•hiring additional administrative, clinical, regulatory and scientific personnel; and
•continuing to incur additional costs associated with operating as a public company.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborations, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, livoletide, nevanimibe and any additional product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our or any future collaborators’ success in:
•timely and successful completion of development activities of our current product candidates;
•obtaining and maintaining regulatory and marketing approvals for livoletide, nevanimibe and any future product candidates for which we successfully complete clinical trials;
•launching and commercializing any product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•qualifying for coverage and adequate reimbursement by government and third-party payors for our current or any future product candidates, if approved, both in the United States and internationally, and reaching acceptable agreements with such government and third-party payors on pricing terms;

•developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for livoletide, nevanimibe or any future product candidates that are compliant with current good manufacturing practices, or cGMP;
•establishing and maintaining supply and manufacturing relationships with third-parties that can provide an adequate amount and quality of drugs and services to support our planned clinical development, as well as the market demand for livoletide, nevanimibe and any future product candidates, if approved;
•obtaining market acceptance, if and when approved, of livoletide, nevanimibe or any future product candidates as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
•effectively addressing any competing technological and market developments;
•implementing additional internal systems and infrastructure, as needed;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter, and performing our obligations pursuant to such arrangements;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•avoiding and defending against third-party interference or infringement claims; and
•attracting, hiring and retaining qualified personnel.
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
As of December 31, 2019, our cash, cash equivalents, marketable securities and restricted cash were $63.5 million. Our existing cash, cash equivalents, marketable securities and restricted cash, in addition to estimated net proceeds of approximately $5.5 million received in March 2020, in connection with shares issued under the ATM equity distribution agreement, are currently expected to be sufficient to fund our current operating plans into 2022. However, this cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development or commercialization activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.
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
We have certain milestone and royalty payments related to livoletide, nevanimibe and MLE-301. We acquired worldwide, exclusive rights to nevanimibe pursuant to our license agreement with the Regents of the University of Michigan, or the University of Michigan, entered into in June 2013, or the UM License Agreement. Under the terms of the UM License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to nevanimibe, as well as other material obligations. In addition, pursuant to an assignment agreement for certain patents and patent applications relating to livoletide, we are also required to pay royalties on commercial sales and licensing of livoletide to the assignors. We acquired worldwide, exclusive rights to MLE-301 pursuant to a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, "Roche," and such agreement, the "Roche License Agreement"). Under the terms of the Roche License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to MLE-301, as well as other material obligations. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third-parties to develop and commercialize MLE-301. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.
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
The pivotal Phase 2b PWS trial, if persuasive statistically, may support the submission of an NDA in the United States or a marketing authorization application in Europe, for livoletide for the treatment of hyperphagia in patients with PWS. Additionally, the FDA may require additional data (for example, in younger children) in order to support an NDA approval in PWS in the United States.
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
Our orphan endocrine product candidates, livoletide and nevanimibe, are still in development and will require additional clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for livoletide or nevanimibe for the treatment of any indication or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of livoletide or nevanimibe, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of livoletide and nevanimibe for each of the indications that we are pursuing will take the next several years to complete. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications. For example, and as previously disclosed in our periodic reports in 2019, in our Phase 2 clinical trial for CS we have experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and have suspended development of nevanimibe for the treatment of CS.
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
Before obtaining marketing approval from regulatory authorities for the sale of livoletide, nevanimibe and any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, and as previously disclosed in our periodic reports in 2019, enrollment for our Phase 2b CAH clinical trial was previously paused in certain countries while appropriate regulatory authorities and ethics committees reviewed our submissions for a protocol amendment. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•failure to obtain regulatory approval to commence a trial;
•unforeseen safety issues;
•determination of dosing issues;
•lack of effectiveness during clinical trials;
•inability to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•slower than expected rates of patient recruitment, failure to recruit adequate numbers of suitable patients to participate in our clinical trials or failure to maintain participation of recruited patients in clinical trials;
•failure to manufacture sufficient quantities of a product candidate for use in clinical trials;
•inability to monitor patients adequately during or after treatment; and
•inability or unwillingness of medical investigators to follow our clinical protocols.
Further, we, the FDA, an institutional review board (“IRB”), or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, for example, the FDA’s good clinical practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our investigational new drug (“IND”), application or other submissions, or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our current and future product candidates could be harmed, and our ability to generate revenue from our current or future product candidates, once approved, may be delayed or eliminated. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials, including our Phase 2b clinical trial of nevanimibe in patients with CAH, depends on many factors, including: the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same disease, the proximity of patients to clinical sites and the eligibility criteria for the trials, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will drop out of the trials before completion.
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
During the conduct of clinical trials, clinical investigators monitor changes in patients’ health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being investigated caused these conditions, and regulatory authorities may draw different conclusions or require additional testing to confirm these determinations if they occur. In addition, it is possible that as we test livoletide, nevanimibe or any other product candidate in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be observed or reported by subjects. If clinical testing indicates that livoletide, nevanimibe or any future product candidate has side effects or causes serious or life-threatening side effects, we may need to change the design of ongoing clinical trials or adjust dosing levels in ongoing or future clinical trials, and the development of the product candidate may be delayed or terminated entirely. For example, in recent years clinical trials by other companies evaluating product candidates for treatment of hyperphagia in patients with PWS, which employed a different mechanism of action than livoletide, have resulted in serious adverse events, including patient deaths, and the eventual termination of the clinical trial and/or clinical development program. Further, if the product candidate has received regulatory approval, such approval may be revoked, which would materially harm our business, prospects, operating results and financial condition.
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
We are aware of a number of companies that are working to develop drugs that would compete, directly or indirectly, against livoletide for the treatment of hyperphagia in patients with PWS, nevanimibe for the treatment of CAH, and MLE-301 for the treatment of vasomotor symptoms ("VMS").
We are aware of three companies conducting clinical trials seeking to address hyperphagia in patients with PWS. Soleno Therapeutics, Inc. is currently developing diazoxide choline controlled release, an ATP-sensitive potassium channel agonist, and Levo Therapeutics, Inc. is pursuing development of carbetocin, a long-acting analogue of oxytocin. Saniona AB has also announced results of a Phase 2a study in adolescents and adults in PWS for the treatment of hyperphagia. There are also a number of compounds in preclinical development.
We are aware of three other companies developing treatments for patients with CAH: Diurnal Group PLC is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but recently announced a failed Phase 3 study and placed their United States development activities on hold. Diurnal Group PLC submitted a Market Authorization Application to the EMA in December of 2019. Both Spruce Biosciences, Inc and Neurocrine Biosciences, Inc. are developing CRF1 antagonists and have completed Phase 2 studies in adults with CAH. Neurocrine Biosciences, Inc. has announced the initiation of a Phase 2 study in a pediatric CAH population and announced their intention to start an adult Phase 3 CAH study in mid-2020. Spruce Biosciences has announced intentions to conduct two Phase 2b studies in adults with CAH as well as initiate a pediatric Phase 2 study. BridgeBio Pharma, Inc. is evaluating a gene therapy program (BBP-631) to treat CAH and has announced plans to file an IND in 2020.
We are aware of four competing NK3R antagonists currently in clinical development for VMS. Astellas is developing fezolinetant and has announced the initiation of their Phase 3 VMS program. KaNDy Therapeutics has recently announced preliminary positive topline data for NT-814, a dual NK1/3 receptor antagonist, with full trial results yet to be disclosed. Sojournix is currently studying SJX-653 in a Phase 2 trial. Additionally, Acer Therapeutics has announced their intentions to develop osanetant, an NK3R antagonist, for induced vasomotor symptoms stemming from hormonal therapies used to treat breast and prostate cancer.
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
Established pharmaceutical and biotechnology companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make livoletide, nevanimibe or MLE-301 less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing and receiving FDA or other regulatory authority approval, or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.
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
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the FDA or foreign regulatory agencies may believe the clinical trials do not show the appropriate balance of safety and efficacy in the indication being sought or may interpret the data differently than we do, and deem the results insufficient to demonstrate the appropriate balance of safety and efficacy at the level required for product approval. Further, the regulatory authorities may not complete their review processes in a timely manner, or we may otherwise not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.
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
The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:
•the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;
•negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication;
•the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling or the specifications of our product candidates;
•the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract, including failure of such manufacturers to pass the required pre-approval inspections; or
•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
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
We have received orphan drug designation for livoletide from the FDA and EMA for the treatment of hyperphagia in patients with PWS. Nevanimibe has received orphan drug designation from the FDA and the EMA for the treatment of CAH. We may also seek orphan drug designation, where applicable, for our current product candidates in additional indications or for our future product candidates. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for any of our current or future product candidates, in any applicable indication. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the product candidate from the competition of different products or drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same product for the same disease if the FDA concludes that the later product is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective, the prevalence of the orphan disease is found to increase such that the qualifying criterion is no longer met or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop and seek it for, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidates to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.
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
The time required to obtain approval of an NDA by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Prior to submitting an NDA to the FDA or an equivalent application to other foreign regulatory authorities for approval of livoletide for the treatment of hyperphagia in patients with PWS or for approval of nevanimibe for the treatment of CAH, we will need to complete its currently planned registration clinical trials for each, and additional trials that the FDA may require us to complete.
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with livoletide or nevanimibe, we may:
•be delayed in obtaining marketing approval for livoletide or nevanimibe, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of REMS;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
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
If we fail to comply with applicable regulatory requirements following approval of livoletide, nevanimibe or future product candidates, a regulatory authority may, among other things:
•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending NDA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
•restrict the marketing or manufacturing of the drug;
•seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•refuse to permit the import or export of product candidates; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
•the efficacy and potential advantages compared to alternative treatments;
•the success of our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products;
•effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•our ability to offer our drugs, once approved, for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out-of-pocket in the absence third-party coverage or adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our drugs, once approved, together with other medications
If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.
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

Factors that may inhibit our future efforts to commercialize our products on our own include:
•our inability to raise additional capital through equity or debt financings or through lending and licensing arrangements;
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to educate adequate numbers of physicians as to the benefits or our drug products;
•the inability of reimbursement professionals to negotiate arrangements, for formulary access, reimbursement, and other acceptance by payors;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
In addition, in December 2017, we acquired Alizé Pharma SAS (“Alizé”), a biopharmaceutical company based in Lyon, France. As of March 1, 2020, we had 35 employees located in the United States and 3 employees located in France. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize livoletide, nevanimibe or any future product candidates outside of the United States:
•different regulatory requirements for approval of therapies in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•changes in diplomatic and trade relationships;
•anti-corruption laws, including the FCPA, and its equivalent in foreign jurisdictions, such as the UK Bribery Act;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. The U.K. formally left the EU on January 31, 2020, and is now in a transition period through December 31, 2020. The lack of clarity over which EU laws and regulations will continue to be implemented in the U.K. after Brexit (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
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
We face an inherent risk of product liability exposure related to the testing of our current and future product candidates, and may face an even greater risk if we commercialize any product candidate that it may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidate that we may develop;
•loss of revenue;
•substantial monetary awards to trial participants or patients;
•significant time and costs to defend the related litigation;
•withdrawal of clinical trial participants;
•the inability to commercialize any product candidate that it may develop;
•injury to our reputation and significant negative media attention; and
•increased marketing costs to attempt to overcome any injury to our reputation or negative media attention.

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
Our operations may be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and Physician Payments Sunshine Act and regulations. These laws may constrain our current and future business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy laws by both the federal government and the states and other countries in which we conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, formulary managers, and others on the other hand. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively PPACA, amended the intent requirement of the federal Anti-Kickback Statute, establishing that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. PPACA provides, and recent government cases against pharmaceutical and medical device manufacturers support the view, that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the federal civil False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, known as covered entities, and their business associates who create, use or disclose individually identifiable health information on their behalf;
•federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;
•state and foreign law equivalents of each of the above federal laws, such as state anti-kickback, self-referral, and false claims laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; state laws that require the reporting of information related to drug pricing; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. However, because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, exclusion from participation in government health care programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could harm our ability to operate our business and our results of operations. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.
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
In March 2010, PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. PPACA, among other things: (i) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must, as of January 1, 2019, agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018 CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.
We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we are able to charge for any approved drug in the United States. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, such measures are designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In addition, other legislative changes have been adopted since PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, among other legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
We rely upon the UM License Agreement to certain patent rights and proprietary technology from the University of Michigan that are important or necessary to the development of nevanimibe. We rely upon the Roche License Agreement to certain patent rights and proprietary technology from Roche that are important or necessary to the development of MLE-301. As of December 31, 2019, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. In addition, as of December 31, 2019, with respect to livoletide patent rights, we owned four issued U.S. patents, one pending U.S. patent application, and a number of patents and pending patent applications in other jurisdictions. Finally, as of December 31, 2019, with respect to MLE-301 patent rights, we owned one pending U.S. patent application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third-parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.
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
If any of our current or future licenses or agreements or material relationships or any in-licenses upon which our current or future licenses and intellectual property are based are terminated or breached, we may:
•lose our rights to develop and market our current and any future product candidates;
•lose our rights to patent protection for our current or any future product candidates;
•experience significant delays in the development or commercialization of our current or any future product candidates;
•not be able to obtain any other licenses on acceptable terms, if at all; or
•incur liability for damages.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds, or livoletide, nevanimibe or MLE-301 formulations that are similar to our livoletide, nevanimibe or MLE-301 formulations but that are not covered by the claims of the patents that we own or control;

•we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
•we might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
If we rely on third-parties to manufacture and commercialize livoletide, nevanimibe, MLE-301 or any future product candidates, or if we collaborate with third-parties for the development of livoletide, nevanimibe, MLE-301 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third-parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third-parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
We will need to rely on third-party manufacturers to supply us with sufficient quantities of livoletide and nevanimibe to be used, if approved, for the commercialization of each. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates ourselves, including:
•inability to meet our product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with cGMP and similar foreign standards;
•inability to negotiate manufacturing agreements with third-parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third-parties in a manner or at a time that is costly or damaging to us;
•reliance on a limited number of sources, and in some cases, single sources for product components;
•lack of qualified backup suppliers for those materials that are currently purchased from a sole or single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•inability to find replacement manufacturers or suppliers, if necessary, on terms favorable to us, in a timely manner, or at all;
•carrier disruptions or increased costs that are beyond our control; and
•failure to deliver our products under specified storage conditions and in a timely manner.

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
We completed our acquisition of Alizé through which we acquired livoletide, our PWS product candidate, in December 2017. In the future, we may acquire additional companies, technologies or product candidates that we believe could complement or expand our business. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including with respect to:
•diversion of management attention from ongoing business concerns to integration matters;
•coordinating clinical and preclinical development plans;
•consolidating and rationalizing information technology and accounting platforms and administrative infrastructures;
•complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations;
•discontinuation of operations of OvaScience and contingent liabilities we assumed in connection with the Merger;

•reconciling different corporate cultures; and
•retaining scientific and other key employees.
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
We are highly dependent on the services of our key executives and personnel, including Julia C. Owens, Ph.D., our chief executive officer, Christophe Arbet-Engels, our chief medical officer, and Ryan Zeidan, Ph.D., our chief development officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
We are highly dependent on Drs. Owens, Arbet-Engels, and Zeidan. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
As of March 1, 2020, we had 38 employees, 37 of whom were full-time employees and 1 of whom was a part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
As a French technology company, Alizé historically benefited from certain tax advantages, including the French research tax credit (credit d’impot recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development, and can offset French corporate income tax due. Alizé has historically received CIR reimbursements promptly following filing for such reimbursements with applicable French taxing authorities. For the year ended December 31, 2017, claims were made totaling $1.0 million, which we received in the first quarter of 2019. For the year ended December 31, 2018, claims were made totaling $1.3 million, which we received in the third quarter of 2019. We anticipate filing claims totaling $1.3 million for the year ended December 31, 2019. In the future, we may no longer qualify as a French small or medium size enterprise, and, accordingly, we may be subject to a three-year waiting period for reimbursement of CIRs, which could adversely affect the combined business’s results of operations and cash flows. In addition, the amount of CIR received is, among other factors, dependent upon incurring qualified research and development expenses related to employee salaries and other personnel costs in France. As a result, if the number of our research and development employees in France decreases, as it did for the year ended December 31, 2019, the amount of CIR we are eligible for would likely decrease.
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
Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•the commencement, enrollment or results of our clinical trials or changes in the development status of our product candidates;
•any delay in our regulatory filings for any product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results from, delays in or termination of clinical trials;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•unanticipated serious safety concerns related to the use of our product candidates;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•conditions or trends in our industry;
•changes in the structure of healthcare payment systems;
•changes in the market valuations of similar companies;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•investors’ general perception of our company and our business;
•recruitment or departure of key personnel;
•overall performance of the equity markets;
•trading volume of our common stock;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of March 1, 2020, we had 18,266,545 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
Provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to our board of directors;
•limit who may call stockholder meetings;
•prohibit actions by our stockholders by written consent;
•require that stockholder actions be effected at a duly called stockholders meeting;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75 percent of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our certificate of incorporation or by-laws.

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
As of March 1, 2020 our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 55.3% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our auditors formally attest to the effectiveness of our internal control over financial reporting. For the year ended December 31, 2018, we were unable to conduct the required assessment primarily due to the Merger occurring in the fourth quarter of 2018 and the substantial change in operational focus, management and the internal control environment following the Merger. As a result, we are providing our first internal control assessment with this Annual Report as of December 31, 2019.
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

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a relatively new public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards of $298.6 million and $262.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located at 110 Miller Avenue, Suite 100, Ann Arbor, Michigan, 48104, where we occupy approximately 21,000 square feet of office space under two separate leases. We lease approximately 10,000 square feet of third floor office space pursuant to a lease entered into in October 2018, which began on July 1, 2019 and is set to expire on June 30, 2024. In addition, we lease approximately 11,000 square feet of first floor office space pursuant to a lease entered into in February 2019, which began on April 1, 2019 and is set to expire on March 31, 2024.
We also maintain approximately 4,058 square feet of flexible working space located at 420 Bedford Street, Lexington, Massachusetts, pursuant to a lease entered into in April 2019, which began on April 15, 2019 and ends on September 30, 2020.
We believe our existing facilities meet our current needs. We will need additional space in the future as we continue to build our development, commercial, and support teams.
ITEM 3. LEGAL PROCEEDINGS
Item 3. Legal Proceedings
On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the Court continue the stay. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers and directors of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. We filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, we answered the amended complaint. On December 9, 2019, the Court granted leave for plaintiff to file a second amended complaint under seal and permitted defendants to file a motion to strike the second amended complaint. On December 30, 2019, the Court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. As the mediation was unsuccessful, the parties are resuming discovery. We believe that the amended complaint and the second amended complaint are without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
Our common stock has been traded on the Nasdaq Global Market under the symbol “MLND” since the closing of the Merger on December 7, 2018.
Stockholders
As of March 1, 2020, we had 18,266,545 shares of common stock outstanding held by 86 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.
ITEM 6. SELECTED FINANCIAL DATA
Not required for smaller reporting companies.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
We are currently advancing three product candidates. Our most advanced product candidate, livoletide (AZP-531), is a potential treatment for Prader-Willi syndrome ("PWS"), a rare and complex genetic endocrine disease usually characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers, and early mortality. In a randomized, double-blind, placebo-controlled Phase 2a clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident patients with PWS from the Phase 2a trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. In March 2019, we initiated a Phase 2b/3 clinical trial of livoletide for the treatment of hyperphagia in patients with PWS. The randomized, double-blind, placebo-controlled pivotal Phase 2b trial includes 158 patients with PWS ages 8 to 65, recruited across 38 sites in the United States, Europe and Australia. As of February 26, 2020, the three-month "core" period of the Phase 2b trial has been completed. Topline results from the pivotal Phase 2b trial are expected in early second quarter of 2020. A protocol amendment was submitted to the U.S. Food and Drug Administration, or FDA, on August 7, 2019, which allows 4- to 7-year-olds to participate in the Phase 2b/3 clinical trial. We continue to recruit patients in this age group. On July 29, 2019, the FDA designated the investigation of livoletide for PWS as a Fast Track development program. We are also conducting preclinical activities in support of the development of a multi-dose pen device to improve patient and caregiver convenience, as well as patient compliance, and to further simplify the administration of livoletide.
We are developing nevanimibe (ATR-101) as a potential treatment for patients with congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female patients with CAH can experience hirsutism, infertility and menstrual irregularity, and male patients with CAH can experience testicular atrophy, infertility and testicular tumors. It is often difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2a clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018. We expect to report topline results from the first cohort of the Phase 2b trial in the second half of 2020. Enrollment for the second cohort of the Phase 2b trial is continuing and sites are actively enrolling patients. We expect to provide an additional update on the second cohort in the second half of 2020.
We also have a neurokinin 3 receptor (NK3R) antagonist (MLE-301) in our research and development pipeline, which we plan to develop as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. MLE-301 is currently in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in the second half of 2020.
We had also been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in our CS Phase 2 clinical trial, we elected to discontinue the trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus our resources on other programs in our research and development pipeline.
Since our inception in January 2012, our operations have focused on conducting preclinical studies and clinical trials, acquiring technology and assets, organization and staffing, business planning, and raising capital. We have devoted substantial effort and resources to acquiring our three current product candidates, livoletide, nevanimibe, and MLE-301, as well as our previous product candidate, MLE4901, which we ceased developing in 2017. We acquired livoletide in connection with our acquisition of Alizé Pharma SAS, or Alizé, in December 2017. We in-licensed nevanimibe from the Regents of the University of Michigan, or the University of Michigan, in June 2013. We licensed MLE-301 from F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), in October 2018. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale and issuance of common stock, preferred stock and convertible promissory notes, proceeds received from the Merger as well as borrowings under term loans.
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $44.6 million and $27.2 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $208.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, including:
•continuing the ongoing and planned clinical development of livoletide and nevanimibe;
•continuing the preclinical development and potential clinical development of MLE-301;
•initiating preclinical studies and clinical trials for any additional diseases for our current product candidates and any future product candidates that we may pursue;
•building a portfolio of product candidates through the acquisition or in-license of drugs or product candidates and technologies;
•developing, maintaining, expanding and protecting our intellectual property portfolio;
•manufacturing, or having manufactured, clinical and commercial supplies of our product candidates;
•seeking marketing approvals for our current and future product candidates that successfully complete clinical trials;

•establishing a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•hiring additional administrative, clinical, regulatory and scientific personnel; and
•continuing to incur additional costs associated with operating as a public company.
Recent Events
Financing
In December 2019, we sold 4,791,667 shares of our common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and SVB Leerink LLC, as representatives of the several underwriters named therein (the “Underwriters”), for net proceeds to us of approximately $26.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The price to the public in this offering was $6.00 per share and resulted in the sale of 4,166,667 shares of our common stock for net proceeds to us of approximately $23.0 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, the Underwriters purchased an additional 625,000 shares of our common stock at the public offering price of $6.00 per share pursuant to a purchase option granted to them under the Underwriting Agreement, resulting in net proceeds to us of approximately $3.5 million, after deducting underwriting discounts and commissions.
The offering was made pursuant to our registration statement on Form S-3 (Registration Statement No. 333-230749), which was declared effective by the Securities and Exchange Commission on April 18, 2019, and a prospectus supplement thereunder.
At-the-Market Equity Distribution Agreement
In April 2019, we entered into an "at-the-market" ("ATM") equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million which allows us to sell our common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of our common stock under our ATM equity distribution agreement for estimated net proceeds to us of approximately $5.5 million.
Sales of our common stock pursuant to the ATM have been made pursuant to our registration statement on Form S-3 (Registration Statement No. 333-230749), which was declared effective by the Securities and Exchange Commission on April 18, 2019.
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
In December 2017, we acquired 83.6% of the issued and outstanding share capital of Alizé pursuant to a Share Sale and Contribution Agreement. The consideration included an upfront payment of $1.0 million, and the issuance of Private Millendo's Series A-1 preferred stock, Series B-1 preferred stock, and common-1 stock, which upon consummation of the Merger were converted to shares of our common stock. In December 2018, we acquired the remaining 16.4% of Alizé's issued and outstanding share capital from Otonnale SAS, or Otonnale. The consideration included a cash payment of $0.8 million and the issuance of the 442,470 shares of our common stock.
The Share and Contribution Agreement with Alizé was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in the livoletide development program. The $63.8 million in estimated fair value allocated to livoletide was expensed, as we determined the asset has no alternative future use. The total consideration given, net of cash acquired was $63.1 million. The assets acquired and liabilities assumed as of the acquisition date were $65.3 million and $2.2 million, respectively, for net assets acquired of $63.1 million.
Components of Results of Operations
Research and development expense
Research and development expense consists primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•personnel expenses, including salaries, benefits and stock-based compensation expense;
•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
•payments made under our third-party licensing agreements;
•consultant fees and expenses associated with outsourced professional scientific development services;

•expenses for regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.
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
The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
	2019	2018
	(in thousands)
Livoletide expenses	$14,702	$4,921
Nevanimibe expenses	2,899	4,108
MLE-301 expenses	2,723	—
Personnel expenses	6,559	4,616
Other expenses	960	780
Total	$27,843	$14,425
We expect our research and development expense will increase for the foreseeable future as we seek to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of livoletide, nevanimibe, or MLE-301. We are also unable to predict when, if ever, material net cash inflows may commence from sales of livoletide, nevanimibe, MLE-301 or any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:
•the number of clinical sites included in the trials;
•the length of time required to enroll suitable patients;
•the number of patients that ultimately participate in the trials;
•the number of doses patients receive;
•the duration of patient follow-up and number of patient visits;
•the results of our clinical trials;
•the establishment of commercial manufacturing capabilities;
•the receipt of marketing approvals; and
•the commercialization of product candidates.
We may never succeed in obtaining regulatory approval for livoletide, nevanimibe, MLE-301 or any future product candidates we may develop. Product candidates in later stages of clinical development, like livoletide and nevanimibe, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
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
We anticipate that our general and administrative expense will increase as we support additional clinical trials for livoletide, nevanimibe and MLE-301. In addition, if and when we believe that regulatory approval of livoletide, nevanimibe or MLE-301 appears likely, we anticipate an increase in headcount and related expense as a result of our preparation for commercial operations.
Other general expenses
Other general expenses consist of professional fees and severance costs incurred in connection with the Merger in 2018.
Interest expense (income), net
Interest expense (income) represents amounts earned on our cash, cash equivalents, marketable securities and restricted cash balances.
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
Results of operations
Comparison of the years ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$27,843	$14,425
General and administrative	17,556	8,691
Other general expenses	—	3,758
Loss from operations	45,399	26,874
Other expenses:
Interest expense (income), net	(1,038)	134
Other loss	207	169
Net loss	$44,568	$27,177

Research and development expense
Research and development expense increased by $13.4 million to $27.8 million for the year ended December 31, 2019 from $14.4 million for the year ended December 31, 2018. The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Preclinical and clinical development expense	$20,324	$9,272
Compensation expense, other than stock-based compensation	5,260	4,010
Stock-based compensation expense	1,299	606
Other expenses	960	537
Total research and development expense	$27,843	$14,425
The increase in total research and development expense is attributable to:
•a $11.1 million increase in preclinical and clinical development expense mainly related to the development of livoletide;
•a $1.9 million increase in compensation and stock-based compensation expenses as a result of our increase in research and development headcount and additional options granted; and
•a $0.4 million increase in other expenses mainly related to the development of livoletide due to allocated rent and facility costs.
General and administrative expense
General and administrative expense increased by $8.9 million to $17.6 million for the year ended December 31, 2019 from $8.7 million for the year ended December 31, 2018. The increase was primarily due to a $4.3 million increase in compensation and stock-based compensation expense as a result of our increase in general and administrative headcount and changes to compensation arrangements, a $2.6 million increase in professional fees incurred mainly related to being a publicly traded company, and a $1.9 million increase in insurance, rent and facility related. The increase in insurance is due to operating as a public company and the increase in rent and facility related expenses is due to increased headcount and additional leased office space.
Other general expenses
In connection with the Merger in 2018, we incurred $3.8 million of transaction related costs mainly due to professional fees and severance.
Interest expense (income), net
Interest expense (income), net increased by $1.2 million to $1.0 million net interest income for the year ended December 31, 2019 from $0.1 million net interest expense for the year ended December 31, 2018. The change was primarily due to higher interest income received as a result of larger cash, cash equivalent, restricted cash, and marketable securities balances we had immediately following the Merger.
Other loss
Other loss increased by $38,000 to $207,000 for the year ended December 31, 2019 from $169,000 for the year ended December 31, 2018. The increase was due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
The following table sets forth the primary uses of cash and cash equivalents for each year set forth below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(41,222)	$(23,647)
Net cash provided by investing activities	3,988	1,932
Net cash provided by financing activities	26,943	77,744
Effect of foreign currency exchange rate changes on cash	33	118
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,258)	$56,147
Uses of funds
Operating activities
During the year ended December 31, 2019, we used $41.2 million of cash to fund operating activities. During the year ended December 31, 2019, cash used in operating activities reflected our net loss of $44.6 million and a net change in operating assets and liabilities of $2.0 million, offset by non-cash charges of $5.4 million, principally related to stock-based compensation.
During the year ended December 31, 2018, we used $23.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $27.2 million, offset by a net increase in operating assets and liabilities of $1.1 million and non-cash charges of $2.5 million, principally related to stock-based compensation, write-off of deferred financing costs, non-cash interest and changes in fair value of our preferred stock warrant liability.
Investing activities
During the year ended December 31, 2019, we received $4.4 million in net proceeds from the sale of marketable securities offset by $0.4 million in purchases of property and equipment.
During the year ended December 31, 2018, we received $2.5 million in net proceeds from the sale of marketable securities and paid $0.5 million in acquisition costs previously accrued in connection with the asset acquisition of Alizé.
Financing activities
During the year ended December 31, 2019, we received proceeds of $0.5 million from the exercise of options and warrants, and $26.7 million in proceeds received from the issuance of common stock, net of issuance costs paid. See Note 1 of our Consolidated Financial Statements for additional information related to the issuance of common stock. These proceeds were offset by $0.2 million for the repayment of debt.
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
Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we in the future submit an NDA in the United States or a marketing authorization application in Europe for any of our product candidates, we expect to incur significant costs in connection with the submission as well as significant commercialization expenses related to program sales, marketing, manufacturing and distribution, which expenses we expect to incur prior to generating any revenues from product sales. Accordingly, we will need to obtain substantial additional funding in connection with our current and future operations. If we are unable to raise capital when needed or on attractive terms, we may would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
In April 2019, we entered into an "at-the-market" ("ATM") equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million which allows us to sell our common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of our common stock under our ATM equity distribution agreement for estimated net proceeds to us of approximately $5.5 million.
As of December 31, 2019, we had cash, cash equivalents, marketable securities and restricted cash of $63.5 million, which, in addition to funds received in connection with shares issued under the ATM equity distribution agreement in March 2020, we believe are sufficient to fund our planned operations into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development or commercialization activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue regulatory approval and the commercialization of our current and future product candidates.
Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of preclinical studies and clinical trials;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our product candidates;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of securing manufacturing arrangements for commercial production; and
•the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.
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
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations at December 31, 2019:

	Year Ended December 31 2019,
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years		Total
	(in thousands)
Operating leases (1)	$1,803	$1,633	$1,198	$45		$4,679
Long-term debt (2)	208	168	—	—		376
Licensing arrangements (3)	20	60	—	—	(4)	80	(4)
Total	$2,031	$1,861	$1,198	$45	(4)	$5,135	(4)
__________________________
(1)Reflects obligations pursuant to our office leases in Ann Arbor, Michigan; Waltham, Massachusetts; Lexington Massachusetts; and Lyon, France. In January 2020, we terminated our office lease agreement in Lyon, France.
(2)Reflects obligations pursuant to our advance agreement with Bpifrance Financing. In December 2017, in connection with our acquisition of Alizé, we assumed €0.7 million of debt that Alizé had outstanding with Bpifrance Financing. No interest is charged or accrued with respect to the debt. We are required to make quarterly principal payments between €17,500 to €50,000 per quarter through maturity. In addition to the quarterly payments, we could be obligated to pay, if applicable, no later than March 31 of each year starting from January 1, 2016, a reimbursement annuity equal to 20% of the proceeds generated by us from license, assignment or revenue-generating use of the livoletide program. We are permitted to repay the debt at any time.
(3)Reflects obligations pursuant to our license agreements with the University of Michigan, other than contingent obligations to make milestone and royalty payments where the amount, likelihood and timing of such payments are not fixed or determinable. Contingent payments pursuant to our license agreements with Erasmus University Medical Center and Roche are also excluded from the above table.
(4)We are obligated to pay the University of Michigan minimum royalties of $20,000 per year from 2020 to 2023 and $0.2 million per year beginning in 2024 through expiration of the term of the license agreement. All such amounts due after December 31, 2023 are excluded from the table above because the duration of the license agreement is not determinable.
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
At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2019, we had not made any material adjustments to our prior estimates of accrued research and development expenses.
Stock-based compensation
We measure expense for all stock options based on the estimated fair market value of the award on the grant date. We use the Black-Scholes option pricing model to value our stock option awards. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We have not issued awards where vesting is subject to a market or performance condition; however, if we were to grant such awards in the future, recognition would be based on the derived service period. Expense for awards with performance conditions would be estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met.
Historically, for all periods prior to the Merger, the fair market values of the shares of common stock underlying our stock options were estimated on each grant date by the board of directors. In order to determine the fair market value of our common stock, our board of directors considered, among other things, contemporaneous valuations of our common and preferred stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. Given the absence of a public trading market of our capital stock, the our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value of our common and preferred stock, including:
•contemporaneous third-party valuations of our common stock;
•the prices, rights, preferences and privileges of our preferred stock relative to the common stock;
•our business, financial condition and results of operations, including related industry trends affecting our operations;
•the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions;
•the lack of marketability of our common stock;
•the market performance of comparable publicly traded companies; and
•U.S. and global economic and capital market conditions and outlook.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MILLENDO THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Millendo Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Millendo Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock, redeemable noncontrolling interests and stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2020 expressed an unqualified opinion thereon.
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
Grand Rapids, Michigan
March 11, 2020

Millendo Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$62,478	$73,286
Short-term restricted cash	1,034	45
Marketable securities	—	4,385
Prepaid expenses and other current assets	6,344	3,373
Refundable tax credit	1,276	2,333
Total current assets	71,132	83,422
Long-term restricted cash	—	439
Operating lease right-of-use assets	3,331	—
Other assets	507	213
Total assets	$74,970	$84,074
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$208	$189
Accounts payable	1,495	1,998
Accrued expenses	9,066	7,630
Operating lease liabilities - current	1,751	—
Total current liabilities	12,520	9,817
Debt, net of current portion	168	383
Operating lease liabilities	2,395	—
Other liabilities	16	752
Total liabilities	15,099	10,952
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 18,266,545 shares and 13,357,999 shares issued and outstanding at December 31, 2019 and 2018, respectively	18	13
Additional paid-in capital	267,018	234,876
Accumulated deficit	(208,654)	(164,086)
Accumulated other comprehensive income	165	148
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	58,547	70,951
Equity attributable to noncontrolling interests	1,324	2,171
Total stockholders’ equity	59,871	73,122
Total liabilities and stockholders’ equity	$74,970	$84,074
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands except share and per share amounts)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$27,843	$14,425
General and administrative	17,556	8,691
Other general expenses	—	3,758
Loss from operations	45,399	26,874
Other expenses:
Interest expense (income), net	(1,038)	134
Other loss	207	169
Net loss	(44,568)	(27,177)
Net (income) loss attributable to noncontrolling interest	—	(15)
Net loss attributable to common stockholders	$(44,568)	$(27,192)
Net loss per share of common stock, basic and diluted	$(3.25)	$(17.58)
Weighted-average shares of common stock outstanding, basic and diluted	13,706,744	1,547,051
Other comprehensive income (loss):
Foreign currency translation adjustment	$17	$140
Comprehensive loss	$(44,551)	$(27,052)
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interests and Stockholders’ Equity (Deficit)
(in thousands except share amounts)

				Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Redeemable Noncontrolling Interests	Common Stock		Common-1 Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance at January 1, 2018	90,848,515	$132,922	$10,584	246,347	$—	464,043	$—	$6,192	$(136,894)	$8	$(130,694)	$2,171	$(128,523)
Conversion of convertible preferred stock into common stock	(90,848,515)	(132,922)	—	6,759,109	7	—	—	132,915	—	—	132,922	—	132,922
Reclassification of preferred stock warrant liability	—	—	—	—	—	—	—	99	—	—	99	—	99
Conversion of common-1 stock into common stock	—	—	—	464,043	—	(464,043)	—	—	—	—	—	—	—
Conversion of convertible promissory note into common stock	—	—	—	499,504	1	—	—	7,723	—	—	7,724	—	7,724
Private placement of common stock (pre-Merger), net of issuance costs	—	—	—	1,320,129	1	—	—	20,053	—	—	20,054	—	20,054
Record pre-merger OvaScience stockholders' equity and elimination of OvaScience historical accumulated deficit	—	—	—	2,388,338	2	—	—	37,992	—	—	37,994	—	37,994
Private placement of common stock (post-Merger), net of issuance costs	—	—	—	1,230,158	1	—	—	18,686	—	—	18,687	—	18,687
Repurchase of redeemable noncontrolling interest	—	—	(10,599)	450,371	1	—	—	9,789	—	—	9,790	—	9,790
Stock-based compensation expense	—	—	—	—	—	—	—	1,427	—	—	1,427	—	1,427
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	140	140	—	140
Net income (loss)	—	—	15	—	—	—	—	—	(27,192)	—	(27,192)	—	(27,192)
Balance at December 31, 2018	—	$—	$—	13,357,999	$13	—	$—	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Exercise of stock options	—	—	—	97,225	—	—	—	361	—	—	361	—	361
Issuance of common stock to board of directors	—	—	—	1,941	—	—	—	20	—	—	20	—	20
Issuance of common stock, net of issuance costs	—	—	—	4,791,667	5	—	—	26,486	—	—	26,491	—	26,491
Exercise/forfeiture of BSPCE warrants	—	—	—	17,713	—	—	—	958	—	—	958	(847)	111
Stock-based compensation expense	—	—	—	—	—	—	—	4,317	—	—	4,317	—	4,317
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	17	—	17
Net income (loss)	—	—	—	—	—	—	—	—	(44,568)	—	(44,568)	—	(44,568)
Balance at December 31, 2019	—	$—	$—	18,266,545	$18	—	$—	$267,018	$(208,654)	$165	$58,547	$1,324	$59,871
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(44,568)	$(27,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97	32
Stock-based compensation expense	4,317	1,427
Write-off of deferred financing costs	—	871
Non-cash interest	—	204
Amortization of right-of-use asset	955	—
Change in fair value of preferred stock warrant liability	—	(40)
Other non-cash items	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(698)	(2,524)
Other assets	66	—
Accounts payable	(469)	320
Accrued expenses and other liabilities	281	3,240
Operating lease liabilities	(1,233)	—
Cash used in operating activities	(41,222)	(23,647)
Investing activities:
Purchase of property and equipment	(397)	(36)
Proceeds from sale of marketable securities	4,385	2,492
Net cash paid in Alizé asset purchase	—	(524)
Cash provided by investing activities	3,988	1,932
Financing activities:
Cash acquired in connection with the Merger	—	33,316
Proceeds from convertible promissory notes	—	8,000
Repayment of debt and principal on finance lease	(202)	(169)
Proceeds from the issuance of common stock, net of issuance costs	26,688	—
Proceeds from sale of private placement, net of issuance costs	(15)	38,756
Payment of financing costs	—	(1,351)
Purchase of redeemable noncontrolling interest	—	(808)
Proceeds from option and BSPCE warrant exercises	472	—
Cash provided by financing activities	26,943	77,744
Effect of foreign currency exchange rate changes on cash	33	118
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,258)	56,147
Cash, cash equivalents and restricted cash at beginning of period	73,770	17,623
Cash, cash equivalents and restricted cash at end of period	$63,512	$73,770
Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$4
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$132,922
Reclassification of preferred stock warrant liability	$—	$99
Conversion of convertible promissory note into common stock	$—	$7,724
Exchange of noncontrolling interest	$—	$9,790
Financing costs in accounts payable and accrued expenses	$197	$15
Right-of-use assets acquired under operating leases	$3,414	$—
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Millendo Therapeutics, Inc. (the “Company”), a Delaware corporation, together with its subsidiaries, is a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient. The Company is currently advancing three product candidates. The Company’s most advanced product candidate, livoletide (AZP-531), is a potential treatment for Prader-Willi syndrome, (“PWS”), a rare and complex genetic endocrine disease usually characterized by hyperphagia, or insatiable hunger. The Company is also developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia, (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company also has a neurokinin 3-receptor (NK3R) antagonist (MLE-301) in its research and development pipeline, which it plans to develop as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women.
The Company had also been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing's syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in its CS Phase 2 clinical trial, the Company elected to discontinue this trial in August 2019, suspend development of nevanimibe for the treatment of CS, and focus its resources on other programs in its research and development pipeline.
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
Acquisition of Alizé
In December 2017, the Company entered into agreements to acquire 100% of the outstanding ownership interests of Alizé, a privately held biotechnology company based in Lyon, France focused on the development of a treatment for patients with PWS, through its lead product candidate, livoletide.
In December 2017, the Company acquired 83.6% of the issued and outstanding share capital of Alizé pursuant to a Share Sale and Contribution Agreement. In December 2018, the Company acquired the remaining 16.4% of Alizé's issued and outstanding share capital from Otonnale SAS, or Otonnale.
Liquidity
The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of December 31, 2019, the Company had cash, cash equivalents, marketable securities and restricted cash of $63.5 million and an accumulated deficit of $208.7 million.
In December 2019, the Company sold a total of 4,791,667 shares of its common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and SVB Leerink LLC, as representatives of the several underwriters named therein (the “Underwriters”), for total net proceeds of approximately $26.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The price to the public in this offering was $6.00 per share and resulted in the sale of 4,166,667 shares of the Company's common stock for net proceeds of approximately $23.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In addition, the Underwriters purchased an additional 625,000 shares of the Company's common stock at the public offering price of $6.00 per share pursuant to a purchase option granted to them under the Underwriting Agreement, resulting in net proceeds of approximately $3.5 million, after deducting underwriting discounts and commissions.
In April 2019, the Company entered into an “at-the-market” (“ATM”) equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows the Company to sell its common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, the Company amended the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of our common stock under our ATM equity distribution agreement for estimated net proceeds to us of approximately $5.5 million.
The Company will likely require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities and to obtain regulatory approval for or to commercialize its product candidates. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents, marketable securities and restricted cash at December 31, 2019 are sufficient to fund its current operations, however it will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of its current and future product candidates.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities and restricted cash. The Company generally invests its cash in deposits with high credit quality financial institutions. Deposits at banks may exceed the insurance provided on such deposits.  Additionally, the Company performs periodic evaluations of the relative credit standing of these financial institutions.
Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2019 and 2018 consisted of money market funds.
Marketable securities
The Company classifies its marketable securities as available-for-sale securities and the securities are stated at fair value with realized gains and losses accounted for using the specific identification method. At December 31, 2018, the balance in the Company’s accumulated other comprehensive income included activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the years ended December 31, 2019 and 2018. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. There were no marketable securities held as of December 31, 2019.
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

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$62,478	$73,286
Restricted cash	1,034	45
Long-term restricted cash	—	439
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$63,512	$73,770
Refundable tax credit
In connection with the acquisition of Alizé (see Note 1), the Company obtained French research tax credits (crédit d’impôt recherche) or (“CIR”). CIR earned are refundable or they can offset French corporate income tax due. Since the French research tax credit can be recovered in cash, the Company has elected to treat this as a grant. During the year ended December 31, 2019 and 2018, the Company recognized a reduction of research and development expenses of $1.2 million and $1.4 million, respectively, and had a research tax credit receivable of $1.3 million and $2.3 million at December 31, 2019 and 2018, respectively.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the Company as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right-of-use assets and lease obligations for those leases currently classified as operating leases.

The Company adopted ASU 2016-02 using a modified retrospective transition approach as of January 1, 2019 and will not restate its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption. The Company has elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. As a result of the adoption of ASC 842, the Company recognized an operating lease liability of $2.0 million based on the present value of the minimum rental payments of the leases and a corresponding operating lease right-of-use (“ROU”) asset of $0.9 million within the Company’s Consolidated Balance Sheets. The Company’s ROU asset is exclusive of any early lease termination obligations whereby future contractual lease payments exceed estimated sublease income.

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

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Refer to Note 9 for further details.

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
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the Company’s Consolidated Balance Sheets for cash equivalents, marketable securities, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short term nature. The carrying value of the Company’s debt assumed from Alizé approximates fair value as of December 31, 2019 and 2018.
Redeemable noncontrolling interests
Redeemable noncontrolling interest represented the 16.4% interest in Alizé that was held by other investors until December 2018. The Company was subject to a put call agreement (see Note 1) with these investors, that was settled in December 2018, resulting in the Company acquiring the remaining issued and outstanding share capital of Alizé in exchange for cash and shares of the Company’s common stock. The exchange ratio of shares was fixed at the amounts determined on the acquisition date. There were no redeemable noncontrolling interests outstanding as of December 31, 2019.
Other assets
Other assets includes property and equipment and other assets. Property and equipment, less accumulated depreciation, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives which range from three to five years except for leasehold improvements which are amortized over the shorter of the asset life or lease term. Repairs and maintenance costs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment of long-lived assets through December 31, 2019.
Deferred offering costs
The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred offering costs are expensed. During the year ended December 31, 2018, the Company expensed $0.9 million in offering costs. The expense was recorded as a component of general and administrative expenses. No amounts were expensed during 2019.
Research and development expenses
Research and development costs are expensed as incurred and consist primarily of personnel expenses, costs of funding research performed by third parties, expenses incurred under agreements with contract manufacturing organizations, payments under third-party licensing agreements, consultant fees and expenses associated with outsourced professional scientific development services, expenses related to regulatory activities and allocated expense for facility costs. Milestone payment obligations incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs, are included in research and development expenses. Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered.
At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. As of December 31, 2019 and 2018, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.
Stock-based compensation
The Company measures and recognizes compensation expense for all stock options awarded to employees and nonemployees based on the estimated fair market value of the award on the grant date. The Company uses the Black-Scholes option pricing model to value its stock option awards. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company accounts for forfeitures of stock options as they occur. Stock-based awards issued to nonemployees were revalued at each reporting period until the award vests.
October 1, 2018, the Company early adopted ASU 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. As a result of the adoption, stock-based awards issued to nonemployees are no longer required to be revalued at each reporting period. The adoption of ASU No. 2018-7 did not have a material effect on the Consolidated Financial Statements.
Estimating the fair market value of options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company’s financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying Consolidated Financial Statements.
In accordance with guidance issued by Financial Accounting Standards Board (“FASB”), companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low-Taxed Income (“GILTI”) or whether they will account for GILTI as period costs if and when incurred. The Company has elected to recognize the resulting tax with respect to the GILTI provision as a period cost. No costs were incurred by the Company through December 31, 2019 as a result of GILTI.
Net loss per share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, convertible preferred stock, preferred stock warrants, restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted-average number of shares of common stock remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (amounts shown as common stock equivalents):

	Year ended December 31,
	2019	2018
Stock options	2,498,606	1,764,287
Common stock warrants	17,125	17,125
BSA and BSPCE warrants	95,567	156,719
	2,611,298	1,938,131
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
Recent accounting pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU 2020-01 states any equity security transitioning from the alternative method of accounting under Topic 321 to the equity method, or vice versa, due to an observable transaction will be remeasured immediately before the transition. In addition, the ASU clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles of Topic 321 before settlement or exercise. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied on a prospective basis. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates. ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 became effective upon issuance and the adoption of ASU 2019-07, which is applied prospectively, did not have an impact on the Company's consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for non-employee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees), to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This update is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. Upon transition, entities will remeasure unsettled liability-classified awards and any unmeasured equity-classified awards for non-employees at fair value as of the adoption date. A cumulative-effect adjustment to retained earnings will be required as of the beginning of the fiscal year of adoption. The Company adopted ASU No. 2018-07 on October 1, 2018, which did not have a material effect on the consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends Income Taxes (Topic 740) by incorporating the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provide guidance on accounting for the effects of the Tax Act. The Company recognized the income tax effects of the Tax Act in the 2018 Consolidated Financial Statements in accordance with SAB 118. See Note 12 of the consolidated financial statements for additional disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This standard was effective January 1, 2019 and required adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard which did not have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which amends ASU 2016-13 by providing entities with an option to irrevocably elect the fair value option to be applied on an instrument-by-instrument basis for eligible financial instruments that are within the scope of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which finalized effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses, leases, and hedging standards. Also in November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which provides clarity about certain aspects of the amendments in ASU 2016-13. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and requires a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued authoritative guidance under ASU 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 revises the classification, measurement and disclosure of investments in equity securities. The Company adopted this standard effective January 1, 2018. The adoption of ASU 2016-1 did not have an impact on the Company’s consolidated financial statements.
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

Marketable securities were acquired in connection with the Merger. There were immaterial unrealized losses recorded from the date of Merger through December 31, 2018. The Company does not have any marketable securities as of December 31, 2019. Available-for-sale securities held at December 31, 2018 had maturities of less than one year.
5. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$59,382	$—	$—
Marketable securities - U.S. government agency	$—	$—	$—
Marketable securities - Corporate debt securities	$—	$—	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$25,145	$—	$—
Marketable securities - U.S. government agency	$—	$2,994	$—
Marketable securities - Corporate debt securities	$—	$1,391	$—
The fair value of the Company's marketable securities is estimated using observable market-based inputs such as quoted prices, interest rates and yield curves or Level 2 inputs.
The Company’s preferred stock warrants were classified as liabilities, recorded at fair value and subject to re-measurement at each balance sheet date until they were converted into common stock warrants in connection with the completion of the Merger. The common stock warrants are equity classified as of the Merger date and are no longer subject to remeasurement.
The reconciliation of the preferred stock warrant liability measured at fair value, until the reclassification into equity at the time of the Merger, on a recurring basis using significant unobservable inputs (Level 3) was as follows (amounts in thousands):

Preferred stock warrant liability
Balance at January 1, 2018	$139
Additions	(40)
Change in fair value	(99)
Balance at December 31, 2018	$—
The Series A and Series B preferred stock warrant liabilities were estimated using an option pricing model. The significant assumptions used in valuing the warrants include expected term, expected volatility, risk-free interest rate and expected dividend yield. As of Merger date, immediately prior to reclassifying the warrants to equity, the significant weighted-average assumptions were as follows:

Year ended December 31,
2018
Expected term (in years)	1.75
Expected volatility	71%
Risk free rate	2.58%
Dividend yield	—%

6. Accrued Expenses
Accrued expenses consist of (amounts in thousands):

	December 31,
	2019	2018
Compensation and related benefits	$2,042	$3,537
Professional fees	2,929	1,140
Preclinical and clinical costs	1,820	1,811
Lease termination	—	630
Insurance premiums	1,423	—
Other	852	512
Total	$9,066	$7,630

In connection with the adoption of ASC 842, the new leasing standard, on January 1, 2019, the lease termination balance as of December 31, 2018 was reclassified into the Company's operating lease liability.
7. Debt
Bpifrance Reimbursable Advance
In December 2017, in connection with its acquisition of Alizé (see Note 1), the Company assumed €0.7 million of debt that Alizé had outstanding with Bpifrance Financing (“Bpifrance”). The original advance amount of €0.8 million (“the Bpifrance Advance”) was provided to Alizé as an innovation aid that required Alizé to carry out certain activities related to its livoletide clinical development program and incur a certain level of program expenditures. No interest is charged or accrued under the advance.
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
At December 31, 2019, the balance outstanding was $0.4 million (€0.3 million).
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

8. License Agreements
University of Michigan License Agreement
In June 2013, the Company entered into a license agreement with the Regents of the University of Michigan (the “University of Michigan”) for a worldwide, exclusive, sublicensable license to the University of Michigan’s interest in certain patent rights jointly owned with the Company, covering the use of ATR-101 for the treatment of certain indications (the “UM License Agreement”). The Company is obligated to make payments to the University of Michigan totaling up to $2.5 million upon the achievement of certain development and commercial milestones. No amounts were paid in 2018 or 2019 related to the achievement of development or commercial milestones. During the year ended December 31, 2019, $0.1 million was paid in order to extend the milestone achievement date of certain development milestones. The Company is also required to pay the University of Michigan a low-single digit royalty percentage on net sales of applicable products, if any.
In addition, $20,000 in annual minimum royalties are due under the UM License Agreement for each of 2020 through 2023. Further, beginning in 2024, the Company is required to pay an annual fee of $0.2 million which is creditable against royalties due, if any, until the expiration or termination of the UM License Agreement.
Assignment agreement with Erasmus University Medical Center and the University of Turin
In connection with its acquisition of Alizé, the Company assumed Alizé’s obligations under an assignment agreement with Erasmus University Medical Center, the University of Turin and certain individuals (collectively “the Assignors”), for certain patents and patent applications relating to livoletide.
In connection with the assignment, the Company agreed to pay the Assignors a flat, low single digit royalty on net commercial sales of products containing livoletide that are covered by the claims of the assigned intellectual property. Further, upon approval of livoletide by the FDA or EMA, the Company is required to pay the Assignors CDN $100,000, which amount will be deducted from any future royalty payments due to the Assignors. The Company also agreed to pay the Assignors a low single digit percentage of any amounts received in connection with its license of the assigned intellectual property or products containing livoletide that are covered by the claims of the assigned intellectual property.
License Agreement with Roche
On October 16, 2018, the Company entered into a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), for a worldwide, exclusive license to Roche's interest in certain patent rights and know-how covering, among other things, the use of a neurokinin 3 receptor antagonist (the "Roche License Agreement").
As consideration for the rights granted to the Company under the Roche License Agreement, the Company agreed to pay Roche an up-front payment. Under the terms of the Roche License Agreement, the Company is also obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to the neurokinin 3 receptor antagonist. In addition, the Company is required to share a portion of any net proceeds received in connection with certain agreements that it may enter into with third parties to develop and commercialize the neurokinin 3 receptor antagonist.
9. Commitments and Contingencies

Operating leases

The Company has noncancelable operating leases for office and laboratory space which have remaining lease terms between one and six years. In connection with the Merger, the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The sublease commenced on January 15, 2019 and expires on November 30, 2020. The total minimum sublease rentals to be received under the Waltham, Massachusetts agreement is $0.6 million. The remaining sublease rentals to be received as of December 31, 2019 is $0.3 million. In February 2019 and October 2018, the Company entered into two additional noncancelable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts to expand its operations. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

As of December 31, 2019, the operating lease ROU asset and the operating lease liabilities were $3.3 million and $4.1 million, respectively. The weighted average discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to nine years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the year ended December 31, 2019. The weighted average remaining term of the Company's noncancelable operating leases is 3.71 years.

Rent expense related to the Company's operating leases was approximately $0.7 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Cash paid for amounts included in the measurement of the lease liabilities was approximately $1.5 million during the year ended December 31, 2019. The Company received approximately $0.3 million in sublease payments related to its Waltham, Massachusetts lease during the year ended December 31, 2019. Future minimum rental payments under the Company’s noncancelable operating leases at December 31, 2019 is as follows (amounts in thousands):

Year Ending December 31,
2020	$1,803
2021	805
2022	828
2023	851
2024	347
Thereafter	45
Total	$4,679
Present Value Adjustment	(533)
Lease liability at December 31, 2019	$4,146
Employment benefit plan
The Company maintains a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the years ended December 31, 2019 and 2018, the expense relating to the contributions made was $0.2 million and $0.1 million, respectively.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the Court continue the stay. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers and directors of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the Court granted leave for plaintiff to file a second amended complaint under seal and permitted defendants to file a motion to strike the second amended complaint. On December 30, 2019, the Court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. As the mediation was unsuccessful, the parties are resuming discovery. The Company believes that the amended complaint and the second amended complaint are without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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
In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, and diversion of management resources.
10. Common Stock and Convertible Preferred Stock
Common stock
In December 2019, the Company sold a total of 4,791,667 shares of its common stock pursuant to the Underwriting Agreement with the Underwriters, for total net proceeds of approximately $26.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The price to the public in this offering was $6.00 per share and resulted in the sale of 4,166,667 shares of the Company's common stock for net proceeds of approximately $23.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In addition, the Underwriters purchased an additional 625,000 shares of the Company's common stock at the public offering price of $6.00 per share pursuant to a purchase option granted to them under the Underwriting Agreement, resulting in net proceeds of approximately $3.5 million, after deducting underwriting discounts and commissions.
Upon completion of the Merger in December 2018, the Company issued shares of its common stock to Private Millendo’s stockholders, at an exchange ratio of 0.0744 shares of the Company’s common stock, for each share of Private Millendo common stock outstanding immediately prior to the Merger. In addition, the Company sold 1,230,158 shares of common stock at $16.26 per share and received $18.7 million in net proceeds. Concurrent with the Merger, the Company issued 499,504 shares upon conversion of the promissory notes (see Note 7).

In connection with the acquisition of the remaining 16.4% of Alizé, the Company issued 450,371 shares of its common-1 stock. Upon consummation of the Merger, the common-1 shares were converted into common stock on a 1:1 basis.
During the year ended December 31, 2019, stock options were exercised for 97,225 shares of common stock. During the year ended December 31, 2018, the Company issued no shares of common stock in connection with the exercise of stock options.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2019.
Convertible preferred stock
In connection with the Alizé acquisition, the Company issued 6,540,763 and 20,636,179 shares of its Series A-1 and Series B-1 preferred stock, respectively. No shares were issued and outstanding as of December 31, 2019.
The Company had Series A, Series A-1, Series B and Series B-1 convertible preferred stock, that were classified outside of stockholders’ equity (deficit) because the shares contain deemed liquidation rights that were contingent redemption features not solely within the control of the Company. As a result, all of the Company’s convertible preferred stock was classified as temporary equity.
Upon completion of the Merger in December 2018, all of the outstanding shares of the Company's convertible preferred stock were converted into an aggregate of 6,759,109 shares of common stock. As of December 31, 2019, no preferred stock was issued or outstanding.
Dividends
The holders of Series B and Series B-1 preferred stock, in preference to holders of any other class or series of the Company’s stock, were entitled to non-cumulative dividends at a rate of 8.0%, if and when declared by the Company’s board of directors. After payment to the holders of the Series B and Series B-1 preferred stock, the holders of Series A and Series A-1 preferred stock, in preference to holders of any other class or series of the Company’s stock, were entitled to non-cumulative dividends at a rate of 8.0%, if and when declared by the Company’s board of directors. In the event a dividend was declared to common stockholders, holders of Series A, Series A-1, Series B and Series B-1 preferred stock would also receive an equivalent dividend on an “as-converted” basis. No dividends were declared or paid during the years ended December 31, 2019 and 2018.
Voting
The holders of Series A, Series A-1, Series B and Series B-1 preferred stock were entitled to one vote for each share of common stock into which their shares of preferred stock may have converted and, subject to certain preferred stock class votes specified in the Company’s certificate of incorporation or as required by law, the holders of the preferred stock and common stock voted together on an as-converted basis.
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
Conversion
Each share of Series A, Series A-1, Series B, and Series B-1 preferred stock was convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. All shares of Series A, Series A-1, Series B and Series B-1 preferred stock were convertible into common stock at the affirmative election of the holders of at least a majority of the outstanding shares of preferred stock at the conversion price then in effect. The conversion price for the Series A and Series A-1 preferred stock was $1.00 and the conversion price for the Series B and Series B-1 preferred stock was $1.49776 (each subject to adjustments upon the occurrence of certain dilutive events). Upon any automatic conversion, any declared and unpaid dividends would be payable to the holders of preferred stock.
Convertible preferred stock warrants
Prior to completing the Merger in December 2018, the Company had issued warrants to purchase up to 110,000 shares of Series A preferred stock (Series A warrants) and up to 120,179 shares of Series B preferred stock (Series B warrants). The Series A warrants and Series B warrants expire in April 2024 and July 2026, respectively.
The warrants were liability classified because they were exercisable for contingently redeemable preferred stock, and the value of the warrants were remeasured at each reporting period (see Note 5). Upon completion of the Merger, the warrants automatically converted into warrants for common stock. As of December 31, 2019, there were 17,125 common stock warrants outstanding with a weighted average exercise price of $16.93 per share.
11. Stock-Based Compensation
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
The aggregate number of shares of the Company's common stock initially reserved for issuance under the 2019 Plan was 2,919,872 shares, which is the sum of (i) 534,320 new shares, (ii) the number of unallocated shares remaining available for grant under the Prior Plans as of the effective date of the 2019 Plan, and (iii) the Prior Plans' Returning Shares (as defined below), as such shares become available from time to time. The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.
The term "Prior Plans' Returning Shares" refers to the following shares of the Company's common stock subject to any outstanding stock award granted under either of the Prior Plans: shares of common stock subject to awards that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. The foregoing includes shares subject to outstanding awards under the OvaScience 2011 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

The following shares of the Company's common stock (collectively, the "2019 Plan Returning Shares") will also become available again for issuance under the 2019 Plan: (i) any shares subject to a stock award that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to a stock award that are not issued because such stock award is settled in cash; (iii) any shares issued pursuant to a stock award that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; and (iv) any shares reacquired by the Company in satisfaction of tax withholding obligations on a stock award or as consideration for the exercise or purchase price of a stock award.
The aggregate number of shares of the Company's common stock that may be issued under the 2019 ESPP is 133,580 shares, plus the number of shares of the Company's common stock that are automatically added on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.
The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. Stock-based awards issued to nonemployees are revalued until the award vests.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$1,299	$606
General and administrative	3,018	821
Total	$4,317	$1,427
Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the years ended December 31, 2019 and 2018:

	Shares	Weighted-average exercise price share	Weighted-average remaining contractual life (years)
Outstanding at January 1, 2018	703,479	$4.91	7.8
Options assumed from OvaScience Merger	423,316	78.70
Granted	776,140	15.82
Cancelled	(72,049)	16.40
Forfeited	(66,599)	8.54
Outstanding at December 31, 2018	1,764,287	26.81	8.0
Granted	1,225,901	9.73
Exercised	(97,225)	3.71
Forfeited	(394,357)	40.42
Outstanding at December 31, 2019	2,498,606	$17.18	7.7
Vested and exercisable at December 31, 2019	984,264	$26.42	5.6
Vested and expected to vest at December 31, 2019	2,498,606	$17.18	7.7
As of December 31, 2019, the unrecognized compensation cost related to 1,514,342 unvested stock options expected to vest was $9.2 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.8 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2019 was $0.7 million. There were no options exercised during the year ended December 31, 2018. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2019 was $1.2 million and $1.2 million, respectively. The options granted during the years ended December 31, 2019 and 2018, had an estimated weighted average grant date fair value of $6.74 and $9.72, respectively.
The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2019 and 2018 was determined using the methods and assumptions discussed below.
•The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of nonemployee options is equal to the contractual term.
•The expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the expected term assumption as described in SAB No. 107.
•The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•The expected dividend yield is 0% because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.
•Prior to the Merger, the Company’s common stock was not publicly traded. The Company’s board of directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Merger, the fair market value of the Company’s common stock is determined based on the closing price of its common stock on the Nasdaq Capital Market.
The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plan:

	Year Ended, December 31,	Year Ended, December 31,
	2019	2018
Expected term (in years)	6.02	6.08
Expected volatility	80%	66%
Risk-free interest rate	2.22%	2.77%
Expected dividend yield	0%	0%
Fair market value of common stock	$9.73	$15.82
At the time of the Alizé acquisition, Alizé had 6,219 non-employee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted-average exercise prices of €80.06 and €83.40, respectively. As of December 31, 2019, all BSAs and BSPCEs were vested. During the year ended December 31, 2019, 1,310 BSPCE warrants were exercised resulting in the issuance of 17,713 shares of the Company's common stock. In addition, during the year ended December 31, 2019, a total of 3,210 BSA and BSPCE warrants were forfeited. As of December 31, 2019, there were an aggregate of 95,567 shares of common stock issuable upon the exercise of the warrants with a weighted-average exercise price of $6.80 per share. These instruments are included in the equity attributable to noncontrolling interests.
12. Income Taxes
As of December 31, 2019 and 2018, the Company had approximately $298.6 million and $249.6 million of federal net operating loss carryforwards and $13.6 million and $12.2 million of research tax credit carryforwards, respectively. The net operating loss carryforwards and research tax credit carryforwards begin to expire in 2031 and 2029, respectively. As of December 31, 2019 and 2018, the Company had foreign net operating loss carryforwards of approximately $99.3 million and $105.0 million, respectively. As of December 31, 2019 and 2018, the Company had state net operating losses of $262.5 million and $249.2 million, respectively.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in Code) that could limit the Company's ability to utilize these carryforwards. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of a 5% stockholder increases by more than 50% over a three-year testing period. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financing and may in the future experience an ownership change. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryfowards may be applied against future taxes.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the federal tax rate change and other tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In connection with the Company’s adoption of the Tax Act and in consideration of SAB 118, there were no material adjustments made to the provisional amounts recognized in 2018 in connection with the enactment of the Tax Act. The accounting for the income tax effects of the Tax Act is complete as of December 31, 2018.
The components of the net deferred income tax asset as of December 31, 2019 and 2018 are as follows (amounts in thousands):

	December 31,
	2019	2018
Deferred taxes:
Net operating loss carryforwards	$96,378	$87,446
Research and development credit carryforwards	13,404	12,196
Stock-based compensation	4,107	5,209
Accruals	414	1,233
Right-of-use asset	(742)	—
Lease liability	934	—
Capitalized start-up costs	855	1,031
Other	10	936
Gross deferred tax asset	115,360	108,051
Less: valuation allowance	(115,360)	(108,051)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2019 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $7.3 million during the year ended December 31, 2019, primarily due to the generation of net operating losses and credit carryforwards during 2019.
The Company does not have unrecognized tax benefits as of December 31, 2019 and 2018, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2019	2018
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	2.4%	4.1%
Permanent differences	(1.0)%	(4.1)%
Rate change	(8.7)%	(3.3)%
Research and development credit benefit	2.7%	5.0%
Change in valuation allowance	(16.4)%	(22.7)%
Effective income tax rate	—%	—%

The Company files income tax returns in the U.S. Federal, various states and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for the Company’s 2016 to 2018 tax years. Federal and state carryforward attributes that were generated prior to the tax year ended December 31, 2016 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations remains open. The statute of limitations for assessment by the authorities in the various foreign jurisdictions in which the Company files ranges from one to five years and is open for the Company’s 2016 to 2018 tax years. There are currently no federal, state or foreign income tax audits in progress.
13. Related Party Transactions
During the year ended December 31, 2018, the Company received $8 million upon issuing convertible promissory notes to several of its existing preferred stock investors. The notes were converted in December 2018 in connection with the Merger. The Company also received gross proceeds of $21.5 million from those same investors from the sale of common stock immediately prior to the Merger.
As discussed in Note 1, the Company sold shares of its common stock in December 2019. Roche invested in the Company's December 2019 financing. One of the Company's Board members is affiliated with Roche.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of December 31, 2019. The report of Ernst & Young LLP is incorporated by reference to Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Millendo Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Millendo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Millendo Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock, redeemable noncontrolling interests and stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon.
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
Grand Rapids, Michigan
March 11, 2020

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth in our proxy statement to be filed with respect to the 2020 annual meeting of shareholders (the "Proxy Statement"), all of which is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement, all of which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our Proxy Statement, all of which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement, all of which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement, all of which is incorporated herein by reference.

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

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019, File No. 001-35890)

3.2
Third Amended and Restated Bylaws, as Amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2018, File No. 001-35890)

4.1
Specimen Stock Certificate evidencing shares of Common Stock of the Registrant (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 filed on August 29, 2012, File No. 333-183602)

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1+	OvaScience, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form 10 filed on April 11, 2012, File No. 000-54647)

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

10.8+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the OvaScience 2012 Stock Incentive Plan

10.9+	Millendo Therapeutics, Inc. 2012 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K filed on April 1, 2019, File No. 001-35890)

10.10+
Form of Stock Option Agreement under the Millendo Therapeutics, Inc. 2012 Stock Incentive Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K filed on April 1, 2019, File No. 001-35890)

10.11+
Sub Plan for French Residents to the Millendo Therapeutics, Inc. 2012 Stock Plan, as amended (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2018, File No. 001-35890)

10.12+
Form of Stock Option Agreement under the Sub Plan for French Residents to the Millendo Therapeutics, Inc. 2012 Stock Plan, as amended (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on April 1, 2019, File No. 001-35890)

10.13+	2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2019, File No. 001-35890)

10.14+
Form of Option Grant Package under 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019, File No. 001-35890)

10.15+
Form of RSU Grant Package under 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019, File No. 001-35890)

10.16+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan

10.17+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan

10.18+	2019 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2019, File No. 001-35890)

10.19+
Form of Indemnity Agreement between Millendo Therapeutics, Inc. and each of its directors and executive officers (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2018, File No. 001-35890)

10.20
Stock Purchase Agreement, by and among OvaScience, Inc., the purchasers set forth on Schedule I thereto and Millendo Therapeutics, Inc., dated November 1, 2018 (incorporated by reference from Exhibit 10.45 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.21
First Amendment to Shareholders and Option Agreement, dated September 28, 2018 (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.22
Registration Rights Agreement, by and among OvaScience, Inc. and the persons listed on Schedule A thereto, dated November 1, 2018 (incorporated by reference from Exhibit 10.46 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.23
Second Amended and Restated Investor Rights Agreement by and among Millendo Therapeutics, Inc. and certain of its stockholders, dated December 19, 2017 (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.24
First Amendment to Second Amended and Restated Investor Rights Agreement, dated October 24, 2018 (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.25
Shareholders and Option Agreement, by and between Millendo Therapeutics, Inc. and Otonnale SAS, dated December 19, 2017 (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.26
Amended and Restated Equity Distribution Agreement dated March 4, 2020, between Millendo Therapeutics, Inc., Citigroup Global Markets Inc. and SVB Leerink LLC (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2020, File No. 333-230749)

10.27
Lease Agreement, by and between Millendo Therapeutics, Inc. and 301 N. Main Street, L.L.C., dated December 31, 2015 (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.28
Lease Extension and Modification Agreement, by and between Millendo Therapeutics, Inc. and 301 N. Main Street, L.L.C., dated November 30, 2017 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.29	Lease Agreement, by and between Millendo Therapeutics, Inc. and Ann Arbor Real Estate Group, L.L.C., dated October 22, 2018

10.30
Sublease Agreement by and between OvaScience, Inc. and Axial Biotherapeutics, Inc., dated as of December 6, 2018 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2018, File No. 001-35890)

10.31
Lease Agreement, by and between Millendo Therapeutics, Inc. and Ann Arbor Real Estate Group, L.L.C., dated February 1, 2019 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2019, File No. 001-35890)

10.32
Amended and Restated Lease Extension and Modification Agreement, by and between Millendo Therapeutics, Inc. and 301 N. Main Street, L.L.C., dated February 1, 2019 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2019, File No. 001-35890)

10.33
Flex Space Agreement, dated April 11, 2019 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2019, File No. 001-35890)

10.34#
Amended and Restated License Agreement, by and between Millendo Therapeutics, Inc. and the Regents of the University of Michigan, dated November 9, 2015 (incorporated by reference from Exhibit 10.44 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.35#
License Agreement, by and among F. Hoffmann-La Roche Ltd, Hoffman-La Roche Inc. and Millendo Therapeutics, Inc., dated October 16, 2018 (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019 File No. 001-35890)

10.36
Assignment Agreement, by and among Alizé Pharma SAS (n/k/a Millendo Therapeutics SAS), Erasmus University Medical Center and the University of Turin, dated April 25, 2007 (incorporated by reference from Exhibit 10.51 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.37
Contract No. A1308020, by and between Alizé Pharma SAS (n/k/a Millendo Therapeutics SAS) and Bpifrance Financement, dated January 27, 2014 (incorporated by reference from Exhibit 10.47 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.38
Contract No. A1308020, by and between Alizé Pharma SAS (n/k/a Millendo Therapeutics SAS) and Bpifrance Financement, dated January 27, 2014 (English Translation) (incorporated by reference from Exhibit 10.48 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.39+
Amended and Restated Employment Agreement, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated June 7, 2019 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019 File No., 001-35890)

10.40+
Employment Agreement, by and between Millendo Therapeutics US, Inc. and Tamara Joseph, dated July 11, 2019 (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 13, 2019, File No. 001-35890)

10.41+
Amended and Restated Employment Agreement, by and between Millendo Therapeutics US, Inc. and Ryan Zeidan, dated August 16, 2019 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 13, 2019, File No. 001-35890)

10.42+
Amended and Restated Employment Agreement between Louis Arcudi III and Millendo Therapeutics US, Inc., dated as of June 19, 2019 (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019, File No. 001-35890)

10.43+	Employment Agreement between Christophe Arbet-Engels and Millendo Therapeutics US, Inc., dated as of February 5, 2020

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

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
_______________________________________
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

MILLENDO THERAPEUTICS, INC.
	By:	/s/ Julia C. Owens, Ph.D.
March 11, 2020		Julia C. Owens, Ph.D. President and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julia C. Owens and Louis Arcudi III, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Millendo Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Julia C. Owens, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020
Julia C. Owens, Ph.D.

/s/ Louis Arcudi III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020
Louis Arcudi III

/s/ Carol Gallagher, Pharm.D.	Chairperson of the Board of Directors	March 11, 2020
Carol Gallagher, Pharm.D.

/s/ Habib Dable	Director	March 11, 2020
Habib Dable

/s/ Mary Lynne Hedley, Ph.D.	Director	March 11, 2020
Mary Lynne Hedley, Ph.D.

/s/ James Hindman	Director	March 11, 2020
James Hindman

/s/ John P. Howe, III, M.D.	Director	March 11, 2020
John P. Howe, III, M.D.

/s/ Geoff Nichol, M.B., Ch.B., M.B.A.	Director	March 11, 2020
Geoff Nichol, M.B., Ch.B., M.B.A.

/s/ Carole Nuechterlein, J.D.	Director	March 11, 2020
Carole Nuechterlein, J.D.