Form 10-Q
period 2020-03-31
Millendo Therapeutics, Inc.
filed 2020-05-08
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 001-35890
_____________________________________________________________________
Millendo Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________________________________

Delaware	45-1472564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 Miller Avenue, Suite 100 Ann Arbor, Michigan	48104
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 845-9000
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_____________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MLND	The Nasdaq Capital Market, LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2020 was 18,999,701.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our plans, estimates and beliefs and include, but are not limited to, statements about our plans to develop and commercialize our product candidates; the progress and timing of our ongoing and planned clinical trials for our product candidates, including the timing of an interim data readout from our Phase 2b clinical study of nevanimibe in congenital adrenal hyperplasia (“CAH”), the potential and timing for a neurokinin 3 receptor antagonist (MLE-301) as a potential treatment of vasomotor symptoms to enter clinical trials; the impact of our discontinuation of the development of livoletide as a potential treatment of patients with Prader-Willi syndrome (“PWS”); the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the impact of the COVID-19 pandemic on our business, preclinical studies and clinical development programs and timelines, our financial condition and results of operations; and our estimates regarding future revenue, if any, future expenses, the funding of our operations, including whether our existing cash, cash equivalents and restricted cash will be sufficient to fund our current operating plans into 2022, as well as our future capital requirements and needs for additional financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MILLENDO THERAPEUTICS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$58,007	$62,478
Short-term restricted cash	870	1,034
Prepaid expenses and other current assets	4,211	6,344
Refundable tax credit	1,536	1,276
Total current assets	64,624	71,132
Operating lease right-of-use assets	2,866	3,331
Other assets	555	507
Total assets	$68,045	$74,970
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$258	$208
Accounts payable	2,773	1,495
Accrued expenses	6,738	9,066
Operating lease liabilities — current	1,442	1,751
Total current liabilities	11,211	12,520
Debt, net of current portion	110	168
Operating lease liabilities	2,078	2,395
Other liabilities	7	16
Total liabilities	13,406	15,099
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 18,998,252 and 18,266,545 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	19	18
Additional paid-in capital	274,340	267,018
Accumulated deficit	(220,652)	(208,654)
Accumulated other comprehensive income	123	165
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	53,830	58,547
Equity attributable to noncontrolling interests	809	1,324
Total stockholders’ equity	54,639	59,871
Total liabilities and stockholders’ equity	$68,045	$74,970
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$7,540	$6,204
General and administrative	4,595	4,453
Loss from operations	12,135	10,657
Other expenses:
Interest expense (income), net	$(162)	$(315)
Other loss	25	24
Net loss	$(11,998)	$(10,366)
Net loss per share of common stock, basic and diluted	$(0.65)	$(0.78)
Weighted-average shares of common stock outstanding, basic and diluted	18,448,507	13,357,999
Other comprehensive income (loss):
Foreign currency translation adjustment	$(42)	$(9)
Comprehensive loss	$(12,040)	$(10,375)
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	18,266,545	$18	$267,018	$(208,654)	$165	$58,547	$1,324	$59,871
Issuance of common stock, net of issuance costs	719,400	1	5,649	—	—	5,650	—	5,650
Exercise/forfeiture of BSPCE warrants	12,307	—	593	—	—	593	(515)	78
Stock-based compensation expense	—	—	1,080	—	—	1,080	—	1,080
Foreign currency translation adjustment	—	—	—	—	(42)	(42)	—	(42)
Net income (loss)	—	—	—	(11,998)	—	(11,998)	—	(11,998)
Balance at March 31, 2020	18,998,252	$19	$274,340	$(220,652)	$123	$53,830	$809	$54,639

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at Balance at Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Stock-based compensation expense	—	—	939	—	—	939	—	939
Foreign currency translation adjustment	—	—	—	—	(9)	(9)	—	(9)
Net income (loss)	—	—	—	(10,366)	—	(10,366)	—	(10,366)
Balance at March 31, 2019	13,357,999	$13	$235,815	$(174,452)	$139	$61,515	$2,171	$63,686

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(11,998)	$(10,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37	8
Stock-based compensation expense	1,080	939
Amortization of right-of-use asset	243	76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,807	(162)
Other assets	(1)	(59)
Accounts payable	1,329	398
Accrued expenses and other liabilities	(2,255)	(1,291)
Operating lease liabilities	(403)	(144)
Cash used in operating activities	(10,161)	(10,601)
Investing activities:
Purchase of property and equipment	(26)	(10)
Proceeds from sale of marketable securities	—	2,986
Cash (used in) provided by investing activities	(26)	2,976
Financing activities:
Repayment of debt	—	(45)
Payment of financing costs	(197)	(15)
Proceeds from the issuance of common stock, net of issuance costs	5,718	—
Proceeds from option and warrant exercises	78	—
Repayment of principal on finance lease	(10)	—
Cash provided by (used in) financing activities	5,589	(60)
Effect of foreign currency exchange rate changes on cash	(37)	(14)
Net decrease in cash, cash equivalents and restricted cash	(4,635)	(7,699)
Cash, cash equivalents and restricted cash at beginning of period	63,512	73,770
Cash, cash equivalents and restricted cash at end of period	$58,877	$66,071
Supplemental schedule of non-cash investing and financing activities:
Financing costs in accounts payable and accrued expenses	$68	$60
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Notes to Unaudited Interim Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Millendo Therapeutics, Inc. (the “Company”), a Delaware corporation, together with its subsidiaries, is a clinical stage biopharmaceutical company primarily focused on developing novel treatments for endocrine diseases where current therapies do not exist or are insufficient. The Company seeks to leverage its understanding of recent biological discoveries in endocrinology to continue to advance and build its pipeline in order to improve the lives of patients.
The Company is currently developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia, (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company also has a neurokinin 3-receptor (NK3R) antagonist (MLE-301) in its research and development pipeline, which it plans to develop as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. The Company is actively pursuing additional pipeline assets in treatment areas where it has knowledge and experience in developing drug product candidates. The Company seeks to identify assets that complement its current portfolio.
The Company had been developing livoletide (AZP-531) as a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company elected to discontinue the development of livoletide as a potential treatment for PWS in April 2020 based upon results from its Phase 2b trial.
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
Liquidity
The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. As of March 31, 2020, the Company had cash, cash equivalents and restricted cash of $58.9 million and an accumulated deficit of $220.7 million.
In December 2019, the Company sold a total of 4,791,667 shares of its common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and SVB Leerink LLC, as representatives of the several underwriters named herein (the “Underwriters”), for total net proceeds of approximately $26.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The price to the public in this offering was $6.00 per share and resulted in the sale of 4,166,667 shares of the Company's common stock for net proceeds of approximately $23.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In addition, the Underwriters purchased an additional 625,000 shares of the Company's common stock at the public offering price of $6.00 per share pursuant to a purchase option granted to them under the Underwriting Agreement, resulting in net proceeds of approximately $3.5 million, after deducting underwriting discounts and commissions.
In April 2019, the Company entered into an “at-the-market” (“ATM”) equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows the Company to sell its common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, the Company amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, the Company sold 719,400 shares of its common stock under its ATM equity distribution agreement for net proceeds of approximately $5.7 million.

The Company will require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities and to obtain regulatory approval for or to commercialize its product candidates. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved drugs. The regulatory approval and market acceptance of the Company’s proposed future products (if any), length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents and restricted cash at March 31, 2020 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.
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
Unaudited Interim Consolidated Financial Statements
The Company has prepared the accompanying unaudited Interim Consolidated Financial Statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited Interim Consolidated Financial Statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The accompanying unaudited Interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 11, 2020. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except as noted below:
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

The Company anticipates that the COVID-19 pandemic will have an impact on clinical and preclinical development activities. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will have an impact on clinical and preclinical development activities. The extent to which the COVID-19 pandemic impacts the Company’s business, its preclinical and clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates, loss of single source suppliers or failure to comply with manufacturing regulations, identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects its business and results of operations, the Company may also have the effect of heightening many of the other risks and uncertainties discussed above.

Net loss per share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as restricted stock and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted-average number of shares of common stock remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (amounts shown as common stock equivalents):

	March 31,
	2020	2019
Stock options	3,340,732	2,381,288
Common stock warrants	17,125	17,125
BSA and BSPCE warrants	58,415	156,719
	3,416,272	2,555,132
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. This standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption was permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief, which amends ASU 2016-13 by providing entities with an option to irrevocably elect the fair value option to be applied on an instrument-by-instrument basis for eligible financial instruments that are within the scope of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which finalized effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses, leases, and hedging standards. Also, in November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which provides clarity about certain aspects of the amendments in ASU 2016-13. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and requires a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
3. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$51,585	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$59,382	$—	$—

4. Accrued Expenses
Accrued expenses consist of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Compensation and related benefits	$760	$2,042
Professional fees	2,266	2,929
Preclinical and clinical costs	2,129	1,820
Insurance premiums	831	1,423
Other	752	852
Total	$6,738	$9,066

5. Debt
Bpifrance Reimbursable Advance
In December, 2017, in connection with its acquisition of Alizé Pharma SAS (“Alizé”), the Company assumed €0.7 million of debt that Alizé had outstanding with Bpifrance Financing (“Bpifrance”). The original advance amount of €0.8 million (“the Bpifrance Advance”) was provided to Alizé as an innovation aid that required Alizé to carry out certain activities related to its livoletide clinical development program and incur a certain level of program expenditures. No interest is charged or accrued under the advance.
The Company is required to make quarterly principal payments, which began in December 2016 and continue through September 2021. The quarterly principal payments escalate over the repayment period beginning with €17,500 per quarter and increasing to €50,000 through maturity. In addition to the quarterly payments, beginning January 1, 2016, Bpifrance may require the Company to pay, by no later than March 31 of each year, a reimbursement annuity equal to 20% of the proceeds generated by the Company from license, assignment or use of livoletide. Under no circumstance, however, would the Company be required to reimburse to Bpifrance principal amounts greater than the original advance it received.
The Company is permitted to repay the Bpifrance Advance at any time, at which point it would be released from all commitments and obligations under the Bpifrance Advance agreement. The Bpifrance Advance agreement does not contain any ongoing financial covenants.
During the three months ended March 31, 2020 the Company made no principal payments due to the fact that in April 2020, Bpifrance provided a six month deferral of principal payments to support businesses as a result of the COVID-19 pandemic. During the three months ended March 31, 2019, the Company made principal payments of $45,000. At March 31, 2020, the balance outstanding was $0.4 million (or €0.3 million).
6. Commitments and Contingencies
Operating Leases
The Company has noncancellable operating leases for office and laboratory space which have remaining lease terms between approximately six months and four years. In connection with privately-held Millendo Therapeutics, Inc.'s merger with OvaScience, Inc. in December 2018 (the “Merger”), the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The sublease commenced on January 15, 2019 and expires in November 2020. The total minimum sublease rentals to be received under the Waltham, Massachusetts agreement is $0.6 million. The remaining sublease rentals to be received as of March 31, 2020 is $0.2 million. In February 2019 and October 2018, the Company entered into two additional noncancellable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts and that lease expires on September 30, 2020. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants. In January 2020, the Company terminated its office lease agreement in Lyon, France.
As of March 31, 2020, the operating lease ROU asset and the operating lease liabilities were $2.9 million and $3.5 million, respectively. The weighted average discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to ten years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three months ended March 31, 2020. The weighted average remaining term of the Company’s noncancellable operating leases is 3.48 years.
Rent expense related to the Company's operating leases was approximately $231,000 and $67,000 for the three months ended March 31, 2020 and 2019, respectively. The Company recognizes rent expense on a straight-lined basis over the lease period and has accrued for rent expense incurred but not yet paid. Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.5 million and $0.2 million and the Company received approximately $87,000 and $71,000 in sublease payments related to its Waltham, Massachusetts lease during the three months ended March 31, 2020 and 2019, respectively.

Future minimum rental payments under the Company’s noncancellable operating leases at March 31, 2020 is as follows (amounts in thousands):

2020 (excluding the three months ended March 31, 2020)	$1,293
2021	760
2022	783
2023	806
2024	302
Thereafter	—
Total	$3,944
Present Value Adjustment	(424)
Lease liability at March 31, 2020	$3,520
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the Court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers and directors of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the Court granted leave for plaintiff to file a second amended complaint under seal and permitted defendants to file a motion to strike the second amended complaint. On December 30, 2019, the Court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. As the mediation was unsuccessful, the parties are resuming discovery, and the Company filed a motion to strike the second amended complaint on May 1, 2020. The Company believes that the amended complaint and the second amended complaint are without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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

On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, and diversion of management resources.
7. Stock-Based Compensation
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
The aggregate number of shares of the Company's common stock initially reserved for issuance under the 2019 Plan was 2,919,872 shares, which is the sum of (i) 534,320 shares, (ii) the number of unallocated shares remaining available for grant under the Prior Plans as of the effective date of the 2019 Plan, and (iii) the Prior Plans' Returning Shares (as defined below), as such shares become available from time to time. The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.
The term “Prior Plan's Returning Shares” refers to the following shares of the Company's common stock subject to any outstanding stock award granted under either of the Prior Plans: shares of common stock subject to awards that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. The foregoing includes shares subject to outstanding awards under the OvaScience 2011 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.
The following shares of the Company's common stock under the 2019 Plan (collectively, the “2019 Plan Returning Shares”) will also become available again for issuance under the 2019 Plan: (i) any shares subject to a stock award that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, (ii) any shares subject to a stock award that are not issued because such stock award is settled in cash; (iii) any shares issued pursuant to a stock award that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; and (iv) any shares reacquired by the Company in satisfaction of tax withholding obligations on a stock award or as consideration for the exercise or purchase price of a stock award.
The aggregate number of shares of the Company's common stock that may be issued under the 2019 ESPP is 133,580 shares, plus the number of shares of the Company's common stock that are automatically added on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by the lesser of (i) 1% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or (ii) 133,580 shares of the Company's common stock, unless a lesser number of shares is determined by the Board. Pursuant to the terms of the 2019 Employee Stock Purchase Plan, an additional 133,580 shares were added to the number of available shares effective January 1, 2020.
The Company measures employee and nonemployee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$300	$423
General and administrative	780	516
Total	$1,080	$939
Stock options
Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the three months ended March 31, 2020:

	Shares	Weighted average exercise price per share	Weighted-average remaining contractual life (years)
Outstanding at December 31, 2019	2,498,606	$17.18	7.7
Granted	857,875	7.72
Forfeited	(15,749)	14.65
Outstanding at March 31, 2020	3,340,732	$14.76	8.0
Vested and exercisable at March 31, 2020	1,230,674	$23.08	5.8
Vested and expected to vest at March 31, 2020	3,340,732	$14.76	8.0
As of March 31, 2020, the unrecognized compensation cost related to 2,110,058 unvested stock options expected to vest was $12.5 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.0 years. There were no options exercised during the three months ended March 31, 2020. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2020 was $0.6 million and $0.6 million, respectively. The options granted during the three months ended March 31, 2020 had an estimated weighted-average grant date fair value of $5.21. There were 705,133 options granted during the three months ended March 31, 2019 at an estimated weighted-average fair value of $6.45. The grant date fair value of each option grant was estimated during the three months ended March 31, 2020 and 2019 using the following assumptions within the Black-Scholes option-pricing model:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expected term (in years)	6.08	6.05
Expected volatility	78%	80%
Risk-free interest rate	1.36%	2.55%
Expected dividend yield	0%	0%
At the time of the Alizé acquisition, Alizé had 6,219 nonemployee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted-average exercise prices of €80.06 and €83.40, respectively. As of March 31, 2020, all BSA and BSPCE warrants were vested. During the three months ended March 31, 2020, 910 BSPCE warrants were exercised resulting in the issuance of 12,307 shares of the Company’s common stock. In addition, during the three months ended March 31, 2020, a total of 1,836 BSA and BSPCE warrants were forfeited. As of March 31, 2020, there were an aggregate of 58,415 shares of common stock issuable upon the exercise of the BSA and BSPCE warrants with a weighted-average exercise price of $7.02 per share. These instruments are included in the equity attributable to noncontrolling interests.
8. Subsequent Events
As discussed in Note 1, in April 2020, the Company elected to discontinue the development of livoletide as a potential treatment for PWS based upon results from its Phase 2b trial. The Company is in the process of estimating the amounts expected to be incurred in connection with the discontinuation of the PWS program.

In connection with the discontinuation of the livoletide program in PWS, the Company is currently evaluating its business strategy to prioritize and allocate resources towards the advancement of its current product candidates and potential future pipeline assets. In an effort to streamline costs, the Company is also in the process of eliminating employee positions representing approximately 30% of its prior headcount, with the majority of the reduction in personnel completed in April 2020. The Company estimates that it will incur one-time costs of approximately $1.0 million in the form of termination benefits related to this plan in the second quarter of 2020.

Subsequent events were evaluated through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Interim Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical stage biopharmaceutical company primarily focused on developing novel treatments for endocrine diseases where current therapies do not exist or are insufficient. We seek to leverage our understanding of recent biological discoveries in endocrinology to continue to advance and build our pipeline in order to improve the lives of patients. We are currently developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), and we are also developing a neurokinin 3-receptor (NK3R) antagonist (MLE-301) as a potential treatment of vasomotor symptoms (“VMS”) in menopausal women. We are actively pursuing additional pipeline assets in treatment areas where we have knowledge and experience in developing drug product candidates. We seek to identify assets that complement our current portfolio.
CAH is a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female patients with CAH can experience hirsutism, infertility and menstrual irregularity, and male patients with CAH can experience testicular atrophy, infertility and testicular tumors. It is often difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2a clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018. Due to the COVID-19 pandemic, new patients are not being actively enrolled in the open-label Phase 2b study. We expect to conduct an interim review of the dataset for enrolled patients by the third quarter of 2020.
VMS is commonly known as hot flashes and night sweats, in menopausal women. The sensations of heat and/or perspiration associated with VMS can occur frequently, generally last several minutes, and are often preceded or followed by sensations of cold and/or shivering. VMS interfere with the lives of affected women in a number of ways, including disrupting patients’ ability to sleep and concentrate and causing anxiety and depression. VMS are experienced by up to 70% of women as they advance through menopause. We believe that approximately 20 million women in the United States experience VMS at any given time and that these patients are motivated to seek medical treatment for relief. MLE-301 is currently in preclinical studies designed to enable first-in-human clinical studies, which we expect to initiate in the second half of 2020.
We had been developing livoletide (AZP-531) as a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. We elected to discontinue the development of livoletide as a potential treatment for PWS in April 2020 based upon results from the Phase 2b trial.
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $12.0 million and $10.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $220.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
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

Recent Developments
Discontinuation of development of livoletide for the treatment of Prader-Willi syndrome (PWS)
As we previously announced, we elected in April 2020 to discontinue the development of livoletide as a potential treatment for PWS, including the 9-month extension study and the initiation of the Phase 3 ZEPHYR trial. The decision to discontinue the PWS program was based on results from the Phase 2b ZEPHYR study, which showed that treatment with livoletide did not result in a statistically significant improvement in hyperphagia and food-related behaviors as measured by the Hyperphagia Questionnaire for Clinical Trials compared to placebo.
In connection with the discontinuation of the livoletide program in PWS, we are currently evaluating our business strategy to prioritize and allocate resources towards the advancement of current product candidates and potential future pipeline assets. In an effort to streamline costs, we are also in the process of eliminating employee positions representing approximately 30% of our prior headcount, with the majority of the reduction in personnel completed in April 2020.
Nevanimibe for the treatment of classic congenital adrenal hyperplasia (CAH)
The Phase 2b clinical study of nevanimibe for the treatment of CAH is an open-label, intra-subject dose-escalation trial designed to enroll a total of 10 or more patients with CAH for each of the two distinct cohorts of patients, across approximately 10 to 12 sites. Due to the COVID-19 pandemic, new patients are not being actively enrolled in the study, and we may experience a disruption or delay in our ability to assess already-enrolled patients. We expect to conduct an interim review of the dataset for enrolled patients by the third quarter of 2020.
COVID-19 Business Update
With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While we are experiencing limited financial impacts from the pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our global workforce transitioned to working remotely. We are currently preparing plans to allow employees to return to the office, which will be based on a phased approach that is principles-based, flexible and local in design, with a focus on patient continuity, employee safety and optimal work environment.
Supply Chain
We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We currently expect to have adequate global supply of nevanimibe to support our ongoing Phase 2b trial and of MLE-301 to support our ongoing preclinical studies. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to conduct clinical and preclinical trials.
Clinical Development
With respect to clinical development, we have taken measures to implement remote and virtual approaches, including remote patient monitoring and home delivery of drug treatments where possible, to maintain patient safety and trial continuity and to preserve study integrity. For our ongoing Phase 2b clinical trial of nevanimibe, we are experiencing, and expect to continue to experience, a disruption or delay in our ability to enroll and assess patients. As the COVID-19 pandemic continues, we anticipate an impact on our ability to initiate trial sites and maintain patient enrollment. We could also see an impact on our ability to acquire supplies of study drug, report trial results or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Regulatory Activities
We have not experienced, to date, any delays with respect to regulatory reviews or interactions with regulatory authorities as a result of the COVID-19 pandemic. Neither the U.S. Food and Drug Administration (the "FDA"), or other regulatory authorities such as the European Medicines Agency (the "EMA"), has notified us of any COVID-19-related delays in reviews impacting our clinical or preclinical programs. However, it is possible that we could experience delays in the timing of regulatory reviews or interactions with the FDA, EMA, or other regulatory authorities due to, for example, absenteeism by governmental employees or the diversion of regulators' efforts and attention to approval of other therapeutics or other activities related to COVID-19.
Corporate Development
With our strong cash balance, including net proceeds of approximately $5.7 million in March 2020 from the sale of 719,400 shares of our common stock under our “at-the-market” equity distribution agreement with Citigroup Global Markets Inc. and SVB Leerink LLC, we anticipate having sufficient liquidity to make strategic investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and restricted cash as of March 31, 2020 will fund our planned operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Other Financial and Corporate Impacts
While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. In addition, all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely, which may make us more vulnerable to cyberattacks or other incidents. To date, we have not experienced any increase to cyberattacks or other incidents.
Components of Our Results of Operations
Research and development expense
Research and development expense consists primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:
•personnel expenses, including salaries, benefits and stock-based compensation expense;
•costs of funding research performed by third-parties, including pursuant to agreements with contract research organizations, (“CROs”), as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
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
The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Livoletide expenses	$4,846	$3,003
Nevanimibe expenses	252	818
MLE-301 expenses	430	—
Personnel expenses	1,774	1,879
Other expenses	238	504
Total	$7,540	$6,204
We expect our research and development costs related to livoletide will decrease significantly due to our decision to discontinue the program based on results from the Phase 2b ZEPHYR study in PWS. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of nevanimibe or MLE-301. We are also unable to predict when, if ever, material net cash inflows may commence from sales of nevanimibe, MLE-301 or any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:
•the ongoing COVID-19 pandemic, including the potential impact on various aspects and stages of the clinical development process;
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

We may never succeed in obtaining regulatory approval for nevanimibe, MLE-301 or any future product candidates we may develop. Product candidates in later stages of clinical development, like nevanimibe, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.
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
Interest expense (income), net
Interest income represents amounts earned on our cash, cash equivalents and restricted cash balances.
Results of operations
Comparison of the three months ended March 31, 2020 and 2019
The following table summarizes our operating results for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change
	(dollars in thousands)
Operating expenses:
Research and development	$7,540	$6,204	$1,336	21.5%
General and administrative	4,595	4,453	142	3.2
Loss from operations	12,135	10,657	1,478	13.9
Other expenses:
Interest expense (income), net	(162)	(315)	153	(48.6)
Other loss	25	24	1	4.2
Net loss	$(11,998)	$(10,366)	$(1,632)	15.7%

Research and development expense
Research and development expense increased by $1.3 million to $7.5 million for the three months ended March 31, 2020 from $6.2 million for the three months ended March 31, 2019. The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(dollars in thousands)
Preclinical and clinical development expense	$5,528	$4,093	$1,435	35.1%
Compensation expense, other than stock-based compensation	1,474	1,456	18	1.2
Stock-based compensation expense	300	423	(123)	(29.1)
Other expenses	238	232	6	2.6
Total research and development expense	$7,540	$6,204	$1,336	21.5%
The increase in total research and development expense is attributable to:
•a $1.4 million increase in preclinical and clinical development expense mainly related to the development of livoletide; and
•a $0.1 million decrease in stock-based compensation expenses primarily related to certain changes in headcount.

General and administrative expense
General and administrative expense increased by $0.1 million to $4.6 million for the three months ended March 31, 2020 from $4.5 million for the three months ended March 31, 2019. The increase was primarily due to a $0.8 million increase in compensation and stock-based compensation expense as a result of an increase in our general and administrative headcount and changes to compensation arrangements. These increases were partially offset by a decrease of $0.7 million in professional fees primarily as a result of lower legal and accounting fees incurred as compared to the prior period. Legal and accounting fees were higher in the first quarter of 2019 due to administrative and other activities following our merger with OvaScience, Inc. in December 2018 (the “Merger”).
Interest income, net
Interest income, net decreased by $0.1 million to $0.2 million net interest income for the three months ended March 31, 2020 from net interest income of $0.3 million for the three months ended March 31, 2019. The change was primarily due to lower interest income received as a result of lower cash and cash equivalent and marketable securities balances.
Other loss
Other loss increased by $1,000 to $25,000 for the three months ended March 31, 2020 from $24,000 for the three months ended March 31, 2019 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Cash flows
The following table sets forth the primary uses of cash and cash equivalents for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(10,161)	$(10,601)
Net cash (used in) provided by investing activities	(26)	2,976
Net cash provided by (used in) financing activities	5,589	(60)
Effect of foreign currency exchange rate changes on cash	(37)	(14)
Net decrease in cash, cash equivalents and restricted cash	$(4,635)	$(7,699)
Operating activities
During the three months ended March 31, 2020, we used $10.2 million of cash to fund operating activities. During the three months ended March 31, 2020, cash used in operating activities reflected our net loss of $12.0 million and a net change in operating assets and liabilities of $0.5 million, offset by non-cash charges of $1.4 million, principally related to stock-based compensation and the amortization of our right-of-use ("ROU") assets.
During the three months ended March 31, 2019, we used $10.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $10.4 million and a net increase in operating assets and liabilities of $1.3 million, offset by non-cash charges of $1.0 million, principally related to stock-based compensation.
Investing activities
During the three months ended March 31, 2020, we paid $26,000 in purchases of property and equipment. During the three months ended March 31, 2019, we received $3.0 million in net proceeds from the sale of marketable securities and paid $10,000 in purchases of property and equipment.

Financing activities
During the three months ended March 31, 2020, we received proceeds of $5.7 million received from the issuance of common stock, net of issuance costs paid. See Note 1 of our Unaudited Interim Consolidated Financial Statements for additional information related to the issuance of common stock. These proceeds were offset by $0.2 million in the payment of financing costs. During the three months ended March 31, 2019, we used cash of $45,000 in principal loan repayments and $15,000 in the payment of financing costs.
Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
In April 2019, we entered into an “at-the-market” (“ATM”), equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows us to sell our common shares through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of its common stock under our ATM equity distribution agreement for net proceeds of approximately $5.7 million.
As of March 31, 2020, we had cash, cash equivalents and restricted cash of $58.9 million, which we believe are sufficient to fund our planned operations into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue regulatory approval and the commercialization of our current and future product candidates.
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
Contractual Obligations and Commitments
In January 2020, we terminated our office lease agreement in Lyon, France.
During the three months ended March 31, 2020, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Other than as described under Note 2 to our Unaudited Interim Consolidated Financial Statements, the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020, have not materially changed.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

PART II
Item 1.  Legal Proceedings
On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the Court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers and directors of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the "Dahhan Action"). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. We filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, we answered the amended complaint. On December 9, 2019, the Court granted leave for plaintiff to file a second amended complaint under seal and permitted defendants to file a motion to strike the second amended complaint. On December 30, 2019, the Court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. As the mediation was unsuccessful, the parties are resuming discovery, and the Company filed a motion to strike the second amended complaint on May 1, 2020. We believe that the amended complaint and the second amended complaint are without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17-cv-11382-IT (D. Mass.)) against OvaScience, as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duty, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and corporate waste. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. We do not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.  Risk Factors
You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $27.2 million and $44.6 million for the years ended December 31, 2018 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $220.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of nevanimibe, a current product candidate, and livoletide, which we discontinued the development of as a potential treatment of patients with PWS in April 2020, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:
•continuing the ongoing and planned clinical development of nevanimibe;
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
In order to become and remain profitable, we will need to develop and eventually commercialize, on our own or with collaborators, one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of nevanimibe and MLE-301, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue from product sales or achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (the "FDA"), or other regulatory authorities such as the European Medicines Agency (the "EMA"), to amend existing studies or trials, to perform studies and trials in addition to those currently expected, or if there are any delays in the development or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborations, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, nevanimibe, MLE-301 and any additional product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our or any future collaborators’ success in:
•timely and successful completion of development activities of our current product candidates;
•obtaining and maintaining regulatory and marketing approvals for nevanimibe, MLE-301 and any future product candidates for which we successfully complete clinical trials;
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
•developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for nevanimibe, MLE-301 or any future product candidates that are compliant with current good manufacturing practices, or cGMP;
•establishing and maintaining supply and manufacturing relationships with third-parties that can provide an adequate amount and quality of drugs and services to support our planned clinical development, as well as the market demand for nevanimibe, MLE-301 and any future product candidates, if approved;
•obtaining market acceptance, if and when approved, of nevanimibe, MLE-301 or any future product candidates as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop, and if approved, commercialize, nevanimibe and MLE-301. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.
As of March 31, 2020, our cash, cash equivalents and restricted cash were $58.9 million. Our existing cash, cash equivalents and restricted cash are currently expected to be sufficient to fund our current operating plans into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, including the short- and long-term effects of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our business. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.
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
We may be required to make payments under licenses applicable to nevanimibe and MLE-301.
We have certain milestone and royalty payments related to nevanimibe and MLE-301. We acquired worldwide, exclusive rights to nevanimibe pursuant to our license agreement with the Regents of the University of Michigan (the "University of

Michigan"), entered into in June 2013 (the "UM License Agreement"). Under the terms of the UM License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to nevanimibe, as well as other material obligations. We acquired worldwide, exclusive rights to MLE-301 pursuant to a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, "Roche," and such agreement, the "Roche License Agreement."). Under the terms of the Roche License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to MLE-301, as well as other material obligations. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third-parties to develop and commercialize MLE-301. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.
We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with respect to our own product candidates for additional indications and other product candidates or diseases that later prove to have greater commercial potential. Our resource allocation decisions may ultimately not result in successful clinical development programs and may cause us to fail to capitalize on other viable product candidates, commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we discontinued the development of livoletide as a potential treatment of patients with PWS after receiving results from the Phase 2b trial in April 2020.
Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through sale, collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights, which could materially adversely affect our business operations and financial condition.
Risks Related to Development and Commercialization
Our future success is dependent on the successful clinical development, regulatory approval and subsequent commercialization of nevanimibe, MLE-301 and any future product candidates. If we are not able to obtain the required regulatory approvals, we will not be able to commercialize our current or future product candidates and our ability to generate revenue will be adversely affected.
We do not have any drugs that have received regulatory approval and may never be able to develop marketable product candidates. An inability to effectively commercialize our product candidates and to maximize their potential where possible through successful research and development activities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, could have an adverse effect on our business, financial condition, results of operations and growth prospects.

We expect that a substantial portion of our efforts and expenses for the foreseeable future will be devoted to the clinical development of nevanimibe and MLE-301 and, as a result, our business currently depends heavily on the successful development, regulatory approval and commercialization of nevanimibe and MLE-301. We cannot be certain that nevanimibe or MLE-301 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar foreign regulatory authorities. Failure to obtain regulatory approval for nevanimibe or MLE-301 in the United States or other jurisdictions will prevent us from commercializing and marketing nevanimibe and MLE-301.
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

Furthermore, even if we obtain regulatory approval for nevanimibe or MLE-301, we will still need to develop a commercial infrastructure, or otherwise develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we, or our collaborators, are unable to successfully commercialize nevanimibe or MLE-301, we may not be able to generate sufficient revenue to continue our business.
Preclinical studies or earlier clinical trials are not necessarily predictive of future results and the results of our clinical trials may not support our nevanimibe or MLE-301 claims.
Nevanimibe is still in development and will require additional clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. MLE-301 is currently in preclinical studies but will also require clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for nevanimibe or MLE-301 for the treatment of the indications we are pursuing or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of nevanimibe or MLE-301, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of nevanimibe and MLE-301 for the indications we are pursuing will take the next several years to complete. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, we discontinued the development of livoletide as a potential treatment of patients with PWS after receiving results from the Phase 2b trial in April 2020. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. For example, and as previously disclosed, in our Phase 2 clinical trial for the treatment of Cushing’s syndrome ("CS"), we experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we discontinued this Phase 2 clinical trial in August 2019 and suspended development of nevanimibe for the treatment of CS. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications.
Success in preclinical testing and early clinical trials does not ensure that later and/or pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. For example, we expended substantial time and resources on a previous product candidate, MLE4901, an NK3R antagonist, which we ceased developing in 2017 due to concerns relating to elevated liver enzymes observed in clinical trials that weren’t observed in preclinical testing or early clinical trials. Our approach to targeting endocrine diseases where current therapies do not exist or are insufficient, is novel and unproven, and as such, the cost and time needed to develop nevanimibe and MLE-301 is difficult to predict and our efforts may not be successful. If we do not observe favorable results in future or planned clinical trials of nevanimibe or MLE-301, we may decide to delay or abandon development of nevanimibe or MLE-301, which could harm our business, financial condition and results of operations. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Before obtaining marketing approval from regulatory authorities for the sale of nevanimibe, MLE-301 and any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indication. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process;

•significant reprioritization and diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
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
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;
•failure to manufacture sufficient quantities of a product candidate for use in clinical trials;
•inability to monitor patients adequately during or after treatment; and
•inability or unwillingness of medical investigators to follow our clinical protocols.
Further, we, the FDA, an institutional review board, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, for example, the FDA’s good clinical practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our investigational new drug, or IND, application or other submissions, or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our current and future product candidates could be harmed, and our ability to generate revenue from our current or future product candidates, once approved, may be delayed or eliminated. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
Due to the COVID-19 pandemic, for nevanimibe, we have experienced a disruption in our ability to enroll and assess patients in our Phase 2b study, and enrollment in the study is currently paused. For our trials of nevanimibe or MLE-301, we may in the future experience additional disruptions or delays in our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, acquire supplies of study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, some patients may not be able to comply with clinical trial protocols if quarantines or shelter-in-place orders impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. In light of the ongoing COVID-19 pandemic, we have taken measures to implement remote and virtual approaches to clinical development, including remote patient monitoring and home delivery of drug treatments where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for our current product candidates or any future product candidates that we may develop.
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials, including our Phase 2b clinical trial of nevanimibe in patients with CAH and planned clinical trial for MLE-301, depends on many factors, including: the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same disease, the proximity of patients to clinical sites and the eligibility criteria for the trials, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will drop out of the trials before completion.
Patient enrollment may also be affected by the ongoing COVID-19 pandemic due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols. For example, enrollment in the Phase 2b study of nevanimibe for patients with CAH is currently paused as a result of the COVID-19 pandemic. While we have taken measures to implement remote and virtual approaches to clinical development, including remote patient monitoring and home delivery of drug treatments where possible, we cannot at this time fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, acquire supplies of study drug and report trial results.

The competitive nature of clinical trials in the pharmaceutical and biotechnology industries may make it difficult for us to recruit a sufficient number of patients to complete any of our clinical trials or may increase costs. We may not be able to initiate or continue to support clinical trials of our product candidates for one or more indications, or any future product candidates, if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, in our Phase 2 clinical trial for CS we experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and suspended development of nevanimibe for the treatment of CS. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive or impractical to complete.

Furthermore, any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop nevanimibe or could render further development impossible. For example, enrollment in the Phase 2b study of nevanimibe for patients with CAH is currently paused as a result of the COVID-19 pandemic. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we have and would in the future intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
During the conduct of clinical trials, clinical investigators monitor changes in patients’ health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being investigated caused these conditions, and regulatory authorities may draw different conclusions or require additional testing to confirm these determinations if they occur. In addition, it is possible that as we test nevanimibe or any other product candidate in larger, longer and more extensive clinical programs, or as use of any current or future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be observed or reported by subjects. If clinical testing indicates that nevanimibe, MLE-301 or any future product candidate has side effects or causes serious or life-threatening side effects, we may need to change the design of ongoing clinical trials or adjust dosing levels in ongoing or future clinical trials, and the development of the product candidate may be delayed or terminated entirely. Further, if the product candidate has received regulatory approval, such approval may be revoked, which would materially harm our business, prospects, operating results and financial condition.
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
We are aware of a number of other clinical stage companies that are working to develop drugs that would compete, directly or indirectly, against nevanimibe for the treatment of CAH and MLE-301 for the treatment of vasomotor symptoms, or VMS.
We are aware of four other companies developing treatments for patients with CAH: Diurnal Group PLC is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but recently announced a failed Phase 3 study and placed their United States development activities on hold. Diurnal Group PLC submitted a Market Authorization Application to the EMA in December of 2019. Both Spruce Biosciences, Inc and Neurocrine Biosciences, Inc. are developing CRF1 antagonists and have completed Phase 2 studies in adults with CAH. Neurocrine Biosciences, Inc. has announced the initiation of a Phase 2 study in a pediatric CAH population and announced their intention to start an adult Phase 3 CAH study of their product candidate crinecerfont in mid-2020. Spruce Biosciences has announced intentions to conduct two Phase 2b studies in adults with CAH as well as initiate a pediatric Phase 2 study. Preclinically, BridgeBio Pharma, Inc. is evaluating a gene therapy program (BBP-631) to treat CAH and has announced plans to file an IND in 2020.
We are aware of four competing NK3R antagonists currently in clinical development for VMS. Astellas is developing fezolinetant and has announced the initiation of their Phase 3 VMS program. KaNDy Therapeutics has recently announced preliminary positive topline data for NT-814, a dual NK1/3 receptor antagonist, with full trial results yet to be disclosed. Sojournix is currently studying SJX-653 in a Phase 2 trial. Additionally, Acer Therapeutics has announced their intentions to develop osanetant, an NK3R antagonist, for induced vasomotor symptoms stemming from hormonal therapies used to treat breast and prostate cancer, but have not announced intentions of developing this product candidate for menopausal vasomotor symptoms.
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
Any inability to successfully complete clinical development of a product candidate could result in additional costs or impair or eliminate our ability to generate revenue from future sales of such product candidate, if approved, or from any regulatory and commercialization milestone with respect to such product candidate. In addition, if we make manufacturing or formulation changes to nevanimibe, MLE-301 or any future product candidates, we may need to conduct additional testing to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize nevanimibe, MLE-301 or any future product candidates, or allow our competitors to bring comparable drugs to market before we do, which could impair our ability to successfully commercialize nevanimibe, MLE-301 or any future product candidates, and may harm our business, financial condition and results of operations.
Established pharmaceutical and biotechnology companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make nevanimibe or MLE-301 less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing and receiving FDA or other regulatory authority approval, or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.
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
If we are not able to obtain required regulatory approvals, we will not be able to commercialize nevanimibe or MLE-301 and our ability to generate revenue will be harmed.
Nevanimibe and MLE-301, and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for nevanimibe or MLE-301 or failure to meet post-marketing requirements will prevent us from commercializing nevanimibe or MLE-301.
We have not yet received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that nevanimibe, MLE-301 or any future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.
The time required to obtain approval of an NDA by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Prior to submitting an NDA to the FDA or an equivalent application to other foreign regulatory authorities for approval of nevanimibe for the treatment of CAH and MLE-301 for the treatment of VMS, we will need to complete its currently planned registration clinical trials and any additional trials that the FDA may require us to complete.
Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with nevanimibe or MLE-301, we may:
•be delayed in obtaining marketing approval for nevanimibe or MLE-301, if at all;
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
We may rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each disease to establish the safety and efficacy of nevanimibe, MLE-301 and any future product candidate for that disease. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.
Even if we obtain regulatory approval for nevanimibe, MLE-301 or future product candidates, we will remain subject to ongoing regulatory oversight.
Even if we obtain any regulatory approval for nevanimibe, MLE-301 or future product candidates, the approved product will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. For example, we must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising and the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling. In addition, any regulatory approvals that we receive for nevanimibe, MLE-301 or future product candidates may also be subject to REMS limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the drug.
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
If we fail to comply with applicable regulatory requirements following approval of nevanimibe, MLE-301 or future product candidates, a regulatory authority may, among other things:
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize nevanimibe or MLE-301, and harm our business, financial condition and results of operations.

In addition, the FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could suspend or restrict regulatory approval of nevanimibe or MLE-301. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would harm our business, financial condition and results of operations.
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
Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if and when approved, may require significant resources and may never be successful. Further, patient populations suffering from CAH, and other indications we may target in the future, are small and have not been established with precision. If the actual number of patients is smaller than we estimate for any disease that we are targeting, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability may be adversely affected. For example, since the patient population for CAH is small, the per-patient drug pricing must be high in order to recover our development and manufacturing costs, fund adequate patient support programs and achieve profitability. For CAH, then, we may not maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales and marketing and manufacturing expenses. Because we expect sales of nevanimibe, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of nevanimibe to find market acceptance would harm our business.

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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. If approved, sales of nevanimibe, MLE-301 and any future product candidate outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for nevanimibe, MLE-301 or any future product candidate in the European Union from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of nevanimibe, MLE-301 or any future product candidate in certain countries.
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for nevanimibe, MLE-301 or any future product candidate may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of nevanimibe, MLE-301 or any future product candidate will be negatively impacted, and our business, prospects, financial condition and results of operations could be harmed.
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
In addition, in December 2017, we acquired Alizé Pharma SAS, or Alizé, a biopharmaceutical company based in Lyon, France. As of May 1, 2020, we had 26 employees located in the United States and 3 employees located in France. Our global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize nevanimibe, MLE-301 or any future product candidates outside of the United States:
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from pandemics and public health emergencies, including those related to the COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
Legal, political and economic uncertainty surrounding the exit of the U.K., from the European Union, or EU, may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.
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
We face an inherent risk of product liability exposure related to the testing of our current and future product candidates, and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize nevanimibe, MLE-301 and any future product candidates that we develop.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future product candidates profitably. These legislative and regulatory changes may negatively impact the coverage and available reimbursement for nevanimibe, MLE-301 and any future product candidates we may commercialize, following approval, if obtained.

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
There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018 CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear when such oral arguments are to be held and when a decision is expected to be made. It is also unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.
We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we are able to charge for any approved drug in the United States. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning on January 1, 2020. The final rule codified a CMS policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, such measures are designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In addition, other legislative changes have been adopted since PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, among other legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
Further, it is possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the PPACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.
Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.
We are subject to and affected by laws, rules, regulations and industry standards related to data privacy and security, and restrictions or technological requirements regarding the collection, use, storage, security, retention or transfer of data. In the United States, the rules and regulations to which we may be subject include federal laws and regulations enforced by the Federal Trade Commission, the Department of Health & Human Services, and state privacy, data security, and breach notification laws, as well as regulator enforcement positions and expectations. Internationally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce additional laws, policies, regulations, and standards covering privacy and data security that may apply to our business. New regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In addition to privacy and data security regulations currently in force in the jurisdictions where we operate, the European Union General Data Protection Regulation, or GDPR, went into effect in May 2018. The GDPR contains numerous requirements and changes from existing European Union, or EU, law, including more robust obligations on data processors and data controllers and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control over personal data-by-data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. However, despite our ongoing efforts to bring our practices into compliance before the effective date of the GDPR, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, additional regulatory oversight and reporting obligations or adverse publicity. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure.
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
We rely upon the UM License Agreement to certain patent rights and proprietary technology from the University of Michigan that are important or necessary to the development of nevanimibe. We rely upon the Roche License Agreement to certain patent rights and proprietary technology from Roche that are important or necessary to the development of MLE-301. As of March 31, 2020, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. In addition, as of March 31, 2020, with respect to MLE-301 patent rights, we owned one pending U.S. patent application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third-parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.
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
We currently depend, and will continue to depend, on the UM License Agreement. In addition, we currently depend, and will continue to depend, on the Roche License Agreement. If Roche terminates the Roche License Agreement due to a breach of any of our material obligations under the Roche License Agreement or due to our insolvency, or if we terminate the Roche License Agreement without cause, the rights and licenses granted by Roche to us under the Roche License Agreement will terminate on the effective date of the termination. In such event, if Roche provides us with timely notice, and to the extent reasonably requested by Roche, we must transfer to Roche all regulatory filings and approvals, all final preclinical, non-clinical and clinical study reports and clinical study protocols, trademarks, and all data, including clinical data, materials and information, in our possession and control related to MLE-301 necessary or reasonably useful for Roche to continue to develop and commercialize MLE-301. Further, if the effective date of such a termination is after the first commercial sale of the first MLE-301 product, Roche shall have a worldwide, non-exclusive, sublicensable, transferable license to research, develop, manufacture, and sell MLE-301 compounds and products. In such event, Roche would pay to us royalty fees with respect to the sale of those compounds and products. Further development and commercialization of nevanimibe and MLE-301 may, and development of any future product candidates may, require us to enter into additional license, assignment or collaboration agreements. The agreements under which we currently hold or license intellectual property or technology from third-parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
These risks apply to any agreements that we may enter into in the future for nevanimibe, MLE-301 or for any future product candidates. If we experience any of the foregoing, it would have a material adverse effect on our business, financial condition and results of operations.
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
Pursuant to the UM License Agreement, we obtained an exclusive, worldwide license to develop, manufacture and commercialize nevanimibe. However, the UM License Agreement permits the University of Michigan, and other non-profit research institutions which are granted such rights from the University of Michigan, to manufacture and research nevanimibe for internal research, public service and internal educational purposes, all of which could result in new patentable inventions concerning the manufacture or use of nevanimibe. In addition, pursuant to the Roche License Agreement, we obtained an exclusive, worldwide license to develop, manufacture and commercialize MLE-301. However, the Roche License Agreement permits Roche to use MLE-301 for internal research purposes, which could result in new patentable inventions concerning the manufacture or use of MLE-301.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act"), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates such as nevanimibe and MLE-301, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Further, we may not elect to extend the most beneficial patent to us or the claims underlying the patent that we choose to extend could be invalidated. If any of the foregoing occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing its clinical and preclinical data and launch their drug earlier than might otherwise be the case.
Intellectual property rights do not necessarily address all potential threats to our business.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds, nevanimibe or MLE-301 formulations that are similar to our nevanimibe or MLE-301 formulations but that are not covered by the claims of the patents that we own or control;
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
Our commercial success depends, in part, upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell nevanimibe, MLE-301 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third-parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to nevanimibe, MLE-301 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third-parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third-parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse effect on our ability to commercialize nevanimibe, MLE-301 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third-parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing nevanimibe, MLE-301 or any future product candidates or force us to cease some or all of our business operations, which would have a material adverse effect on our business. Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar material adverse effect on our business. Even if we prevail in such infringement claims, patent litigation can be expensive and time consuming, which would harm our business, financial condition and results of operations.
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
Filing, prosecuting and defending patents covering nevanimibe, MLE-301 and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own drugs and, further, may export otherwise infringing drugs to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These drugs may compete with our drugs in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
Our reliance on third-parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
If we rely on third-parties to manufacture and commercialize nevanimibe, MLE-301 or any future product candidates, or if we collaborate with third-parties for the development of nevanimibe, MLE-301 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third-parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third-parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
Risks Related to Our Dependence on Third-Parties
We do not have our own manufacturing capabilities and will rely on third-parties to produce clinical and commercial supplies of nevanimibe, MLE-301 and any future product candidates.
We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on contract manufacturing organizations, or CMOs, to produce nevanimibe for our clinical trials. Additionally, we rely on CMOs with respect to the manufacture of drug product for our clinical trials, including for filing and packaging. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replenish the supply or replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we or our manufacturer are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
We will need to rely on third-party manufacturers to supply us with sufficient quantities of nevanimibe and MLE-301 to be used, if approved, for its commercialization. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates ourselves, including:
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
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including public health emergencies, such as the COVID-19 pandemic, natural disasters, such as earthquakes, fires or floods, or the bankruptcy of the manufacturer or supplier;
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
We may not be successful in finding strategic collaborators for continuing development of nevanimibe, MLE-301 or successfully commercializing or competing in the market for certain diseases.
We may seek to develop strategic partnerships for developing and commercializing nevanimibe or MLE-301, due to capital costs required to develop the product candidate, manufacturing constraints or anticipated commercialization costs. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for nevanimibe or MLE-301 because our research and development pipeline may be insufficient or third-parties may not view nevanimibe or MLE-301 as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under an existing collaboration agreement from entering into a future agreement with a potential collaborator. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.
If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of our product candidates, reduce or delay the development programs, delay potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop nevanimibe or MLE-301, which could harm our business, financial condition and results of operations.
We rely on third-parties to conduct, supervise and monitor our clinical trials, and if those third-parties perform in an unsatisfactory manner, it may harm our business.
We currently do not have the ability to independently conduct preclinical studies and clinical trials that comply with the regulatory requirements known as good laboratory practice, or GLP, and good clinical practice, or GCP, respectively. We also do not currently have the ability to independently conduct large clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.
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
While we will have agreements governing their activities, our CROs are and will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. In addition, our CROs may experience business disruptions from public health emergencies, such as the COVID-19 pandemic and accompany shelter-in-place or similar orders. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to its clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. In addition, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms as a result of business disruptions from public health emergencies, such as the COVID-19 pandemic. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition. Further, we currently rely on several CROs to conduct our ongoing clinical trials and may engage one of these same CROs to conduct additional clinical trials on our behalf. To the extent that these CROs fail to comply with GLP or their contractual obligations to us for any reason, the negative impact on our business and financial condition could be more profound than if we relied on a greater number of CROs.
Risks Related to Our Business Operations, Employee Matters and Managing Growth
Our business, preclinical studies and clinical development programs and timelines, our financial condition and results of operations could be materially and adversely affected by the current COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing COVID-19, was initially reported and has since been declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for certain employees. The effects of the executive orders, the shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
Quarantines, shelter-in-place and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Currently, we expect no material impact on the clinical supply of any of our product candidates.
In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.
In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

Potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.
We may acquire companies, technologies or product candidates that we believe could complement or expand our business. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including with respect to:
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
We are highly dependent on Drs. Owens, Arbet-Engels, and Zeidan. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. Further, these officers may be unable to perform their duties or have limited availability due to COVID-19 or other health emergencies. The temporary or permanent loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
We must attract and retain highly skilled employees to succeed.

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In April 2020, we announced our decision to discontinue the development of livoletide as a potential treatment for PWS. In connection with the discontinuation of the livoletide program in PWS, we are in the process of eliminating employee positions representing approximately 30% of our prior headcount, with the majority of the reduction in personnel completed in April 2020, or the restructuring. The restructuring could harm our ability to attract and retain qualified personnel. The restructuring could also result in reduced morale and productivity among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we have. These companies may also provide more diverse opportunities and better or more chances for development or career advancement. Some of these characteristics may appeal more to high-quality candidates than what we offer. If we are unable to continue to attract and retain personnel, the rate at which we can discover, develop and advance current and future product candidates, and our success in doing so, will be limited and our business may be harmed.
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
As a French technology company, Alizé historically benefited from certain tax advantages, including the French research tax credit (credit d’impot recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development and can offset French corporate income tax due. Alizé has historically received CIR reimbursements promptly following filing for such reimbursements with applicable French taxing authorities. For the year ended December 31, 2018, claims were made totaling $1.3 million, which we received in the third quarter of 2019. We filed claims totaling $1.3 million for the year ended December 31, 2019, which we received in the second quarter of 2020. In the future, we may no longer qualify as a French small or medium size enterprise, and, accordingly, we may be subject to a three-year waiting period for reimbursement of CIRs, which could adversely affect the combined business’s results of operations and cash flows. In addition, the amount of CIR received is, among other factors, dependent upon incurring qualified research and development expenses and maintaining a certain level of employee salaries and other personnel costs in France. The number of our research and development employees in France decreased during the year ended December 31, 2019 and we expect a decrease in qualified research and development expenses for the year ending December 31, 2020 due to the discontinuation of our livoletide program. Therefore, the amount of CIR we are eligible for may decrease.
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
We incur portions of our expenses, and may in the future derive revenue, in currencies other than the U.S. dollar, in particular, the euro. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events, such as the COVID-19 pandemic, have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the euro. Therefore, for example, an increase in the value of the euro against the U.S. dollar could be expected to have a negative impact on our operating expenses as euro denominated expenses, if any, would be translated into U.S. dollars at an increased value. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.
The risks arising with respect to the historic OvaScience business and operations may be different from what we anticipate, which could lead to significant, unexpected costs and liabilities and could materially and adversely affect our business going forward.
It is possible that we may not have fully anticipated the extent of the risks associated with recent Merger we completed with OvaScience in 2018. After the Merger, OvaScience’s historic business was discontinued, but prior to the transaction OvaScience had a significant operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and winding down of the OvaScience business post-transaction, the risks involved with taking over a business with a significant operating history and the costs and liabilities associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs or liabilities associated with OvaScience’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.
Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors. A number of factors could influence the volatility in the trading price of our common stock, including changes in the economy or in the financial markets, including recently in connection with the ongoing COVID-19 pandemic, industry-related developments, and the impact of material events and changes in our operations, including as a result of our recent announcement to discontinue our livoletide program in PWS. Worsening economic conditions and other adverse effects or developments relating to our business or the ongoing COVID-19 pandemic may negatively affect the market price of our common stock. The market price for our common stock is likely to continue to be volatile, particularly due to the ongoing COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of March 31, 2020, we had 18,998,252 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
As of March 31, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 34.7% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our auditors formally attest to the effectiveness of our internal control over financial reporting. For the year ended December 31, 2018, we were unable to conduct the required assessment primarily due to the Merger occurring in the fourth quarter of 2018 and the substantial change in operational focus, management and the internal control environment following the Merger. As a result, we provided our first internal control assessment with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in tax laws or regulations could materially adversely affect our company.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be subject to limitation.

As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $298.6 million and $262.5 million, respectively. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2031.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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
We did not sell any unregistered securities during the three months ended March 31, 2020.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the three months ended March 31, 2020.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019 File No. 001-35890)

3.2
Third Amended and Restated Bylaws, as Amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2018 File No. 001-35890)

10.1
Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among the Company, Citigroup Global Markets Inc. and SVB Leerink LLC (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2020 File No. 001-35890)

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
______________________________________________________
* Filed herewith.
+ This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
Date: May 8, 2020