Form 10-Q
period 2020-06-30
Millendo Therapeutics, Inc.
filed 2020-08-10
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_____________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MLND	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 4, 2020 was 18,999,701.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our plans, estimates and beliefs and include, but are not limited to, statements about our plans to develop and commercialize our product candidates; the potential and timing for a selective neurokinin 3 receptor antagonist (MLE-301) as a potential treatment of vasomotor symptoms to enter clinical trials; the impact of our discontinuation of the development of livoletide as a potential treatment of patients with Prader-Willi syndrome (“PWS”); the impact of ceasing the investment in the development of nevanimibe as a potential treatment for classic congenital adrenal hyperplasia (“CAH”); the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the impact of the COVID-19 pandemic on our business, preclinical studies and clinical development programs and timelines, our financial condition and results of operations; and our estimates regarding future revenue, if any, future expenses, the funding of our operations, including whether our existing cash, cash equivalents and restricted cash will be sufficient to fund our current operating plans into 2022, as well as our future capital requirements and needs for additional financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MILLENDO THERAPEUTICS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,312	$62,478
Short-term restricted cash	705	1,034
Prepaid expenses and other current assets	2,845	6,344
Refundable tax credit	210	1,276
Total current assets	54,072	71,132
Operating lease right-of-use assets	2,616	3,331
Other assets	444	507
Total assets	$57,132	$74,970
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$207	$208
Accounts payable	1,340	1,495
Accrued expenses	7,366	9,066
Operating lease liabilities — current	1,173	1,751
Total current liabilities	10,086	12,520
Debt, net of current portion	168	168
Operating lease liabilities	1,934	2,395
Other liabilities	—	16
Total liabilities	12,188	15,099
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 18,999,701 and 18,266,545 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19	18
Additional paid-in capital	275,463	267,018
Accumulated deficit	(231,324)	(208,654)
Accumulated other comprehensive income	118	165
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	44,276	58,547
Equity attributable to noncontrolling interests	668	1,324
Total stockholders’ equity	44,944	59,871
Total liabilities and stockholders’ equity	$57,132	$74,970
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,466	$5,981	$14,006	$12,185
General and administrative	4,138	4,179	8,733	8,632
Loss from operations	10,604	10,160	22,739	20,817
Other expenses (income):
Interest income, net	$(5)	$(313)	$(167)	$(628)
Other loss	73	24	98	48
Net loss	$(10,672)	$(9,871)	$(22,670)	$(20,237)
Net loss per share of common stock, basic and diluted	$(0.56)	$(0.74)	$(1.21)	$(1.51)
Weighted-average shares of common stock outstanding, basic and diluted	18,999,223	13,379,842	18,723,865	13,368,981
Other comprehensive income (loss):
Foreign currency translation adjustment	$(5)	$1	$(47)	$(8)
Comprehensive loss	$(10,677)	$(9,870)	$(22,717)	$(20,245)
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 1, 2020	18,998,252	$19	$274,340	$(220,652)	$123	$53,830	$809	$54,639
Exercise of stock options	1,449	—	2	—	—	2	—	2
Exercise/forfeiture of BSPCE warrants	—	—	141	—	—	141	(141)	—
Stock-based compensation expense	—	—	980	—	—	980	—	980
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	—	(5)
Net loss	—	—	—	(10,672)	—	(10,672)	—	(10,672)
Balance at June 30, 2020	18,999,701	$19	$275,463	$(231,324)	$118	$44,276	$668	$44,944

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	18,266,545	$18	$267,018	$(208,654)	$165	$58,547	$1,324	$59,871
Issuance of common stock, net of issuance costs	719,400	1	5,649	—	—	5,650	—	5,650
Exercise of stock options	1,449	—	2	—	—	2	—	2
Exercise/forfeiture of BSPCE warrants	12,307	—	734	—	—	734	(656)	78
Stock-based compensation expense	—	—	2,060	—	—	2,060	—	2,060
Foreign currency translation adjustment	—	—	—	—	(47)	(47)	—	(47)
Net loss	—	—	—	(22,670)	—	(22,670)	—	(22,670)
Balance at June 30, 2020	18,999,701	$19	$275,463	$(231,324)	$118	$44,276	$668	$44,944

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 1, 2019	13,357,999	$13	$235,815	$(174,452)	$139	$61,515	$2,171	$63,686
Exercise of stock options	45,947	—	166	—	—	166	—	166
Exercise of BSPCE warrants	8,112	—	160	—	—	160	(112)	48
Stock-based compensation expense	—	—	995	—	—	995	—	995
Foreign currency translation adjustment	—	—	—	—	1	1	—	1
Net loss	—	—	—	(9,871)	—	(9,871)	—	(9,871)
Balance at June 30, 2019	13,412,058	$13	$237,136	$(184,323)	$140	$52,966	$2,059	$55,025

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Exercise of stock options	45,947	—	166	—	—	166	—	166
Exercise of BSPCE warrants	8,112	—	160	—	—	160	(112)	48
Stock-based compensation expense	—	—	1,934	—	—	1,934	—	1,934
Foreign currency translation adjustment	—	—	—	—	(8)	(8)	—	(8)
Net loss	—	—	—	(20,237)	—	(20,237)	—	(20,237)
Balance at June 30, 2019	13,412,058	$13	$237,136	$(184,323)	$140	$52,966	$2,059	$55,025

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(22,670)	$(20,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	19
Stock-based compensation expense	2,060	1,934
Amortization of right-of-use asset	492	363
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,499	(2,908)
Other assets	10	(59)
Accounts payable	(88)	1,056
Accrued expenses and other liabilities	(1,593)	(892)
Operating lease liabilities	(817)	(450)
Cash used in operating activities	(18,030)	(21,174)
Investing activities:
Purchase of property and equipment	(26)	(277)
Proceeds from sale of marketable securities	—	4,385
Cash (used in) provided by investing activities	(26)	4,108
Financing activities:
Repayment of debt	—	(90)
Payment of financing costs	(197)	(162)
Proceeds from the issuance of common stock, net of issuance costs	5,650	—
Proceeds from option and warrant exercises	—	—
Proceeds from option and BSPCE warrant exercises	78	214
Repayment of principal on finance lease	(18)	—
Cash provided by (used in) financing activities	5,513	(38)
Effect of foreign currency exchange rate changes on cash	48	(35)
Net decrease in cash, cash equivalents and restricted cash	(12,495)	(17,139)
Cash, cash equivalents and restricted cash at beginning of period	63,512	73,770
Cash, cash equivalents and restricted cash at end of period	$51,017	$56,631
Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets acquired under operating leases	$—	$1,840
Financing costs in accounts payable and accrued expenses	$—	$83
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
The Company has a selective neurokinin 3-receptor (NK3R) antagonist (MLE-301) in its research and development pipeline, which it is developing as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. The Company is also actively pursuing additional pipeline assets in treatment areas where it has knowledge and experience in developing drug product candidates. The Company seeks to identify assets that complement its current portfolio.
The Company had been developing livoletide (AZP-531) as a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company discontinued the development of livoletide as a potential treatment for PWS in April 2020 based upon results from its Phase 2b trial. All costs, including estimated closeout costs associated with the livoletide program have been recognized as of June 30, 2020, resulting in the Company recording $3.1 million in the second quarter of 2020. The Company does not expect to incur future material expenses related to this program.
In an effort to streamline costs after discontinuing the PWS program, the Company eliminated employee positions representing approximately 30% of its prior headcount, which were completed in the second quarter of 2020. The Company recorded one-time costs of $1.1 million in the form of termination benefits related to this plan in the second quarter of 2020.
The Company had also been developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia, (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company elected to cease investing in the development of nevanimibe as a potential treatment for CAH in June 2020 based on an interim review of data from its Phase 2b trial. All costs, including estimated closeout costs associated with the nevanimibe program for the treatment of CAH have been recognized as of June 30, 2020. The Company does not expect to incur future material expenses related to this program.
The Company’s operations to date have focused on conducting preclinical studies and clinical trials, acquiring technology and assets, organization and staffing, business planning, and raising capital. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company’s product candidate is subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidate.
The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its current or future product candidates. Because of the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its current or future product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control.
Liquidity
The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidate. As of June 30, 2020, the Company had cash, cash equivalents and restricted cash of $51.0 million and an accumulated deficit of $231.3 million.
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
The Company will require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities and to obtain regulatory approval for or to commercialize its product candidate. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidate become an approved drug. The regulatory approval and market acceptance of the Company’s proposed future product (if any), length of time and cost of developing and commercializing the product candidate and/or failure of it at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents and restricted cash at June 30, 2020 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.
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
Unaudited Interim Consolidated Financial Statements
The Company has prepared the accompanying unaudited Interim Consolidated Financial Statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited Interim Consolidated Financial Statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will continue to have an impact on clinical and preclinical development activities. The extent to which the COVID-19 pandemic impacts the Company’s business, its preclinical and clinical development and regulatory efforts, its corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (amounts shown as common stock equivalents):

	June 30,
	2020	2019
Stock options	3,917,256	2,640,077
Common stock warrants	17,125	17,125
BSA and BSPCE warrants	48,265	148,607
	3,982,646	2,805,809
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
3. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$46,631	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$59,382	$—	$—

4. Accrued Expenses
Accrued expenses consist of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Compensation and related benefits	$1,664	$2,042
Professional fees	1,454	2,929
Preclinical and clinical costs	3,208	1,820
Insurance premiums	475	1,423
Other	565	852
Total	$7,366	$9,066

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
During the three and six months ended June 30, 2020 the Company made no principal payments due to the fact that in April 2020, Bpifrance provided a six month deferral of principal payments to support businesses as a result of the COVID-19 pandemic. During the three and six months ended June 30, 2019, the Company made principal payments of $45,000 and $90,000, respectively. At June 30, 2020, the balance outstanding was $0.4 million (or €0.3 million).
6. Commitments and Contingencies
Operating Leases
The Company has noncancellable operating leases for office and laboratory space which have remaining lease terms between approximately three months and four years. In connection with privately-held Millendo Therapeutics, Inc.'s merger with OvaScience, Inc. in December 2018 (the “Merger”), the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The sublease commenced on January 15, 2019 and expires in November 2020. The total minimum sublease rentals to be received under the Waltham, Massachusetts agreement is $0.6 million. The remaining sublease rentals to be received as of June 30, 2020 is $0.1 million. In February 2019 and October 2018, the Company entered into two additional noncancellable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts. This lease was scheduled to expire on September 30, 2020; however, in June 2020 the Company exercised its right to terminate the lease early such that the lease will terminate on August 11, 2020. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants. In January 2020, the Company terminated its office lease agreement in Lyon, France.

As of June 30, 2020, the operating lease ROU asset and the operating lease liabilities were $2.6 million and $3.1 million, respectively. The weighted average discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to ten years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three and six months ended June 30, 2020. The weighted average remaining term of the Company’s noncancellable operating leases is 3.42 years.
Rent expense related to the Company's operating leases was approximately $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively and approximately $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company recognizes rent expense on a straight-lined basis over the lease period and has accrued for rent expense incurred but not yet paid.
Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2020, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.4 million and $0.5 million during the three and six months ended June 30, 2019, respectively. The Company received approximately $87,000 and $0.2 million in sublease payments related to its Waltham, Massachusetts lease during the three and six months ended June 30, 2020, respectively. The Company received approximately $85,000 and $0.2 million in sublease payments related to its Waltham, Massachusetts lease during the three and six months ended June 30, 2019, respectively.
Future minimum rental payments under the Company’s noncancellable operating leases at June 30, 2020 is as follows (amounts in thousands):

2020 (excluding the six months ended June 30, 2020)	$825
2021	760
2022	783
2023	806
2024	302
Thereafter	—
Total	$3,476
Present Value Adjustment	(369)
Lease liability at June 30, 2020	$3,107

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. On June 30, 2020, the parties filed a further status report requesting that the court continue the stay. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On July 5, 2017, the

court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the court granted leave for the lead plaintiff to file a second amended complaint under seal and permitted the defendants to file a motion to strike the second amended complaint. On December 30, 2019, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. As the mediation was unsuccessful, the parties are resuming discovery, and the Company filed a motion to strike the second amended complaint on May 1, 2020. The Company believes that the amended complaint and the second amended complaint are without merit and intend to defend against the litigation. There can be no assurance, however, that the Company will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17-cv-11382-IT (D. Mass.)) against OvaScience as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience's AUGMENT treatment. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and waste of corporate assets. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. the Company believes that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended June 30, 2020 and 2019 and six months ended June 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$173	$378	$473	$801
General and administrative	807	616	1,587	1,133
Total	$980	$994	$2,060	$1,934
Stock options
Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years. In May 2020, the Company granted 840,450 stock options to its employees in connection with the PWS and CAH program changes that occurred during the second quarter of 2020 (see Note 1). The vesting is as follows: 1) 50 percent of the shares subject to this option grant will vest on the earlier of (i) December 31, 2020 or (ii) the Board's approval of the achievement of certain performance criteria; and 2) one twelfth (1/12th) of the remaining shares subject to this option grant will vest in equal monthly installments thereafter.

The following table summarizes the activity related to stock option grants to employees and nonemployees for the six months ended June 30, 2020:

	Shares	Weighted average exercise price per share	Weighted-average remaining contractual life (years)
Outstanding at December 31, 2019	2,498,606	$17.18	7.7
Granted	1,823,625	4.77
Exercised	(1,449)	1.08
Forfeited	(403,526)	15.05
Outstanding at June 30, 2020	3,917,256	$11.63	7.9
Vested and exercisable at June 30, 2020	1,403,163	$20.58	5.4
Vested and expected to vest at June 30, 2020	3,917,256	$11.63	7.9
As of June 30, 2020, the unrecognized compensation cost related to 2,514,093 unvested stock options expected to vest was $10.2 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.7 years. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2020 was $1,000. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2019 was $0.5 million. The aggregate intrinsic value of both options outstanding and options exercisable as of June 30, 2020 was $0.1 million. The options granted during the three and six months ended June 30, 2020 had an estimated weighted-average grant date fair value of $1.37 and $3.18, respectively. The grant date fair value of each option grant was estimated during the three and six months ended June 30, 2020 and 2019 using the following assumptions within the Black-Scholes option-pricing model:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Expected term (in years)	5.46	5.93	5.75	6.01
Expected volatility	77%	79%	77%	80%
Risk-free interest rate	0.43%	1.91%	0.87%	2.35%
Expected dividend yield	0%	0%	0%	0%
At the time of the Alizé acquisition, Alizé had 6,219 nonemployee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted-average exercise prices of €80.06 and €83.40, respectively. As of June 30, 2020, all BSA and BSPCE warrants were vested. During the three months ended June 30, 2020, no shares were exercised. During the six months ended June 30, 2020, 910 BSPCE warrants were exercised resulting in the issuance of 12,307 shares of the Company’s common stock. In addition, during the three and six months ended June 30, 2020, a total of 750 and 2,586 BSA and BSPCE warrants were forfeited. As of June 30, 2020, there were an aggregate of 48,265 shares of common stock issuable upon the exercise of the BSA and BSPCE warrants with a weighted-average exercise price of $7.16 per share. These instruments are included in the equity attributable to noncontrolling interests.
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
Overview
We are a clinical stage biopharmaceutical company primarily focused on developing novel treatments for endocrine diseases where current therapies do not exist or are insufficient. We seek to leverage our understanding of recent biological discoveries in endocrinology to continue to advance and build our pipeline in order to improve the lives of patients. We are currently developing MLE-301, a selective neurokinin 3-receptor (NK3R) antagonist, as a potential treatment of vasomotor symptoms (“VMS”) in menopausal women. We are also actively pursuing additional pipeline assets in treatment areas where we have knowledge and experience in developing drug product candidates. We seek to identify assets that complement our current portfolio.
VMS are commonly known as hot flashes and night sweats, in menopausal women. The sensations of heat and/or perspiration associated with VMS can occur frequently, generally lasting several minutes, and are often preceded or followed by sensations of cold and/or shivering. VMS interfere with the lives of affected women in a number of ways, including disrupting patients’ ability to sleep and concentrate and causing anxiety and depression. VMS are experienced by up to 70% of women as they advance through menopause. We believe that approximately 20 million women in the United States experience VMS at any given time and that these patients are motivated to seek medical treatment for relief. In June 2020, we filed an investigational new drug (“IND”), application to study MLE-301 for the treatment of VMS in menopausal women. We are preparing to initiate our first-in-human, Phase 1 clinical trial of MLE-301 in patients with VMS in the third quarter of 2020.
We had been developing livoletide (AZP-531) as a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. As previously announced, we discontinued the development of livoletide as a potential treatment for PWS in April 2020, including the 9-month extension study and the initiation of the Phase 3 ZEPHYR trial. The decision to discontinue the PWS program was based on results from the Phase 2b ZEPHYR study, which showed that treatment with livoletide did not result in a statistically significant improvement in hyperphagia and food-related behaviors as measured by the Hyperphagia Questionnaire for Clinical Trials (HQ-CT) compared to placebo. We do not expect to incur future material expenses related to our livoletide program for the treatment of PWS.
In an effort to streamline costs after discontinuing our PWS program, we eliminated employee positions representing approximately 30% of our prior headcount, which were completed in the second quarter of 2020.
We had also been developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. As we previously announced, we elected to cease investing in the development of nevanimibe as a potential treatment for CAH in June 2020. The decision to cease investment in the CAH program was based on the interim review of results from the Phase 2b clinical study and the changing competitive environment. Results from 10 subjects, nine from cohort 1 and one from cohort 2, with at least 12 weeks of treatment with nevanimibe in this open-label, continuous dose escalation study showed that one patient (10%) met the primary endpoint of achieving 17-hydroxyprogesterone (17-OHP) levels less than or equal to 2-times the upper limit of normal. Treatment under the amended protocol with dose titration starting at 500 mg BID improved tolerability of nevanimibe. We are currently exploring the option of out-licensing nevanimibe. We do not expect to incur future material expenses related to our nevanimibe program for the treatment of CAH.
In connection with the discontinuation of our livoletide program in PWS and the end of our investment in our nevanimibe program in CAH, we continue to evaluate our business strategy to prioritize and allocate resources towards the advancement of our current product candidate, MLE-301, and any potential future pipeline assets. As part of these efforts, we have engaged

SVB Leerink to support our strategic review process, which is intended to result in an actionable plan that leverages our assets, capital and capabilities to maximize stockholder value.
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $10.7 million and $9.9 million for the three months ended June 30, 2020 and 2019, respectively, and $22.7 million and $20.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $231.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic continuing in the second quarter of 2020, we are maintaining the cross-functional task force and business continuity plans we established and implemented in the first quarter of 2020, which are designed to address and mitigate the impact of the COVID-19 pandemic on our employees, operations and our business. While we are experiencing limited financial impacts from the pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations, growth prospects, preclinical studies and clinical development programs and timelines, including our planned Phase 1 clinical trial of MLE-301 in patients with VMS, could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our global workforce transitioned to working remotely. In June 2020, we began our initial plan to allow some employees to return to the office voluntarily, which was based on a phased approach that is principles-based, flexible and local in design, with a focus on employee safety and optimal work environment. Our current plans remain fluid as federal, state and local guidelines, rules and regulations continue to evolve.
Supply Chain
We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We currently expect to have adequate global supply of MLE-301 to support our ongoing preclinical studies and the Phase 1 clinical trial is expected to be initiated in the third quarter of 2020. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to conduct clinical and preclinical trials.
Clinical Development
With respect to clinical development, we have taken measures to implement remote and virtual approaches, including remote patient monitoring and home delivery of drug treatments where possible, to maintain patient safety and trial continuity and to preserve study integrity. As the COVID-19 pandemic continues, we anticipate an impact on our ability to initiate trial sites, enroll and assess patients and maintain patient enrollment, including for our planned Phase 1 clinical trial of MLE-301 in patients with VMS. We could also see an impact on our ability to acquire supplies of study drug, report trial results or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third-parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory Activities
We have not experienced, to date, any delays with respect to regulatory reviews or interactions with regulatory authorities as a result of the COVID-19 pandemic. Neither the U.S. Food and Drug Administration (the "FDA") or other regulatory authorities such as the European Medicines Agency (the "EMA"), has notified us of any COVID-19-related delays in reviews impacting our clinical or preclinical programs. However, it is possible that we could experience substantial delays in the timing of regulatory reviews or interactions with the FDA, EMA, or other regulatory authorities due to, for example, absenteeism by governmental employees or the diversion of regulators' efforts and attention to approval of other therapeutics or other activities related to COVID-19.

Corporate Development
With our strong cash balance, we anticipate having sufficient liquidity to make strategic investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and restricted cash as of June 30, 2020 will fund our planned operations into 2022. However, our operating plan has recently changed due to discontinuations and revaluations of our clinical trial programs and may change further as a result of our ongoing strategic review or other factors currently unknown to us. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. In addition, the COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
Other Financial and Corporate Impacts

Although we have experienced limited financial impacts from the pandemic at this time, we expect that the COVID-19 pandemic could adversely affect our business operations and financial results, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, which will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other geographies, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. In addition, all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Due to the COVID-19 pandemic, we have enabled all of our employees to work remotely, which may make us more vulnerable to cyberattacks or other incidents. To date, we have not experienced any increase in cyberattacks or other incidents.
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
The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Livoletide expenses	$3,124	$3,028	$7,970	$6,031
Nevanimibe expenses	485	910	737	1,728
MLE-301 expenses	997	172	1,427	444
Personnel expenses	1,735	1,646	3,509	3,525
Other expenses	125	225	363	457
Total	$6,466	$5,981	$14,006	$12,185
We expect our research and development costs related to livoletide and nevanimibe will decrease significantly due to our decision to discontinue the livoletide program and our decision to cease investing in the development of nevanimibe based on results from the Phase 2b ZEPHYR study in PWS and the Phase 2b clinical study in CAH, respectively. All costs, including estimated program closeout costs, associated with these programs have been recognized as of June 30, 2020. Future expenses may be recorded as a result of changes to these estimated costs as closeout activities continue. We expect our research and develop costs related to MLE-301 to increase as we are preparing to initiate a Phase 1 clinical trial in the third quarter of 2020. We expect personnel expenses to decrease due to our reduction in force that occurred the second quarter of 2020.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of MLE-301. We are also unable to predict when, if ever, material net cash inflows may commence from sales of MLE-301 or any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:
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
We may never succeed in obtaining regulatory approval for MLE-301 or any future product candidates we may develop. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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
Results of operations
Comparison of the three months ended June 30, 2020 and 2019
The following table summarizes our operating results for the periods indicated:

	Three Months Ended June 30,
	2020	2019	Change
	(dollars in thousands)
Operating expenses:
Research and development	$6,466	$5,981	$485	8.1%
General and administrative	4,138	4,179	(41)	(1.0)
Loss from operations	10,604	10,160	444	4.4
Other expenses (income):
Interest income, net	(5)	(313)	308	(98.4)
Other loss	73	24	49	204.2
Net loss	$(10,672)	$(9,871)	$(801)	8.1%

Research and development expense
Research and development expense increased by $0.5 million to $6.5 million for the three months ended June 30, 2020 from $6.0 million for the three months ended June 30, 2019. The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(dollars in thousands)
Preclinical and clinical development expense	$4,606	$4,112	$494	12.0%
Compensation expense, other than stock-based compensation	1,562	1,268	294	23.2
Stock-based compensation expense	173	378	(205)	(54.2)
Other expenses	125	223	(98)	(43.9)
Total research and development expense	$6,466	$5,981	$485	8.1%
The increase in total research and development expense is attributable to:
•a $0.5 million increase in preclinical and clinical development expense primarily related to increased spend on MLE-301 offset by decreased spend on nevanimibe;
•a $0.3 million increase in compensation expense, other than stock-based compensation primarily due to severance costs related to the reduction in force, which was completed in the second quarter of 2020, as a result of the discontinuance of the livoletide program; and

•a $0.2 million decrease in stock-based compensation expenses primarily related to the reduction in force, which was completed in second quarter of 2020.
General and administrative expense
General and administrative expense decreased by $41,000 to $4.1 million for the three months ended June 30, 2020 from $4.2 million for the three months ended June 30, 2019. The decrease was primarily due to a $0.5 million decrease in professional fees primarily as a result of lower legal and consulting fees incurred as compared to the prior period. The decrease in these fees was due to transitioning to operating as a public company in the first half of 2019. These decreases were partially offset by an increase of $0.3 million in compensation and stock-based compensation expense as a result of an increase in our general and administrative headcount and changes to compensation arrangements and an increase of $0.3 million in insurance and rent and facility-related expenses. The increase in insurance is due to higher premiums and the increase in rent and facility-related expenses is due to increased headcount prior to initiating our reduction in force in the second quarter of 2020 and additional leased office space.
Interest income, net
Interest income, net decreased by $0.3 million to $5,000 net interest income for the three months ended June 30, 2020 from net interest income of $0.3 million for the three months ended June 30, 2019. The change was primarily due to lower interest income received as a result of lower cash and cash equivalent and marketable securities balances and lower interest rates.
Other loss
Other loss increased by $49,000 to $73,000 for the three months ended June 30, 2020 from $24,000 for the three months ended June 30, 2019 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Comparison of the six months ended June 30, 2020 and 2019
The following table summarizes our operating results for the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change
	(dollars in thousands)
Operating expenses:
Research and development	$14,006	$12,185	$1,821	14.9%
General and administrative	8,733	8,632	101	1.2
Loss from operations	22,739	20,817	1,922	9.2
Other expenses (income):
Interest income, net	(167)	(628)	461	(73.4)
Other loss	98	48	50	104.2
Net loss	$(22,670)	$(20,237)	$(2,433)	12.0%

Research and development expense
Research and development expense increased by $1.8 million to $14.0 million for the six months ended June 30, 2020 from $12.2 million for the six months ended June 30, 2019. The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(dollars in thousands)
Preclinical and clinical development expense	$10,134	$8,205	$1,929	23.5%
Compensation expense, other than stock-based compensation	3,036	2,724	312	11.5
Stock-based compensation expense	473	801	(328)	(40.9)
Other expenses	363	455	(92)	(20.2)
Total research and development expense	$14,006	$12,185	$1,821	14.9%
The increase in total research and development expense is attributable to:
•a $1.9 million increase in preclinical and clinical development expense primarily related to increased spend on MLE-301 and livoletide offset by decreased spend on nevanimibe;
•a $0.3 million increase in compensation expense, other than stock-based compensation primarily due to severance costs related to the reduction in force, which was completed in the second quarter of 2020, as a result of the discontinuance of the livoletide program; and
•a $0.3 million decrease in stock-based compensation expenses primarily related to the reduction in force completed in the second quarter of 2020.
General and administrative expense
General and administrative expense increased by $0.1 million to $8.7 million for the six months ended June 30, 2020 from $8.6 million for the six months ended June 30, 2019. The increase was primarily due to $1.1 million increase in compensation and stock-based compensation expense as a result of an increase in our general and administrative headcount and changes to compensation arrangements and an increase of $0.3 million in rent and facility-related expenses. The increase in rent and facility-related expenses is due to increased headcount prior to initiating our reduction in force in the second quarter of 2020 and additional leased office space. These increases were partially offset by a decrease of $1.2 million in professional fees primarily as a result of lower legal and accounting fees incurred as compared to the prior period and a decrease of $0.1 million in other related expenses. The decrease in professional fees was due streamlining operations associated with operating as a public company as compared to the first half of 2019.
Interest income, net
Interest income, net decreased by $0.5 million to $0.2 million net interest income for the six months ended June 30, 2020 from net interest income of $0.6 million for the six months ended June 30, 2019. The change was primarily due to lower interest income received as a result of lower cash and cash equivalent and marketable securities balances and lower interest rates.
Other loss
Other loss increased by $50,000 to $98,000 for the six months ended June 30, 2020 from $48,000 for the six months ended June 30, 2019 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
Cash flows
The following table sets forth the primary uses of cash and cash equivalents for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(18,030)	$(21,174)
Net cash (used in) provided by investing activities	(26)	4,108
Net cash provided by (used in) financing activities	5,513	(38)
Effect of foreign currency exchange rate changes on cash	48	(35)
Net decrease in cash, cash equivalents and restricted cash	$(12,495)	$(17,139)
Operating activities
During the six months ended June 30, 2020, we used $18.0 million of cash to fund operating activities. During the six months ended June 30, 2020, cash used in operating activities reflected our net loss of $22.7 million offset by a net change in operating assets and liabilities of $2.0 million and non-cash charges of $2.6 million, principally related to stock-based compensation and the amortization of our right-of-use ("ROU") assets.
During the six months ended June 30, 2019, we used $21.2 million of cash to fund operating activities. During the six months ended June 30, 2019, cash used in operating activities reflected our net loss of $20.2 million and a net increase in operating assets and liabilities of $3.3 million, offset by non-cash charges of $2.3 million, principally related to stock-based compensation.
Investing activities
During the six months ended June 30, 2020, we paid $26,000 in purchases of property and equipment. During the six months ended June 30, 2019, we received $4.4 million in net proceeds from the sale of marketable securities and paid $0.3 million in purchases of property and equipment.
Financing activities
During the six months ended June 30, 2020, we received proceeds of $5.7 million received from the issuance of common stock, net of issuance costs paid. See Note 1 of our Unaudited Interim Consolidated Financial Statements for additional information related to the issuance of common stock. These proceeds were offset by $0.2 million in the payment of financing costs. During the six months ended June 30, 2019, we used cash of $0.1 million in principal loan repayments and $0.2 million in the payment of financing costs, offset by $0.2 million in proceeds from the exercise of options and warrants.
Funding requirements

We expect our expenses to decrease as a result of our discontinuing the development of livoletide and our ceasing investment in the development of nevanimibe as compared to previous operations. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for, our current or any future product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
In April 2019, we entered into an “at-the-market” (“ATM”), equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million. Subject to the terms of the ATM equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of its common stock under our ATM equity distribution agreement for net proceeds of approximately $5.7 million.
As of June 30, 2020, we had cash, cash equivalents and restricted cash of $51.0 million, which we believe are sufficient to fund our planned operations into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue regulatory approval and the commercialization of our current and future product candidates.
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

Contractual Obligations and Commitments
In January 2020, we terminated our office lease agreement in Lyon, France and in June 2020 we exercised our right to terminate our lease in Lexington, MA early such that the lease will terminate in August 2020.
During the three and six months ended June 30, 2020, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

PART II
Item 1.  Legal Proceedings

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. On June 30, 2020, the parties filed a further status report requesting that the court continue the stay. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. We filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, we answered the amended complaint. On December 9, 2019, the court granted leave for the lead plaintiff to file a second amended complaint under seal and permitted the defendants to file a motion to strike the second amended complaint. On December 30, 2019, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. As the mediation was unsuccessful, the parties are resuming discovery, and the Company filed a motion to strike the second amended complaint on May 1, 2020. We believe that the amended complaint and the second amended complaint are without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17-cv-11382-IT (D. Mass.)) against OvaScience as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience's AUGMENT treatment. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and waste of corporate assets. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. We do not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. We believe that the complaint is without merit and intend to defend against the litigation. There can be no assurance, however, that we will be successful. At present, we are unable to estimate potential losses, if any, related to the lawsuit.
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
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $27.2 million and $44.6 million for the years ended December 31, 2018 and 2019, respectively and $10.7 million and $22.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $231.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of MLE-301, our current product candidate, nevanimibe, which we ceased our investment in the development of as a potential treatment of patients with CAH in June 2020, and livoletide, which we discontinued the development of as a potential treatment of patients with PWS in April 2020, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:
•continuing the preclinical development and potential clinical development of MLE-301;
•initiating preclinical studies and clinical trials for any additional diseases for our current product candidates and any future product candidates that we may pursue;
•building a portfolio of product candidates through acquisition or in-licensing;
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
In order to become and remain profitable, we will need to develop and eventually commercialize, on our own or with collaborators, one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including conducting clinical trials of MLE-301 and potential future product candidates, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue from product sales or achieve profitability. For example, we discontinued our development of livoletide as a potential treatment for PWS in April 2020 based on topline results from the Phase 2b ZEPHYR trial which showed that treatment with livoletide did not result in a statistically significant improvement in hyperphagia and food-related behaviors as measured by the HQ-CT compared to placebo. In addition, we do not currently plan further investment in the development of nevanimibe for the treatment of CAH, based on the interim data review of the Phase 2b trial completed in June 2020.
Because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (the "FDA") or other regulatory authorities, such as the European Medicines Agency (the "EMA"), to amend existing studies or trials, to perform studies in addition to those currently expected, or if there are any delays in the development or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborations, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize MLE-301 and any additional product candidates that we may pursue in the future. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our or any future collaborators’ success in:
•timely and successful completion of development activities of our current product candidates;
•obtaining and maintaining regulatory and marketing approvals for MLE-301 and any future product candidates for which we successfully complete clinical trials;
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
•developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for MLE-301 or any future product candidates that are compliant with current good manufacturing practices, or cGMP;
•establishing and maintaining supply and manufacturing relationships with third-parties that can provide an adequate amount and quality of our product candidates and services to support our planned clinical development, as well as the market demand for MLE-301 and any future product candidates, if approved;
•obtaining market acceptance, if and when approved, of MLE-301 or any future product candidates as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop, and if approved, commercialize MLE-301. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.
As of June 30, 2020, our cash, cash equivalents and restricted cash were $51.0 million. Our existing cash, cash equivalents and restricted cash are currently expected to be sufficient to fund our current operating plans into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, including the short- and long-term effects of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our business. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.
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
We have certain milestone and royalty payments related to nevanimibe and MLE-301. We acquired worldwide, exclusive rights to nevanimibe pursuant to our license agreement with the Regents of the University of Michigan (the "University of Michigan"), entered into in June 2013 (the "UM License Agreement"). Under the terms of the UM License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to nevanimibe, as well as other material obligations. However, due to our decision to cease investing in the nevanimibe program, we do not expect to achieve the development and commercialization milestones that would trigger such payments.
We acquired worldwide, exclusive rights to MLE-301 pursuant to a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, "Roche," and such agreement, the "Roche License Agreement."). Under the terms of the Roche License Agreement, we are obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to MLE-301, as well as other material obligations. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third-parties to develop and commercialize MLE-301. While we do not expect to incur significant milestone or other non-royalty obligations under the Roche License Agreement in the near term, if milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.
We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with respect to our own product candidates for additional indications and other product candidates or diseases that later prove to have greater commercial potential. Our resource allocation decisions may ultimately not result in successful clinical development programs and may cause us to fail to capitalize on other viable product candidates, commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. For example, we discontinued the development of livoletide as a potential treatment of patients with PWS after receiving results from the Phase 2b trial in April 2020, and we do not currently plan further investment in the development of nevanimibe for the treatment of CAH based on the interim data review of the Phase 2b trial completed in June 2020.
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
Risks Related to Development and Commercialization
Our future success is dependent on the successful clinical development, regulatory approval and subsequent commercialization of MLE-301 and any future product candidates. If we are not able to obtain the required regulatory approvals, we will not be able to commercialize our current or future product candidates and our ability to generate revenue will be adversely affected.
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

We expect that a substantial portion of our efforts and expenses for the foreseeable future will be devoted to the clinical development of MLE-301 and other future product candidates and, as a result, our business currently depends heavily on the successful development, regulatory approval and commercialization of MLE-301 and other future product candidates. We cannot be certain that MLE-301 or any other future product candidate will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar foreign regulatory authorities. Failure to obtain regulatory approval for MLE-301 or any other future product candidate in the United States or other jurisdictions will prevent us from commercializing and marketing MLE-301 or any other future product candidate.
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
Furthermore, even if we obtain regulatory approval for MLE-301 or any other future product candidate, we will still need to develop a commercial infrastructure, or otherwise develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we, or our collaborators, are unable to successfully commercialize MLE-301 or any other future product candidate, we may not be able to generate sufficient revenue to continue our business.
Preclinical studies or earlier clinical trials are not necessarily predictive of future results and the results of our clinical trials may not support our MLE-301 claims.
We have filed an IND to study MLE-301 for the treatment of vasomotor symptoms ("VMS"), and expect to initiate a Phase 1 study of MLE-301 for the treatment of VMS in the third quarter of 2020, however MLE-301 will require further clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might apply for regulatory approval for MLE-301 for the treatment of VMS or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of MLE-301, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of MLE-301 for the treatment of VMS will take the next several years to complete.
Success in preclinical testing and early clinical trials does not ensure that later and/or pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, we expended substantial time and resources on a previous product candidate, MLE4901, an NK3R antagonist, which we ceased developing in 2017 due to concerns relating to elevated liver enzymes observed in clinical trials. Similarly, at least one of our competitors has publicly announced similar concerns in one of their clinical trials of an NK3R antagonists; however, they have indicated that they are continuing development of that product candidate with revised dosing for their Phase III trial. We are currently developing MLE-301, an NK3R antagonist, and there can be no assurance that we will not face similar development challenges with regard to this product candidate. We also discontinued our development of livoletide as a potential treatment of patients with PWS after receiving results from the Phase 2b trial in April 2020. In addition, we do not currently plan to make further investment in the development of nevanimibe for the treatment of CAH, based on the interim data review of the Phase 2b trial completed in June 2020. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. For example, in our Phase 2 clinical trial for the treatment of Cushing’s syndrome ("CS"), we experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we discontinued this Phase 2 clinical trial in August 2019 and discontinued development of nevanimibe for the treatment of CS. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications.
Our approach to targeting endocrine diseases where current therapies do not exist or are insufficient, is novel and unproven, and as such, the cost and time needed to develop MLE-301 or any future product candidate is difficult to predict and our efforts may not be successful. If we do not observe favorable results in future or planned clinical trials of MLE-301, we may decide to delay or abandon development of MLE-301, which could harm our business, financial condition and results of operations. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Before obtaining marketing approval from regulatory authorities for the sale of MLE-301 and any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indication. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
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
Further, we, the FDA, an institutional review board, or other regulatory authority may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including, for example, the FDA’s good clinical practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our IND application or other submissions, or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our current and future product candidates could be harmed, and our ability to generate revenue from our current or future product candidates, once approved, may be delayed or eliminated. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
Due to the COVID-19 pandemic, we experienced a disruption in our ability to enroll and assess patients in our Phase 2b study of nevanimibe for the treatment of patients with CAH, which we discontinued after an interim data review from the Phase 2b study completed in June 2020. For our trials of MLE-301 or future product candidates, we may in the future experience similar or other disruptions or delays in our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, acquire supplies of study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, some patients may not be able to comply with clinical trial protocols if quarantines or shelter-in-place orders impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. In light of the ongoing COVID-19 pandemic, we have taken measures in past clinical trials to implement remote and virtual approaches to clinical development, including remote patient monitoring and home delivery of drug treatments where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials, including our planned clinical trial for MLE-301, depends on many factors, including: the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same disease, the proximity of patients to clinical sites and the eligibility criteria for the trials, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will drop out of the trials before completion.
Patient enrollment may also be affected by the ongoing COVID-19 pandemic due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols. For example, we have filed an IND to study MLE-301 for the treatment of VMS and expect to initiate a Phase 1 study of MLE-301 for the treatment of VMS in the third quarter of 2020. While we have taken measures to implement remote and virtual approaches to clinical development in prior clinical trials, including remote patient monitoring and home delivery of drug treatments where possible, we cannot at this time fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, acquire supplies of study drug and report trial results.

The competitive nature of clinical trials in the pharmaceutical and biotechnology industries may make it difficult for us to recruit a sufficient number of patients to complete any of our clinical trials or may increase costs. We may not be able to initiate or continue to support clinical trials of our product candidates for one or more indications, or any future product candidates, if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. For example, in our Phase 2 clinical trial for CS we experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we elected to discontinue this Phase 2 clinical trial in August 2019 and discontinued development of nevanimibe for the treatment of CS. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive or impractical to complete.

Furthermore, any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of those product candidates. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop MLE-301 or any other product candidate or could render further development impossible. For example, before we ceased investment in the nevanimibe program, we paused enrollment in the Phase 2b trial of nevanimibe for patients with CAH as a result of the COVID-19 pandemic. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we have and would in the future intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
During the conduct of clinical trials, clinical investigators monitor changes in patients’ health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being investigated caused these conditions, and regulatory authorities may draw different conclusions or require additional testing to confirm these determinations if they occur. In addition, it is possible that as we test MLE-301 or any other product candidate in larger, longer and more extensive clinical programs, or as use of any current or future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be observed or reported by subjects. If clinical testing indicates that MLE-301 or any future product candidate has side effects or causes serious or life-threatening side effects, we may need to change the design of ongoing clinical trials or adjust dosing levels in ongoing or future clinical trials, and the development of the product candidate may be delayed or terminated entirely. Further, if the product candidate has received regulatory approval, such approval may be revoked, which would materially harm our business, prospects, operating results and financial condition.
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
We are aware of a number of other clinical stage companies that are working to develop drugs that would compete, directly or indirectly, against MLE-301 for the treatment of VMS.
Astellas is developing fezolinetant and has announced the initiation of their Phase 3 VMS program. KaNDy Therapeutics has recently announced preliminary positive topline Phase 2b data for NT-814, a dual NK1/3 receptor antagonist, with full trial results yet to be disclosed. Sojournix is currently studying SJX-653 in a Phase 2 trial. Additionally, Acer Therapeutics has announced their intentions to develop osanetant, an NK3R antagonist, for induced vasomotor symptoms stemming from hormonal therapies used to treat breast and prostate cancer, but have not announced intentions of developing this product candidate for menopausal vasomotor symptoms.
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
Any inability to successfully complete clinical development of a product candidate could result in additional costs or impair or eliminate our ability to generate revenue from future sales of such product candidate, if approved, or from any regulatory and commercialization milestone with respect to such product candidate. In addition, if we make manufacturing or formulation changes to MLE-301 or any future product candidates, we may need to conduct additional testing to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize MLE-301 or any future product candidates, or allow our competitors to bring comparable drugs to market before we do, which could impair our ability to successfully commercialize MLE-301 or any future product candidates, and may harm our business, financial condition and results of operations.
Established pharmaceutical and biotechnology companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make MLE-301 or any future product candidate less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing and receiving FDA or other regulatory authority approval, or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.
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
We have received orphan drug designation from the FDA and the EMA for previous product candidates, and we may seek orphan drug designation, where applicable, for our current product candidates in additional indications or for our future product candidates. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for any of our current or future product candidates, in any applicable indication. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the product candidate from the competition of different products or drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same product for the same disease if the FDA concludes that the later product is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective, the prevalence of the orphan disease is found to increase such that the qualifying criterion is no longer met or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop and seek it for, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidates to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.
If we are not able to obtain required regulatory approvals, we will not be able to commercialize MLE-301 or any future product candidate and our ability to generate revenue will be harmed.
MLE-301 and any future product candidate, and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for MLE-301 and any future product candidate or failure to meet post-marketing requirements will prevent us from commercializing MLE-301 and any future product candidate.
We have not yet received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that MLE-301 or any future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.
The time required to obtain approval of an NDA by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Prior to submitting an NDA to the FDA or an equivalent application to other foreign regulatory authorities for approval of MLE-301 for the treatment of VMS, we will need to complete its currently planned registration clinical trials and any additional trials that the FDA may require us to complete.
Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with MLE-301, we may:
•be delayed in obtaining marketing approval for MLE-301, if at all;
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
We may rely on third-party CROs and consultants to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each disease to establish the safety and efficacy of MLE-301 and any future product candidate for that disease. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.
Even if we obtain regulatory approval for MLE-301 or future product candidates, we will remain subject to ongoing regulatory oversight.
Even if we obtain any regulatory approval for MLE-301 or future product candidates, the approved product will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. For example, we must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising and the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling. In addition, any regulatory approvals that we receive for MLE-301 or future product candidates may also be subject to REMS limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the drug.
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
If we fail to comply with applicable regulatory requirements following approval of MLE-301 or future product candidates, a regulatory authority may, among other things:
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize MLE-301 or future product candidates, and harm our business, financial condition and results of operations.
In addition, the FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could suspend or restrict regulatory approval of MLE-301 or future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would harm our business, financial condition and results of operations.
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
•the prevalence and severity of any side effects; and
•any restrictions on the use of our drugs, once approved, together with other medications.
If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.
Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if and when approved, may require significant resources and may never be successful. If the actual number of patients is smaller than we estimate for any disease that we are targeting, if we cannot raise awareness of these diseases and diagnosis is not improved, or if we are not able to find market acceptance for our products in comparison to competitive products, our revenue and ability to achieve profitability may be adversely affected. Because we expect sales of MLE-301, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of MLE-301 to find market acceptance would harm our business.

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
In the event we seek to establish our own sales, marketing and distribution capabilities, there will be significant expenses and risks involved, including with our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. These expenses and risks will be more significant in the event we seek to commercialize product candidates targeting larger indications, such as MLE-301, on our own. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization.
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
If we are unable to negotiate a collaborative relationship for the commercialization of our product candidates, we may be forced to delay our potential commercialization or reduce the scope of our sales or marketing activities for them. If we elect to increase our expenditures to fund commercialization activities itself, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market or generate product revenue. We could enter into arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business and results of operations.
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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. If approved, sales of MLE-301 and any future product candidate outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for MLE-301 or any future product candidate in the European Union from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of MLE-301 or any future product candidate in certain countries.
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for MLE-301 or any future product candidate may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of MLE-301 or any future product candidate will be negatively impacted, and our business, prospects, financial condition and results of operations could be harmed.
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
In addition, in December 2017, we acquired Alizé Pharma SAS, or Alizé, a biopharmaceutical company based in Lyon, France. As of July 1, 2020, we had 23 employees located in the United States and 2 employees located in France. Our past and current global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize MLE-301 or any future product candidates outside of the United States:
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
OvaScience was subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. OvaScience’s prior operations involved the use of hazardous and flammable materials, including chemicals and biological materials. OvaScience’s prior operations also produced hazardous waste products. OvaScience generally contracted with third-parties for the disposal of these materials and wastes. In the event of contamination or injury resulting from OvaScience’s use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize MLE-301 and any future product candidates that we develop.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell any future product candidates profitably. These legislative and regulatory changes may negatively impact the coverage and available reimbursement for MLE-301 and any future product candidates we may commercialize, following approval, if obtained.
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
There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of PPACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear when such oral arguments are to be held and when a decision is expected to be made. It is also unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.
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
The UM License Agreement provides certain patent rights and proprietary technology from the University of Michigan that are important or necessary to the development of nevanimibe. In addition, we rely upon the Roche License Agreement to certain patent rights and proprietary technology from Roche that are important or necessary to the development of MLE-301. As of June 30, 2020, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. In addition, as of June 30, 2020, with respect to MLE-301 patent rights, we owned one pending U.S. patent application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third-parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.
The licenses granted under the UM License Agreement and Roche License Agreement, respectively, are revocable under certain circumstances including if we cease to do business, fail to make the payments due thereunder, commit a material breach of the agreement that is not cured within a certain time period after receiving written notice or fail to meet certain specified development and commercial timelines. In particular, due to our decision to cease investing in the nevanimibe program, we do not expect to meet the development and commercial timelines set forth in the UM License Agreement. As a result, we expect the licenses granted under the UM License Agreement to be revocable beginning January 1, 2021. In the event of any revocation of our licenses, our ability to out-license nevanimibe for a particular drug indication may be diminished.
Additionally, termination of the UM License Agreement or Roche License Agreement may result in us having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean, in the case of the Roche License Agreement, that we are unable to develop or commercialize MLE-301. Additionally, the UM License Agreement, Roche License Agreement and other licenses we may enter into in the future may not provide exclusive rights to use such intellectual property and technology at all, in all relevant fields of use and/or in all territories in which we may wish to develop or commercialize our product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products, including in territories included in the UM License Agreement and Roche License Agreement.
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
We currently depend, and will continue to depend, on the Roche License Agreement. If Roche terminates the Roche License Agreement due to a breach of any of our material obligations under the Roche License Agreement or due to our insolvency, or if we terminate the Roche License Agreement without cause, the rights and licenses granted by Roche to us under the Roche License Agreement will terminate on the effective date of the termination. In such event, if Roche provides us with timely notice, and to the extent reasonably requested by Roche, we must transfer to Roche all regulatory filings and approvals, all final preclinical, non-clinical and clinical study reports and clinical study protocols, trademarks, and all data, including clinical data, materials and information, in our possession and control related to MLE-301 necessary or reasonably useful for Roche to continue to develop and commercialize MLE-301. Further, if the effective date of such a termination is after the first commercial sale of the first MLE-301 product, Roche shall have a worldwide, non-exclusive, sublicensable, transferable license to research, develop, manufacture, and sell MLE-301 compounds and products. In such event, Roche would pay to us royalty fees with respect to the sale of those compounds and products. Further development and commercialization of MLE-301 may, and development of any future product candidates may, require us to enter into additional license, assignment or collaboration agreements. The agreements under which we currently hold or license intellectual property or technology from third-parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
These risks apply to any agreements that we may enter into in the future for MLE-301 or for any future product candidates. If we experience any of the foregoing, it would have a material adverse effect on our business, financial condition and results of operations.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates such as MLE-301, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Further, we may not elect to extend the most beneficial patent to us or the claims underlying the patent that we choose to extend could be invalidated. If any of the foregoing occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing its clinical and preclinical data and launch their drug earlier than might otherwise be the case.
Intellectual property rights do not necessarily address all potential threats to our business.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds or formulations that are similar to our MLE-301 formulation but that are not covered by the claims of the patents that we own or control;
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
Our commercial success depends, in part, upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell MLE-301 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third-parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to MLE-301 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third-parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third-parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse effect on our ability to commercialize MLE-301 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third-parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing MLE-301 or any future product candidates or force us to cease some or all of our business operations, which would have a material adverse effect on our business. Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar material adverse effect on our business. Even if we prevail in such infringement claims, patent litigation can be expensive and time consuming, which would harm our business, financial condition and results of operations.
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
Filing, prosecuting and defending patents covering MLE-301 and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own drugs and, further, may export otherwise infringing drugs to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These drugs may compete with our drugs in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
Our reliance on third-parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
If we rely on third-parties to manufacture and commercialize MLE-301 or any future product candidates, or if we collaborate with third-parties for the development of MLE-301 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third-parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third-parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
Risks Related to Our Dependence on Third-Parties
We do not have our own manufacturing capabilities and will rely on third-parties to produce clinical and commercial supplies of MLE-301 and any future product candidates.
We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on contract manufacturing organizations, or CMOs, to produce MLE-301 for our clinical trials. Additionally, we rely on CMOs with respect to the manufacture of drug product for our clinical trials, including for filing and packaging. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replenish the supply or replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we or our manufacturer are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
We will need to rely on third-party manufacturers to supply us with sufficient quantities of MLE-301 to be used, if approved, for its commercialization. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates ourselves, including:
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
We may not be successful in finding strategic collaborators for continuing development of MLE-301 or successfully commercializing or competing in the market for certain diseases.
We may seek to develop strategic partnerships for developing and commercializing MLE-301, due to capital costs required to develop the product candidate, manufacturing constraints or anticipated commercialization costs. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for MLE-301 because our research and development pipeline may be insufficient or third-parties may not view MLE-301 as having the requisite potential to demonstrate safety and efficacy. In addition, we may be restricted under an existing collaboration agreement from entering into a future agreement with a potential collaborator. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.
If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of our product candidates, reduce or delay the development programs, delay potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop MLE-301, which could harm our business, financial condition and results of operations.

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
Quarantines, shelter-in-place and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Currently, we expect no material impact on the clinical supply of MLE-301.
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
We are seeking opportunities for a potential expansion of our pipeline, and as a result of such activities, we may acquire companies, technologies or product candidates that we believe could complement or expand our business. Integrating the operations of acquired businesses successfully or otherwise realizing any of the anticipated benefits of acquisitions involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In April 2020, we announced our decision to discontinue the development of livoletide as a potential treatment for PWS. In connection with the discontinuation of the livoletide program in PWS, we eliminated employee positions representing approximately 30% of our prior headcount (the “restructuring”). The restructuring could harm our ability to attract and retain qualified personnel. The restructuring could also result in reduced morale and productivity among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors. A number of factors could influence the volatility in the trading price of our common stock, including changes in the economy or in the financial markets, including recently in connection with the ongoing COVID-19 pandemic, industry-related developments, and the impact of material events and changes in our operations, including as a result of our recent announcements that we have discontinued our livoletide program in PWS and ceased investing in our nevanimibe program. Worsening economic conditions and other adverse effects or developments relating to our business or the ongoing COVID-19 pandemic may negatively affect the market price of our common stock. The market price for our common stock is likely to continue to be volatile, particularly due to the ongoing COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of June 30, 2020, we had 18,999,701 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
As of June 30, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 32.8% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, due to recent changes in SEC rules related to smaller reporting companies, we do not expect to be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2020. For the year ended December 31, 2018, we were unable to conduct the required assessment primarily due to the Merger occurring in the fourth quarter of 2018 and the substantial change in operational focus, management and the internal control environment following the Merger. As a result, we provided our first internal control assessment with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes, cash repatriation restrictions and possible withholding taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
We did not sell any unregistered securities during the three months ended June 30, 2020.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the three months ended June 30, 2020.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019 File No. 001-35890)

3.2
Third Amended and Restated Bylaws, as Amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2018 File No. 001-35890)

10.1
Amendment to the Millendo Therapeutics, Inc. (formerly OvaScience, Inc.) 2012 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2020 File No. 001-35890)

10.2
Amendment to the Millendo Therapeutics, Inc. 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2020 File No. 001-35890)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Incline XBRL document or included within the Exhibit 101 attachments.
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
Date: August 10, 2020