Form 10-Q
period 2020-09-30
Millendo Therapeutics, Inc.
filed 2020-11-09
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2020 was 18,999,701.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our plans, estimates and beliefs and include, but are not limited to, statements about our plans to develop and commercialize our product candidates; the initiation, timing, progress and results of current and future clinical trials of MLE-301, a selective neurokinin 3 receptor (NK3R) antagonist, for the treatment of vasomotor symptoms (“VMS”) in menopausal women, including our Phase 1 clinical trial of MLE-301, the impact of our discontinuation of the development of livoletide as a potential treatment of patients with Prader-Willi syndrome (“PWS”); the impact of ceasing the investment in the development of nevanimibe as a potential treatment for classic congenital adrenal hyperplasia (“CAH”); the timing of and our ability to obtain and maintain regulatory approvals for our product candidates; the impact of the COVID-19 pandemic on our business, preclinical studies and clinical development programs and timelines, our financial condition and results of operations; and our estimates regarding future revenue, if any, future expenses, the funding of our operations, including whether our existing cash, cash equivalents and restricted cash will be sufficient to fund our current operating plans into 2022, as well as our future capital requirements and needs for additional financing. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” A summary of selected risks associated with our business are set forth below.
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
SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled "Risk Factors." These risks include, among others, the following:

•We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history and have never generated any revenue from product sales, which may make it difficult to assess our future viability.
•We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain capital when needed may force us to delay, limit or terminate certain of our development programs, future commercialization efforts or other operations.
•Raising additional capital by issuing equity or debt securities may cause dilution to our existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
•We may be required to make payments under licenses applicable to nevanimibe and MLE-301.
•We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.
•Our future success is dependent on the successful clinical development, regulatory approval and subsequent commercialization of MLE-301 and any future product candidates. If we are not able to obtain the required regulatory approvals, we will not be able to commercialize our current or future product candidates and our ability to generate revenue will be adversely affected.
•Preclinical studies or earlier clinical trials are not necessarily predictive of future results and the results of our clinical trials may not support our MLE-301 claims.

•We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•If we are not able to obtain required regulatory approvals, we will not be able to commercialize MLE-301 or any future product candidate and our ability to generate revenue will be harmed.
•If we are unable to establish sales, marketing and distribution capabilities, either on our own or in collaboration with third-parties, we may not be successful in commercializing our product candidates, if approved.
•Even if we obtain and maintain approval for our current and future product candidates from the FDA, we may nevertheless be unable to obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.
•If we are not able to obtain orphan drug designations or exclusivity for any of our current or future product candidates for which we seek such designation, the potential profitability of any such product candidates could be limited.
•We rely on the availability of licenses for intellectual property from third-parties and these licenses may not be available to us on commercially reasonable terms, or at all.
•If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
•We jointly own patents and patent applications with third-parties. Our ability to exploit or enforce these patent rights, or to prevent the third-party from granting licenses to others with respect to these patent rights, may be limited in some circumstances
•We do not have our own manufacturing capabilities and will rely on third-parties to produce clinical and commercial supplies of MLE-301 and any future product candidates.
•We rely on third-parties to conduct, supervise and monitor our clinical trials, and if those third-parties perform in an unsatisfactory manner, it may harm our business.
•Our business, preclinical studies and clinical development programs and timelines, our financial condition and results of operations could be materially and adversely affected by the current COVID-19 pandemic.
•We are highly dependent on the services of our key executives and personnel, including Julia C. Owens, Ph.D., our chief executive officer, Christophe Arbet-Engels, M.D., Ph.D., our chief medical officer, and Ryan Zeidan, Ph.D., our chief development officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MILLENDO THERAPEUTICS, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$43,212	$62,478
Short-term restricted cash	540	1,034
Prepaid expenses and other current assets	2,093	6,344
Refundable tax credit	244	1,276
Total current assets	46,089	71,132
Operating lease right-of-use assets	2,360	3,331
Other assets	389	507
Total assets	$48,838	$74,970
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$222	$208
Accounts payable	1,733	1,495
Accrued expenses	4,267	9,066
Operating lease liabilities — current	899	1,751
Total current liabilities	7,121	12,520
Debt, net of current portion	117	168
Operating lease liabilities	1,786	2,395
Other liabilities	—	16
Total liabilities	9,024	15,099
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 18,999,701 and 18,266,545 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	19	18
Additional paid-in capital	276,551	267,018
Accumulated deficit	(237,698)	(208,654)
Accumulated other comprehensive income	274	165
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	39,146	58,547
Equity attributable to noncontrolling interests	668	1,324
Total stockholders’ equity	39,814	59,871
Total liabilities and stockholders’ equity	$48,838	$74,970
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,676	$7,308	$16,682	$19,493
General and administrative	3,380	4,443	12,113	13,075
Loss from operations	6,056	11,751	28,795	32,568
Other expenses (income):
Interest expense (income), net	$8	$(238)	$(159)	$(866)
Other loss	310	119	408	167
Net loss	$(6,374)	$(11,632)	$(29,044)	$(31,869)
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.87)	$(1.54)	$(2.38)
Weighted-average shares of common stock outstanding, basic and diluted	18,999,701	13,420,614	18,816,481	13,386,381
Other comprehensive income (loss):
Foreign currency translation adjustment	$156	$(17)	$109	$(25)
Comprehensive loss	$(6,218)	$(11,649)	$(28,935)	$(31,894)
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at July 1, 2020	18,999,701	$19	$275,463	$(231,324)	$118	$44,276	$668	$44,944
Stock-based compensation expense	—	—	1,088	—	—	1,088	—	1,088
Foreign currency translation adjustment	—	—	—	—	156	156	—	156
Net loss	—	—	—	(6,374)	—	(6,374)	—	(6,374)
Balance at September 30, 2020	18,999,701	$19	$276,551	$(237,698)	$274	$39,146	$668	$39,814

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	18,266,545	$18	$267,018	$(208,654)	$165	$58,547	$1,324	$59,871
Issuance of common stock, net of issuance costs	719,400	1	5,649	—	—	5,650	—	5,650
Exercise of stock options	1,449	—	2	—	—	2	—	2
Exercise/forfeiture of BSPCE warrants	12,307	—	734	—	—	734	(656)	78
Stock-based compensation expense	—	—	3,148	—	—	3,148	—	3,148
Foreign currency translation adjustment	—	—	—	—	109	109	—	109
Net loss	—	—	—	(29,044)	—	(29,044)	—	(29,044)
Balance at September 30, 2020	18,999,701	$19	$276,551	$(237,698)	$274	$39,146	$668	$39,814

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at July 1, 2019	13,412,058	$13	$237,136	$(184,323)	$140	$52,966	$2,059	$55,025
Exercise of stock options	51,278	—	194	—	—	194	—	194
Exercise/forfeiture of BSPCE warrants	9,601	—	367	—	—	367	(304)	63
Stock-based compensation expense	—	—	1,196	—	—	1,196	—	1,196
Foreign currency translation adjustment	—	—	—	—	(17)	(17)	—	(17)
Net loss	—	—	—	(11,632)	—	(11,632)	—	(11,632)
Balance at September 30, 2019	13,472,937	$13	$238,893	$(195,955)	$123	$43,074	$1,755	$44,829

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Exercise of stock options	97,225	—	360	—	—	360	—	360
Exercise/forfeiture of BSPCE warrants	17,713	—	527	—	—	527	(416)	111
Stock-based compensation expense	—	—	3,130	—	—	3,130	—	3,130
Foreign currency translation adjustment	—	—	—	—	(25)	(25)	—	(25)
Net loss	—	—	—	(31,869)	—	(31,869)	—	(31,869)
Balance at September 30, 2019	13,472,937	$13	$238,893	$(195,955)	$123	$43,074	$1,755	$44,829

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(29,044)	$(31,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115	52
Stock-based compensation expense	3,148	3,130
Foreign currency remeasurement loss	395	—
Amortization of right-of-use asset	748	719
Loss on disposal of equipment	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,243	(505)
Other assets	21	175
Accounts payable	280	812
Accrued expenses and other liabilities	(4,805)	(1,204)
Operating lease liabilities	(1,239)	(841)
Cash used in operating activities	(25,132)	(29,531)
Investing activities:
Purchase of property and equipment	(26)	(364)
Proceeds from sale of marketable securities	—	4,385
Cash (used in) provided by investing activities	(26)	4,021
Financing activities:
Repayment of debt	(53)	(134)
Payment of financing costs	(197)	(245)
Proceeds from the issuance of common stock, net of issuance costs	5,650	—
Proceeds from option and BSPCE warrant exercises	78	471
Repayment of principal on finance lease	(28)	(9)
Cash provided by financing activities	5,450	83
Effect of foreign currency exchange rate changes on cash	(52)	5
Net decrease in cash, cash equivalents and restricted cash	(19,760)	(25,422)
Cash, cash equivalents and restricted cash at beginning of period	63,512	73,770
Cash, cash equivalents and restricted cash at end of period	$43,752	$48,348
Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets acquired under operating leases	$—	$3,414
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
The Company has a selective neurokinin 3 receptor (NK3R) antagonist (MLE-301) in its research and development pipeline, which it is developing as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. The Company is also actively pursuing additional pipeline assets in treatment areas where it has knowledge and experience in developing drug product candidates. The Company seeks to identify assets that complement its current portfolio.
The Company had been developing livoletide (AZP-531) as a potential treatment for Prader-Willi syndrome (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company discontinued the development of livoletide as a potential treatment for PWS in April 2020 based upon results from its Phase 2b trial. All costs, including estimated closeout costs associated with the livoletide program were recognized during the second quarter, which resulted in the Company recording $3.1 million in the second quarter of 2020. The Company recorded additional expense in the third quarter of 2020 related to the livoletide program, which reflects changes to estimated closeout costs. The Company does not expect to incur future material expenses related to this program.
In an effort to streamline costs after discontinuing the PWS program, the Company eliminated employee positions representing approximately 30% of its prior headcount, which were completed in the second quarter of 2020. The Company recorded one-time costs of $1.1 million in the form of termination benefits related to this plan in the second quarter of 2020.
The Company had also been developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia, (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company elected to cease investing in the development of nevanimibe as a potential treatment for CAH in June 2020 based on an interim review of data from its Phase 2b trial. All costs, including estimated closeout costs associated with the nevanimibe program for the treatment of CAH were recognized during the second quarter of 2020. The Company recorded additional expense in the third quarter of 2020 related to the nevanimibe program, which reflects changes to estimated close out costs. The Company does not expect to incur future material expenses related to this program.
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
Liquidity
The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidate. As of September 30, 2020, the Company had cash, cash equivalents and restricted cash of $43.8 million and an accumulated deficit of $237.7 million.
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
The Company will require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities and to obtain regulatory approval for or to commercialize its product candidate. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidate become an approved drug. The regulatory approval and market acceptance of the Company’s proposed future product (if any), length of time and cost of developing and commercializing the product candidate and/or failure of it at any stage of the drug approval process will materially affect the Company’s financial condition and future operations. The Company believes its cash, cash equivalents and restricted cash at September 30, 2020 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.
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
Unaudited Interim Consolidated Financial Statements
The Company has prepared the accompanying unaudited Interim Consolidated Financial Statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited Interim Consolidated Financial Statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (amounts shown as common stock equivalents):

	September 30,
	2020	2019
Stock options	3,754,176	2,588,235
Common stock warrants	17,125	17,125
BSA and BSPCE warrants	48,265	126,699
	3,819,566	2,732,059
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
3. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$37,635	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$59,382	$—	$—

4. Accrued Expenses
Accrued expenses consist of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Compensation and related benefits	$1,602	$2,042
Professional fees	1,198	2,929
Preclinical and clinical costs	1,002	1,820
Insurance premiums	119	1,423
Other	346	852
Total	$4,267	$9,066
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
During the three and nine months ended September 30, 2020 the Company made $53,000 in principal payments under the Bpifrance Advance agreement due to the fact that in April 2020, Bpifrance provided a six month deferral of principal payments to support businesses as a result of the COVID-19 pandemic. During the third quarter the Company resumed normal principal payments under the Bpifrance Advance agreement. During the three and nine months ended September 30, 2019, the Company made principal payments of $44,000 and $134,000, respectively. At September 30, 2020, the balance outstanding was $0.3 million (or €0.3 million).
6. Commitments and Contingencies
Operating Leases
The Company has noncancellable operating leases for office and laboratory space which have remaining lease terms between approximately two months and four years. In connection with privately-held Millendo Therapeutics, Inc.'s merger with OvaScience, Inc. in December 2018 (the “Merger”), the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The sublease commenced on January 15, 2019 and expires in November 2020. The total minimum sublease rentals to be received under the Waltham, Massachusetts agreement is $0.6 million. The remaining sublease rentals to be received as of September 30, 2020 is $58,000. In February 2019 and October 2018, the Company entered into two additional noncancellable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts. This lease was scheduled to expire on September 30, 2020; however, in June 2020 the Company exercised its right to terminate the lease early such that the lease terminated on August 11, 2020. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants. In January 2020, the Company terminated its office lease agreement in Lyon, France.

As of September 30, 2020, the operating lease ROU asset and the operating lease liabilities were $2.4 million and $2.7 million, respectively. The weighted average discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to ten years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three and nine months ended September 30, 2020. The weighted average remaining term of the Company’s noncancellable operating leases is 3.43 years.
Rent expense related to the Company's operating leases was approximately $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively and approximately $0.7 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company recognizes rent expense on a straight-lined basis over the lease period and has accrued for rent expense incurred but not yet paid.
Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.5 million and $1.4 million during the three and nine months ended September 30, 2020, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.5 million and $1.0 million during the three and nine months ended September 30, 2019, respectively. The Company received approximately $87,000 and $0.3 million in sublease payments related to its Waltham, Massachusetts lease during the three and nine months ended September 30, 2020, respectively. The Company received approximately $86,000 and $0.2 million in sublease payments related to its Waltham, Massachusetts lease during the three and nine months ended September 30, 2019, respectively.
Future minimum rental payments under the Company’s noncancellable operating leases at September 30, 2020 is as follows (amounts in thousands):

2020 (excluding the nine months ended September 30, 2020)	$354
2021	760
2022	783
2023	806
2024	302
Thereafter	—
Total	$3,005
Present Value Adjustment	(320)
Lease liability at September 30, 2020	$2,685

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. On June 30, 2020, the parties filed a further status report requesting that the court continue the stay. The court has scheduled a conference for January 7, 2021 to review the status of the case. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the court granted leave for the lead plaintiff to file a second amended complaint under seal and permitted the defendants to file a motion to strike the second amended complaint. On December 30, 2019, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. The mediation was unsuccessful. The Company filed a motion to strike the second amended complaint on May 1, 2020. The Company believes that the amended complaint and the second amended complaint are without merit. The parties have agreed to participate in a second mediation session on November 10, 2020. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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
The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2019 Plan was 2,919,872 shares, which is the sum of (i) 534,320 shares, (ii) the number of unallocated shares remaining available for grant under the Prior Plans as of the effective date of the 2019 Plan, and (iii) the Prior Plans’ Returning Shares (as defined below), as such shares become available from time to time. The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.
The term “Prior Plan’s Returning Shares” refers to the following shares of the Company's common stock subject to any outstanding stock award granted under either of the Prior Plans: shares of common stock subject to awards that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award. The foregoing includes shares subject to outstanding awards under the OvaScience 2011 Stock Incentive Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.
The following shares of the Company’s common stock under the 2019 Plan (collectively, the “2019 Plan Returning Shares”) will also become available again for issuance under the 2019 Plan: (i) any shares subject to a stock award that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued, (ii) any shares subject to a stock award that are not issued because such stock award is settled in cash; (iii) any shares issued pursuant to a stock award that are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; and (iv) any shares reacquired by the Company in satisfaction of tax withholding obligations on a stock award or as consideration for the exercise or purchase price of a stock award.
The aggregate number of shares of the Company’s common stock that may be issued under the 2019 ESPP is 133,580 shares, plus the number of shares of the Company’s common stock that are automatically added on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by the lesser of (i) 1% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or (ii) 133,580 shares of the Company's common stock, unless a lesser number of shares is determined by the Board. Pursuant to the terms of the 2019 Employee Stock Purchase Plan, an additional 133,580 shares were added to the number of available shares effective January 1, 2020.
The Company measures employee and nonemployee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$258	$180	$731	$981
General and administrative	830	1,016	2,417	2,149
Total	$1,088	$1,196	$3,148	$3,130
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

The following table summarizes the activity related to stock option grants to employees and nonemployees for the nine months ended September 30, 2020:

	Shares	Weighted average exercise price per share	Weighted-average remaining contractual life (years)
Outstanding at December 31, 2019	2,498,606	$17.18	7.7
Granted	1,824,375	4.77
Exercised	(1,449)	1.08
Forfeited	(567,356)	13.81
Outstanding at September 30, 2020	3,754,176	$11.67	8.0
Vested and exercisable at September 30, 2020	1,358,519	$20.83	6.0
Vested and expected to vest at September 30, 2020	3,754,176	$11.67	8.0
As of September 30, 2020, the unrecognized compensation cost related to 2,395,657 unvested stock options expected to vest was $9.1 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years. There were no stock options exercised during the three months ended September 30, 2020. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 was $1,000. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2019 was $0.5 million. The aggregate intrinsic value of both options outstanding and options exercisable as of September 30, 2020 was $44,000. The options granted during the three and nine months ended September 30, 2020 had an estimated weighted-average grant date fair value of $1.12 and $3.18, respectively. The grant date fair value of each option grant was estimated during the three and nine months ended September 30, 2020 and 2019 using the following assumptions within the Black-Scholes option-pricing model:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Expected term (in years)	6.08	6.08	5.75	6.02
Expected volatility	77%	81%	77%	80%
Risk-free interest rate	0.36%	1.51%	0.87%	2.23%
Expected dividend yield	0%	0%	0%	0%
At the time of the Alizé acquisition, Alizé had 6,219 nonemployee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted-average exercise prices of €80.06 and €83.40, respectively. As of September 30, 2020, all BSA and BSPCE warrants were vested. During the three months ended September 30, 2020, no shares were exercised. During the nine months ended September 30, 2020, 910 BSPCE warrants were exercised resulting in the issuance of 12,307 shares of the Company’s common stock. In addition, during the three months ended September 30, 2020, there were no BSA and BSPCE warrants forfeited and during the nine months ended September 30, 2020, a total of 2,586 BSA and BSPCE warrants were forfeited. As of September 30, 2020, there were an aggregate of 48,265 shares of common stock issuable upon the exercise of the BSA and BSPCE warrants with a weighted-average exercise price of $7.49 per share. These instruments are included in the equity attributable to noncontrolling interests.
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
Overview
We are a clinical stage biopharmaceutical company primarily focused on developing novel treatments for endocrine diseases where current therapies do not exist or are insufficient. We seek to leverage our understanding of recent biological discoveries in endocrinology to continue to advance and build our pipeline in order to improve the lives of patients. We are currently developing MLE-301, a selective neurokinin 3 receptor (NK3R) antagonist, as a potential treatment of vasomotor symptoms (“VMS”) in menopausal women. We are also actively pursuing additional pipeline assets in treatment areas where we have knowledge and experience in developing drug product candidates. We seek to identify assets that complement our current portfolio.
VMS are commonly known as hot flashes and night sweats in menopausal women. The sensations of heat and/or perspiration associated with VMS can occur frequently, generally lasting several minutes, and are often preceded or followed by sensations of cold and/or shivering. VMS interfere with the lives of affected women in a number of ways, including disrupting patients’ ability to sleep and concentrate and causing anxiety and depression. VMS are experienced by up to 70% of women as they advance through menopause. We believe that over 20 million women in the United States experience VMS at any given time and that these patients are motivated to seek medical treatment for relief.
In September 2020, we initiated our Phase 1 clinical trial of MLE-301. The first-in-human trial is designed to evaluate the safety and tolerability of MLE-301. The Phase 1 single ascending dose portion of the trial is being conducted in healthy male volunteers, to determine the pharmacokinetics of MLE-301 and its pharmacodynamic profile as measured by reductions of biomarkers (luteinizing hormone, testosterone). The Phase 1 multiple ascending dose portion will enroll post-menopausal women, with the goals of measuring reductions in VMS frequency and severity and establishing of initial clinical proof of concept. The Phase 1 clinical trial is supported by preclinical studies in which we observed potency and selectivity for the NK3R receptor, the potential for once-daily dosing, and testosterone lowering results consistent with the expected activity of an NK3R antagonist. We expect to initiate a Phase 2 clinical trial of MLE-301 in patients with VMS in 2021.
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
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $6.4 million and $11.6 million for the three months ended September 30, 2020 and 2019, respectively, and $29.0 million and $31.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $237.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.
COVID-19 Business Update

With the global impacts of the ongoing COVID-19 pandemic continuing in the third quarter of 2020, we are maintaining the cross-functional task force and business continuity plans we established and implemented in the first quarter of 2020, which are designed to address and mitigate the impact of the COVID-19 pandemic on our employees, operations and our business. While we are experiencing limited financial impacts from the pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations, growth prospects, preclinical studies and clinical development programs and timelines, including our ongoing Phase 1 clinical trial of MLE-301, could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our global workforce transitioned to working remotely. Throughout the third quarter of 2020, we continued our plan to allow some employees to return to the office voluntarily, which was based on a phased approach that is principles-based, flexible and local in design, with a focus on employee safety and optimal work environment. Our current plans remain fluid as federal, state and local guidelines, rules and regulations continue to evolve.
Supply Chain
We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We currently expect to have adequate global supply of MLE-301 to support our ongoing preclinical studies and our ongoing Phase 1 clinical trial, which we initiated in the third quarter of 2020. If the COVID-19 pandemic persists for an extended period of time and further impacts essential distribution systems such as express package and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to conduct clinical and preclinical trials.
Clinical Development
With respect to clinical development, we are prepared to take measures as needed to implement remote and virtual approaches, including remote patient monitoring and home delivery of drug treatments where possible, to maintain patient safety and trial continuity and to preserve study integrity. As the COVID-19 pandemic continues, it is possible that there will be an impact on our ability to initiate trial sites, enroll and assess patients and maintain patient enrollment, including in the ongoing Phase 1 clinical trial of MLE-301. We could also see an impact on our ability to acquire supplies of study drug, report trial results or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third-parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory Activities
We have not experienced, to date, any significant delays with respect to regulatory reviews or interactions with regulatory authorities as a result of the COVID-19 pandemic. Neither the U.S. Food and Drug Administration (the "FDA") or other regulatory authorities such as the European Medicines Agency (the "EMA"), has notified us of any COVID-19-related delays in reviews impacting our clinical or preclinical programs. However, it is possible that we could experience substantial delays in the timing of regulatory reviews or interactions with the FDA, EMA, or other regulatory authorities due to, for example, absenteeism by governmental employees or the diversion of regulators' efforts and attention to approval of other therapeutics or other activities related to COVID-19.
Corporate Development
With our strong cash balance, we anticipate having sufficient liquidity to make strategic investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and restricted cash as of September 30, 2020 will fund our planned operations into 2022. However, our operating plan has recently changed due to discontinuations and revaluations of our clinical trial programs and may change further as a result of our ongoing strategic review or other factors currently unknown to us. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. In addition, the COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
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
The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Livoletide expenses	$83	$3,850	$8,053	$9,881
Nevanimibe expenses	145	867	882	2,595
MLE-301 expenses	1,312	838	2,739	1,282
Personnel expenses	1,006	1,529	4,515	5,054
Other expenses	130	224	493	681
Total	$2,676	$7,308	$16,682	$19,493
Our research and development costs related to livoletide and nevanimibe have decreased significantly due to our decision to discontinue the livoletide program and our decision to cease investing in the development of nevanimibe based on results from the Phase 2b ZEPHYR study in PWS and the Phase 2b clinical study in CAH, respectively. All costs, including estimated program closeout costs associated with these programs, were recognized during the second quarter of 2020. Any revisions to estimated program closeout costs have been recognized as of September 30, 2020. Future expenses may be recorded as a result of changes to these estimated costs as closeout activities continue. We expect our research and develop costs related to MLE-301 to increase as we continue preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial of MLE-301.
The successful development of our current product candidate or any future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of MLE-301. We are also unable to predict when, if ever, material net cash inflows may commence from sales of MLE-301 or any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:
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
Interest expense (income), net
Interest expense (income) represents amounts earned on our cash, cash equivalents and restricted cash balances.
Results of operations
Comparison of the three months ended September 30, 2020 and 2019
The following table summarizes our operating results for the periods indicated:

	Three Months Ended September 30,
	2020	2019	Change
	(dollars in thousands)
Operating expenses:
Research and development	$2,676	$7,308	$(4,632)	(63.4)%
General and administrative	3,380	4,443	(1,063)	(23.9)
Loss from operations	6,056	11,751	(5,695)	(48.5)
Other expenses (income):
Interest expense (income), net	8	(238)	246	(103.4)
Other loss	310	119	191	160.5
Net loss	$(6,374)	$(11,632)	$5,258	(45.2)%

Research and development expense
Research and development expense decreased by $4.6 million to $2.7 million for the three months ended September 30, 2020 from $7.3 million for the three months ended September 30, 2019. The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(dollars in thousands)
Preclinical and clinical development expense	$1,540	$5,555	$(4,015)	(72.3)%
Compensation expense, other than stock-based compensation	748	1,349	(601)	(44.6)
Stock-based compensation expense	258	180	78	43.3
Other expenses	130	224	(94)	(42.0)
Total research and development expense	$2,676	$7,308	$(4,632)	(63.4)%
The decrease in total research and development expense is attributable to:
•a $4.0 million decrease in preclinical and clinical development expense primarily related to decreased spend due to discontinuing our development of the livoletide program and ceasing investment in the nevanimibe programs offset by increased spend on MLE-301;

•a $0.6 million decrease in compensation expense, other than stock-based compensation primarily due to the reduction in force completed in the second quarter of 2020, as a result of the discontinuance of our livoletide program; and
•a $0.1 million increase in stock-based compensation expenses primarily related to additional options granted in 2020.
General and administrative expense
General and administrative expense decreased by $1.1 million to $3.4 million for the three months ended September 30, 2020 from $4.4 million for the three months ended September 30, 2019. The decrease was primarily due to lower professional fees and compensation expenses, including stock-based compensation. Professional fees decreased $0.8 million as a result of lower accounting fees and consulting fees incurred as compared to the prior period. The decrease in these fees was due to decreased expenditure on preparations for certain public reporting requirements in 2020 as compared to 2019, as well as lower consulting fees incurred related to assessing market opportunities for previous product candidates. Compensation and stock-based compensation decreased by $0.3 million as a result of a decrease in our general and administrative headcount and changes to compensation arrangements related to our reduction in force in the second quarter of 2020.
Interest expense (income), net
Interest expense (income), net decreased by $0.2 million to $8,000 interest expense, net for the three months ended September 30, 2020 from interest income, net of $0.2 million for the three months ended September 30, 2019. The change was primarily due to lower interest income received as a result of lower cash and cash equivalent and marketable securities balances and lower interest rates.
Other loss
Other loss increased by $0.2 million to $0.3 million for the three months ended September 30, 2020 from $0.1 million for the three months ended September 30, 2019 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Comparison of the nine months ended September 30, 2020 and 2019
The following table summarizes our operating results for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	Change
	(dollars in thousands)
Operating expenses:
Research and development	$16,682	$19,493	$(2,811)	(14.4)%
General and administrative	12,113	13,075	(962)	(7.4)
Loss from operations	28,795	32,568	(3,773)	(11.6)
Other expenses (income):
Interest income, net	(159)	(866)	707	(81.6)
Other loss	408	167	241	144.3
Net loss	$(29,044)	$(31,869)	$2,825	(8.9)%

Research and development expense
Research and development expense decreased by $2.8 million to $16.7 million for the nine months ended September 30, 2020 from $19.5 million for the nine months ended September 30, 2019. The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(dollars in thousands)
Preclinical and clinical development expense	$11,674	$13,758	$(2,084)	(15.1)%
Compensation expense, other than stock-based compensation	3,784	4,073	(289)	(7.1)
Stock-based compensation expense	731	981	(250)	(25.5)
Other expenses	493	681	(188)	(27.6)
Total research and development expense	$16,682	$19,493	$(2,811)	(14.4)%
The decrease in total research and development expense is attributable to:
•a $2.1 million decrease in preclinical and clinical development expense primarily related to decreased spend due to discontinuing our development of the livoletide and nevanimibe programs offset by increased spend on MLE-301;
•a $0.3 million decrease in compensation expense, other than stock-based compensation primarily due to the reduction in force completed in the second quarter of 2020, as a result of the discontinuance of the livoletide program; and
•a $0.3 million decrease in stock-based compensation expenses primarily related to the reduction in force completed in the second quarter of 2020.
General and administrative expense
General and administrative expense decreased by $1.0 million to $12.1 million for the nine months ended September 30, 2020 from $13.1 million for the nine months ended September 30, 2019. The decrease was primarily due to $2.0 million decrease in professional fees primarily as a result of lower legal and accounting fees incurred as compared to the prior period. The decrease in professional fees was due to decreased expenditure on preparations for certain public reporting requirements in 2020 as compared to 2019, as well as lower consulting fees incurred related to assessing market opportunities for previous product candidates. These decreases were partially offset by a $0.8 million increase in compensation and stock-based compensation expense primarily as a result of termination benefits paid in connection with our reduction in force in the second quarter of 2020 and additional options granted in 2020. In addition there was an increase of $0.2 million in other related expenses.
Interest income, net
Interest income, net decreased by $0.7 million to $0.2 million interest income, net for the nine months ended September 30, 2020 from interest income, net of $0.9 million for the nine months ended September 30, 2019. The change was primarily due to lower interest income received as a result of lower cash and cash equivalent and marketable securities balances and lower interest rates.
Other loss
Other loss increased by $0.2 million to $0.4 million for the nine months ended September 30, 2020 from $0.2 million for the nine months ended September 30, 2019 due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
Cash flows
The following table sets forth the primary uses of cash and cash equivalents for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(25,132)	$(29,531)
Net cash (used in) provided by investing activities	(26)	4,021
Net cash provided by financing activities	5,450	83
Effect of foreign currency exchange rate changes on cash	(52)	5
Net decrease in cash, cash equivalents and restricted cash	$(19,760)	$(25,422)
Operating activities
During the nine months ended September 30, 2020, we used $25.1 million of cash to fund operating activities. During the nine months ended September 30, 2020, cash used in operating activities reflected our net loss of $29.0 million offset by non-cash charges of $4.4 million, principally related to stock-based compensation, amortization of our right-of-use assets and the foreign currency remeasurement loss.
During the nine months ended September 30, 2019, we used $29.5 million of cash to fund operating activities. During the nine months ended September 30, 2019, cash used in operating activities reflected our net loss of $31.9 million and a net change in operating assets and liabilities of $1.6 million, offset by non-cash charges of $3.9 million, principally related to stock-based compensation and amortization of our right-of-use assets.
Investing activities
During the nine months ended September 30, 2020, we paid $26,000 in purchases of property and equipment. During the nine months ended September 30, 2019, we received $4.4 million in net proceeds from the sale of marketable securities and paid $0.4 million in purchases of property and equipment.
Financing activities
During the nine months ended September 30, 2020, we received proceeds of $5.7 million received from the issuance of common stock, net of issuance costs paid. See Note 1 of our Unaudited Interim Consolidated Financial Statements for additional information related to the issuance of common stock. These proceeds were offset by $0.2 million in the payment of financing costs. During the nine months ended September 30, 2019, we received proceeds of $0.5 million from the exercise of options and warrants, which were offset by $0.1 million for the repayment of debt, and $0.2 million in the payment of financing costs.
Funding requirements

We expect our expenses to decrease as a result of our discontinuing the development of livoletide and our ceasing investment in the development of nevanimibe as compared to previous operations. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development, the continuation of clinical trials and seek marketing approval for, our current or any future product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
In April 2019, we entered into an “at-the-market” (“ATM”), equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million. Subject to the terms of the ATM equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of common stock under our ATM equity distribution agreement for net proceeds of approximately $5.7 million.
As of September 30, 2020, we had cash, cash equivalents and restricted cash of $43.8 million, which we believe are sufficient to fund our planned operations into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue regulatory approval and the commercialization of our current and future product candidates.
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

Contractual Obligations and Commitments
In January 2020, we terminated our office lease agreement in Lyon, France and in August 2020, we terminated our lease in Lexington, MA.
During the three and nine months ended September 30, 2020, there were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

PART II
Item 1.  Legal Proceedings

Other than as described under Note 6 to our Unaudited Interim Consolidated Financial Statements, the Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020, have not materially changed.
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
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $27.2 million and $44.6 million for the years ended December 31, 2018 and 2019, respectively and $6.4 million and $29.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $237.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of MLE-301, our current product candidate, nevanimibe, which we ceased our investment in the development of as a potential treatment of patients with CAH in June 2020, and livoletide, which we discontinued the development of as a potential treatment of patients with PWS in April 2020, as well as to building our management team and infrastructure. It could be several years, if ever, before we have a commercialized product and our commercialized products, if any, may not be profitable. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly in connection with our ongoing activities such as:
•continue our ongoing and planned development of MLE-301 for the treatment of vasomotor symptoms (“VMS”) in menopausal women, including our Phase 1 clinical trial of MLE-301;
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
In order to become and remain profitable, we will need to develop and eventually commercialize, on our own or with collaborators, one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of MLE-301 and potential future product candidates, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We are only in the early stages of some of these activities, and may never succeed in any or all of these activities and, even if we do, we may never generate revenue from product sales or achieve profitability. For example, we discontinued our development of livoletide as a potential treatment for PWS in April 2020 based on topline results from the Phase 2b ZEPHYR trial which showed that treatment with livoletide did not result in a statistically significant improvement in hyperphagia and food-related behaviors as measured by the HQ-CT compared to placebo. In addition, we do not currently plan further investment in the development of nevanimibe for the treatment of CAH, based on the interim data review of the Phase 2b trial completed in June 2020.
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
•developing, validating and maintaining a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for MLE-301 or any future product candidates that are compliant with current good manufacturing practices (“cGMP”);

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trial of MLE-301 and continue to develop, and if approved, commercialize MLE-301. Additionally, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.
As of September 30, 2020, our cash, cash equivalents and restricted cash were $43.8 million. Our existing cash, cash equivalents and restricted cash are currently expected to be sufficient to fund our current operating plans into 2022. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, including the short- and long-term effects of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our business. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.
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
We initiated a Phase 1 study of MLE-301 in September 2020, however MLE-301 will require further clinical testing before we are prepared to submit an NDA or other similar application for regulatory approval. We cannot predict with any certainty if or when we might apply for regulatory approval for MLE-301 for the treatment of VMS or whether any such application will be approved by the relevant regulatory authority. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or foreign regulatory authorities may not agree with our proposed endpoints for any clinical trials of MLE-301, even if validated in prior clinical trials of similar product candidates, which may delay the commencement of our future clinical trials. The FDA or foreign regulatory authorities may also not agree with our proposed trial designs or dosing regimens, which may likewise prevent or delay the commencement of our future clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of MLE-301 for the treatment of VMS will take the next several years to complete.
Success in preclinical testing and early clinical trials does not ensure that later and/or pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. For example, we expended substantial time and resources on a previous product candidate, MLE4901, an NK3R antagonist, which we ceased developing in 2017 due to concerns relating to elevated liver enzymes observed in clinical trials. Similarly, at least one of our competitors has publicly announced similar concerns in one of their clinical trials of an NK3R antagonists; however, they have indicated that they are continuing development of that product candidate with revised dosing for their Phase 3 trial. We are currently developing MLE-301, an NK3R antagonist, and there can be no assurance that we will not face similar development challenges with regard to this product candidate. We also discontinued our development of livoletide as a potential treatment of patients with PWS after receiving results from the Phase 2b trial in April 2020. In addition, we do not currently plan to make further investment in the development of nevanimibe for the treatment of CAH, based on the interim data review of the Phase 2b trial completed in June 2020. Further, we may encounter challenges in the clinical development of product candidates for reasons unrelated to the observed safety or efficacy of such product candidates in prior clinical trials. For example, in our Phase 2 clinical trial for the treatment of Cushing’s syndrome ("CS"), we experienced slower than anticipated enrollment, which could have made impractical further development of nevanimibe for the treatment of CS. As a result of the difficulty in enrolling this trial, we discontinued this Phase 2 clinical trial in August 2019 and discontinued development of nevanimibe for the treatment of CS. In addition, because we may at times pursue the treatment of multiple indications for a single product candidate, setbacks or failures in, or termination of, clinical development for one indication may have a negative impact on the clinical development for the treatment of other indications.

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
•inability to reach agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites;
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
Due to the COVID-19 pandemic, we experienced a disruption in our ability to enroll and assess patients in our Phase 2b study of nevanimibe for the treatment of patients with CAH, which we discontinued after an interim data review from the Phase 2b study completed in June 2020. For our trials of MLE-301, including the recently initiated Phase 1 clinical trial of MLE-301, or future product candidates, we may in the future experience similar or other disruptions or delays in our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, acquire supplies of study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in employee resources or otherwise. In addition, some patients may not be able to comply with clinical trial protocols if quarantines or shelter-in-place orders impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. In light of the ongoing COVID-19 pandemic, we have taken measures in past clinical trials to implement remote and virtual approaches to clinical development, including remote patient monitoring and home delivery of drug treatments where possible, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
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
Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials, including our ongoing clinical trial for MLE-301, depends on many factors, including: the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same disease, the proximity of patients to clinical sites and the eligibility criteria for the trials, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will drop out of the trials before completion.
Patient enrollment may also be affected by the ongoing COVID-19 pandemic due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols. For example, we initiated a Phase 1 study of MLE-301 in September 2020. While we have taken measures to implement remote and virtual approaches to clinical development in prior clinical trials, including remote patient monitoring and home delivery of drug treatments where possible, we cannot at this time fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, acquire supplies of study drug and report trial results.

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
Astellas is developing fezolinetant and is conducting their Phase 3 VMS program. Bayer Pharmaceuticals recently purchased KaNDy Therapeutics and with it the dual NK1/3 receptor antagonist, NT-814. Bayer has announced that Phase 3 clinical trials of NT-814 will begin in 2021. Sojournix is currently studying SJX-653 in a Phase 2 trial. Additionally, Acer Therapeutics has announced their intentions to develop osanetant, an NK3R antagonist, for induced vasomotor symptoms stemming from hormonal therapies used to treat breast and prostate cancer, but have not announced definite plans for developing this product candidate for menopausal vasomotor symptoms.
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
Any inability to successfully complete clinical development of a product candidate could result in additional costs or impair or eliminate our ability to generate revenue from future sales of such product candidate, if approved, or from any regulatory and commercialization milestone with respect to such product candidate. In addition, if we make manufacturing or formulation changes to MLE-301 or any future product candidates, we may need to conduct additional testing to bridge our modified product candidates to earlier versions. Clinical trial delays, including in the recently initiated Phase 1 clinical trial of MLE-301, could also shorten any periods during which we may have the exclusive right to commercialize MLE-301 or any future product candidates, or allow our competitors to bring comparable drugs to market before we do, which could impair our ability to successfully commercialize MLE-301 or any future product candidates, and may harm our business, financial condition and results of operations.
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
Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, or the implementation of a Risk Evaluation and Mitigation Strategy (“REMS”), which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would negatively impact our business and results of operations.

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
If approved, our product candidates will face competition from less expensive generic products of competitors, and, if we are unable to differentiate the benefits of our product candidates over these less expensive alternatives, we may never generate meaningful product revenues.
Generic therapies are typically sold at lower prices than branded therapies and are generally preferred by hospital formularies and managed care providers of health services. We anticipate that, if approved, our product candidates may face increasing competition in the form of generic versions of branded products of competitors, including those that have lost or may lose their patent exclusivity. In the future, we may face additional competition from a generic form when the patents covering them begin to expire, or earlier if the patents are successfully challenged. If we are unable to demonstrate to physicians and payers that the key differentiating features of our product candidates translate to overall clinical benefit or lower cost of care, we may not be able to compete with generic alternatives.
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
Since the closing date of the merger we completed with OvaScience in 2018 (“the Merger”), we have been engaged in the process of winding up various subsidiaries of OvaScience, some or all of which are in foreign jurisdictions. We expect to incur additional costs to complete this process. Moreover, even if we successfully wind up these entities, we may be exposed to liability in these foreign jurisdictions as a result of their historical operations.
In addition, in December 2017, we acquired Alizé Pharma SAS (“Alizé”), a biopharmaceutical company based in Lyon, France. As of October 1, 2020, we had 22 employees located in the United States and 2 employees located in France. Our past and current global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize MLE-301 or any future product candidates outside of the United States:
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
Legal, political and economic uncertainty surrounding the exit of the U.K., from the European Union, (“EU”), may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.
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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal civil and criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and certain health care providers, known as covered entities, and their business associates, as well as their subcontractors, who create, use or disclose individually identifiable health information on their behalf;
•federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;
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
There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of PPACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case but it is unclear when a decision is expected to be made. It is also unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA. We continue to evaluate the potential impact of PPACA and its possible repeal or replacement on our business.
We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we are able to charge for any approved drug in the United States. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”), has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration's proposals, including a policy that would tie Medicare Pare B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one the reduces costs of insulin and epipens to patients of federally qualified health centers. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, such measures are designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In addition, other legislative changes have been adopted since PPACA was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, among other legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
Further, it is possible that additional governmental action may be taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.
We are subject to and affected by laws, rules, regulations and industry standards related to data privacy and security, and restrictions or technological requirements regarding the collection, use, storage, security, retention or transfer of data. In the United States, the rules and regulations to which we may be subject include federal laws and regulations enforced by the Federal Trade Commission, HHS, and state privacy, data security, and breach notification laws, as well as regulator enforcement positions and expectations. Internationally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce additional laws, policies, regulations, and standards covering privacy and data security that may apply to our business. New regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In addition to privacy and data security regulations currently in force in the jurisdictions where we operate, the European Union General Data Protection Regulation (“GDPR”), went into effect in May 2018. The GDPR contains numerous requirements and changes from existing European Union (“EU”), law, including more robust obligations on data processors and data controllers and heavier documentation requirements for data protection compliance programs. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control over personal data-by-data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. However, despite our ongoing efforts to bring our practices into compliance before the effective date of the GDPR, we may not be successful either due to various factors within our control, such as limited financial or human resources, or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data security, marketing, or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, additional regulatory oversight and reporting obligations or adverse publicity. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure.
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
The UM License Agreement provides certain patent rights and proprietary technology from the University of Michigan that are important or necessary to any future development of nevanimibe. In addition, we rely upon the Roche License Agreement to certain patent rights and proprietary technology from Roche that are important or necessary to our ongoing development of MLE-301. As of September 30, 2020, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of patent applications in other jurisdictions, and we jointly owned, with the University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patents and patent applications in other jurisdictions. In addition, as of September 30, 2020, with respect to MLE-301 patent rights, we owned one pending Patent Cooperation Treaty application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions. There is no guarantee that any of the foregoing patent applications will result in issued patents, or that any current patents or patent applications, if issued, will include claims that are sufficiently broad to cover our product candidates or future products, or to provide meaningful protection from our competitors in all territories in which we may wish to develop or commercialize our products in the future. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third-parties disclose or misappropriate our proprietary rights, it may have a material adverse effect on our business.
The licenses granted under the UM License Agreement and Roche License Agreement, respectively, are revocable under certain circumstances including if we cease to do business, fail to make the payments due thereunder, commit a material breach of the agreement that is not cured within a certain time period after receiving written notice or fail to meet certain specified development and commercial timelines. In particular, due to our decision to cease investing in the nevanimibe program, we do not expect to meet the development and commercial timelines set forth in the UM License Agreement. As a result, we expect the licenses granted under the UM License Agreement to be revocable beginning January 1, 2021, unless the University of Michigan agrees to extend those timelines. In the event of any revocation of our licenses, our ability to out-license nevanimibe for a particular drug indication may be diminished.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office (“USPTO”), recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates such as MLE-301, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We have in the past sought, and in the future expect to seek, extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Further, we may not elect to extend the most beneficial patent to us or the claims underlying the patent that we choose to extend could be invalidated. If any of the foregoing occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing its clinical and preclinical data and launch their drug earlier than might otherwise be the case.
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
We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on contract manufacturing organizations (“CMOs”), to produce MLE-301 for our clinical trials, including the recently initiated Phase 1 clinical trial of MLE-301. Additionally, we rely on CMOs with respect to the manufacture of drug product for our clinical trials, including for filing and packaging. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replenish the supply or replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we or our manufacturer are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates.
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
We currently do not have the ability to independently conduct preclinical studies and clinical trials that comply with the regulatory requirements known as good laboratory practice (“GLP”), and good clinical practice (“GCP”), respectively. We also do not currently have the ability to independently conduct large clinical trials. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our recently initiated Phase 1 clinical trial of MLE-301, and we expect to have limited influence over their actual performance.
We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies or trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with GLP and GCP, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development, respectively. The regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GLP-compliant preclinical and preclinical studies and current or planned GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.
While we have agreements governing their activities, our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. In addition, our CROs may experience business disruptions from public health emergencies, such as the COVID-19 pandemic and accompany shelter-in-place or similar orders. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to its clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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
A novel strain of coronavirus, SARS-CoV-2, causing COVID-19, has been declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for certain employees. The effects of the executive orders, the shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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
We are highly dependent on the services of our key executives and personnel, including Julia C. Owens, Ph.D., our chief executive officer, Christophe Arbet-Engels, M.D., Ph.D., our chief medical officer, and Ryan Zeidan, Ph.D., our chief development officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
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
As a French technology company, Alizé historically benefited from certain tax advantages, including the French research tax credit (credit d’impot recherche) (“CIR”). The CIR is a French tax credit aimed at stimulating research and development and can offset French corporate income tax due. Alizé has historically received CIR reimbursements promptly following filing for such reimbursements with applicable French taxing authorities. For the year ended December 31, 2018, claims were made totaling $1.3 million, which we received in the third quarter of 2019. We filed claims totaling $1.3 million for the year ended December 31, 2019, which we received in the second quarter of 2020. In the future, we may no longer qualify as a French small or medium size enterprise, and, accordingly, we may be subject to a three-year waiting period for reimbursement of CIRs, which could adversely affect the combined business’s results of operations and cash flows. In addition, the amount of CIR received is, among other factors, dependent upon incurring qualified research and development expenses and maintaining a certain level of employee salaries and other personnel costs in France. The number of our research and development employees in France decreased during the year ended December 31, 2019 and we will experience a decrease in qualified research and development expenses for the year ending December 31, 2020 due to the discontinuation of our livoletide program. Therefore, the amount of CIR we are eligible for will decrease.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of September 30, 2020, we had 18,999,701 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
As of September 30, 2020, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 33.0% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, due to recent changes in SEC rules related to smaller reporting companies, we do not expect to be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2020. For the year ended December 31, 2018, we were unable to conduct the required assessment primarily due to the Merger occurring in the fourth quarter of 2018 and the substantial change in operational focus, management and the internal control environment following the Merger. As a result, we provided our first internal control assessment with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission (“SEC”), or other regulatory authorities.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
We did not sell any unregistered securities during the three months ended September 30, 2020.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the three months ended September 30, 2020.
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

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.
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
Date: November 9, 2020