Form 10-K
period 2020-12-31
Millendo Therapeutics, Inc.
filed 2021-03-29
CIK 1544227

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
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $1.76 per share of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2020, was approximately $33.3 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2021, the registrant had 19,043,034 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
On December 7, 2018, OvaScience, Inc., or the Company, completed a reverse merger with what was then known as “Millendo Therapeutics, Inc.”, or Private Millendo, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of August 8, 2018, as amended on September 25, 2018 and November 1, 2018, or the OvaScience Merger Agreement, by and among the Company, Private Millendo and Orion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, or Orion Merger Sub, pursuant to which, among other matters, Orion Merger Sub merged with and into Private Millendo, with Private Millendo continuing as a wholly owned subsidiary of the Company. We refer to the foregoing transactions in this Annual Report on Form 10-K as “the OvaScience Merger”. On December 6, 2018, in connection with, and prior to the completion of, the OvaScience Merger, the Company effected a 1-for-15 reverse stock split of its common stock, or the Reverse Stock Split, and immediately following the OvaScience Merger, the Company changed its name to “Millendo Therapeutics, Inc.” Following the completion of the OvaScience Merger, the business conducted by the Company became the business conducted by Private Millendo, which was a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases. All references to common stock share and per share amounts in this Annual Report have been retroactively adjusted to reflect, where applicable, the Reverse Stock Split, as indicated. As used herein, the words “Millendo,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “OvaScience” refers to the Company prior to the completion of the OvaScience Merger.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•the impact of our discontinuation of the development of livoletide as a potential treatment of patients with Prader-Willi syndrome (“PWS”);
•the impact of our discontinuation of the development of nevanimibe as a potential treatment for classic congenital adrenal hyperplasia (“CAH”);
•the impact of our discontinuation of the development of MLE-301 as a potential treatment of vasomotor symptoms (“VMS”);
•our consideration of strategic alternatives, including our proposed merger with Tempest Therapeutics, Inc.;
•our competitive position and the development of and projections relating to our competitors or our industry;
•our ability to identify, recruit and retain key personnel;
•the impact of laws and regulations;
•the impact of the COVID-19 pandemic on our business, our financial condition and results of operations, future expenses, the funding of our operations as well as our future capital requirements and needs for additional financing.
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled "Risk Factors." These risks include, among others, the following:

•Our merger with Tempest may not be consummated or may not deliver the anticipated benefits we expect.
•Certain provisions of the Merger Agreement may discourage third-parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
•The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.
•Failure to consummate the Merger may result in us paying a termination fee to Tempest and could harm our common stock price and our future business and operations.
•If we do not successfully consummate the transaction with Tempest, our board of directors may dissolve or liquidate our assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such transaction or liquidation.
•We have incurred significant operating losses since inception and anticipate that we will continue to incur operating losses for the foreseeable future and may never achieve or maintain profitability.
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
•Our business could be materially and adversely affected by the current COVID-19 pandemic.
•We are highly dependent on the services of our key executives and personnel, including Louis Arcudi III, our chief executive officer and Jennifer Minai-Azary, our chief financial officer and if we are not able to retain these members of our management team or recruit and retain additional management or personnel, our business will be harmed.

PART I
ITEM 1. BUSINESS
Overview

We are a biopharmaceutical company that was previously primarily focused on developing novel treatments for endocrine diseases where current therapies do not exist or are insufficient. The endocrine system is a collection of glands that secrete hormones into the blood stream to regulate a number of functions, including appetite, metabolism, growth, development and reproduction. Diseases of the endocrine system can cause multiple and varied symptoms, including appetite dysregulation, metabolic dysfunction, obesity, cardiovascular disease, menstrual irregularity, hirsutism, and infertility. In April 2020, our Board of Directors (“Board”) decided to discontinue the development of livoletide, an unacylated ghrelin analogue, as a potential treatment for Prader-Willi syndrome (“PWS”) based upon results from its Phase 2b trial. In addition, in June 2020, our Board decided to cease investing in the development of nevanimibe as a potential treatment for classic congenital adrenal hyperplasia, (“CAH”) based on an interim review of data from its Phase 2b trial. Finally, in January 2021, our Board also decided to discontinue our investment in MLE-301, a neurokinin 3 receptor (“NK3R”) antagonist we were developing for the treatment of menopausal vasomotor symptoms (“VMS”), based on an analysis of the pharmacokinetic and pharmacodynamic data from the ongoing single ascending dose portion of the Phase 1 study conducted in healthy male volunteers. Given our limited expected financing options, we began exploring an expanded range of strategic alternatives that included, but was not limited to, the potential sale or merger of the Company or our assets.

In an effort to streamline costs after discontinuing the PWS program, we eliminated employee positions representing approximately 30% of our prior headcount, which was completed in the second quarter of 2020. We also began evaluating corporate strategic plans to prioritize and allocate resources to our remaining product candidates at the time and any future pipeline assets.

In January 2021, as a result of our decision to discontinue our investment in MLE-301, our Board also approved a corporate restructuring plan (the “Plan”) furthering our ongoing efforts to align our resources with our current strategy and operations. In connection with the Plan, the Board determined to reduce our workforce by up to 85%, with the majority of the reduction in personnel expected to be completed by April 15, 2021. We initiated this reduction in force in January 2021 and expect to provide severance payments and continuation of group health insurance coverage for a specified period to the affected employees. We have also entered into retention arrangements with employees who are expected to remain with the Company. We estimate that we will incur costs of approximately $5.5 million for termination benefits and retention arrangements related to the Plan, substantially all of which will be cash expenditures.

In 2020, we undertook a strategic review process, which was intended to result in an actionable plan that leverages our assets, capital and capabilities to maximize stockholder value. Following an extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on March 29, 2021, we entered into a merger agreement with Tempest Therapeutics, Inc. (“Tempest”), under which the privately held Tempest will merge with a wholly owned subsidiary of Millendo (the “Merger”). If the Merger is completed, the business of Tempest will continue as the business of the combined organization.

We expect to devote significant time and resources to completion of this Merger. However, there can be no assurance that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value.

If the Merger is not completed, we will reconsider our strategic alternatives. In this case, we consider one of the following courses of action to be the most likely alternatives:

•Dissolve and liquidate our assets. If, for any reason, the Merger does not close, our Board may conclude that it is in the best interest of stockholders to dissolve the Company and liquidate our assets, which may include seeking protection from creditors in a bankruptcy proceeding. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Merger.

•Operate our business. Although less likely than the alternatives above, our Board may elect to seek new product candidates for development.

Historical Business and Programs

In 2020, we advanced three product candidates. Livoletide (AZP-531), was a potential treatment for PWS, a rare and complex genetic endocrine disease usually characterized by hyperphagia, or insatiable hunger, that contributes to serious complications, a significant burden on patients and caregivers, and early mortality. In a randomized, double-blind, placebo-controlled Phase 2a clinical trial in 47 patients with PWS, we observed that administration of livoletide once daily was associated with a clinically meaningful improvement in hyperphagia, as well as a reduction in appetite. In a pre-specified analysis of 38 home-resident patients with PWS from the Phase 2a trial, we observed a larger and statistically significant decrease in hyperphagia following administration of livoletide as compared to placebo. In March 2019, we initiated a Phase 2b/3 clinical trial of livoletide in patients with PWS. In April 2020, we discontinued the PWS program based on topline data from the Phase 2b ZEPHYR study which showed that treatment with livoletide did not result in a statistically significant improvement in hyperphagia and food-related behaviors as measured by the Hyperphagia Questionnaire for Clinical Trials (HQ-CT) compared to placebo.

We were developing nevanimibe (ATR-101) as a potential treatment for patients with CAH, a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. These chronic high doses of cortisol can result in side effects that include diabetes, obesity, hypertension and psychological problems. When on suboptimal doses of cortisol, female patients with CAH can experience hirsutism, infertility and menstrual irregularity, and male patients with CAH can experience testicular atrophy, infertility and testicular tumors. It is often difficult for physicians to appropriately treat CAH without causing adverse consequences. We reported results from our Phase 2a clinical trial of nevanimibe in patients with CAH in March 2018 and initiated a Phase 2b trial in the third quarter of 2018. In June 2020, we elected to cease investing in the development of nevanimibe as a potential treatment for CAH. The decision to cease investment in the CAH program was based on the interim review of results from the Phase 2b clinical study and the changing competitive environment. Results from 10 subjects, nine from cohort 1 and one from cohort 2, with at least 12 weeks of treatment with nevanimibe in this open-label, continuous dose escalation study showed that one patient (10%) met the primary endpoint of achieving 17-hydroxyprogesterone (17-OHP) levels less than or equal to 2-times the upper limit of normal. Treatment under the amended protocol with dose titration starting at 500 mg BID improved tolerability of nevanimibe. We are no longer developing nevanimibe for the treatment of CAH.

We were also developing a NK3R antagonist (MLE-301) as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. The sensations of heat and/or perspiration associated with VMS can occur frequently, generally lasting several minutes, and are often preceded or followed by sensations of cold and/or shivering. VMS interfere with the lives of affected women in a number of ways, including disrupting patients' ability to sleep and concentrate and causing anxiety and depression. VMS is experienced by up to 70% of women as they advance through menopause. We believe that over 20 million women in the United States experience VMS at any given time and that these patients are motivated to seek medical treatment for relief. In September 2020, we initiated our Phase 1 clinical trial of MLE-301. The Phase 1 clinical trial was supported by preclinical studies in which we observed potency and selectivity for the NK3R, the potential for once-daily dosing, and testosterone lowering consistent with the expected activity of an NK3R antagonist. In January 2021, we discontinued further investment in the development of MLE-301 for the treatment of VMS based on an analysis of the pharmacokinetic and pharmacodynamic data from the single ascending dose portion of the Phase 1 study and the competitive NK3R antagonist market.

We had also been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in our CS Phase 2 clinical trial, we elected to discontinue the trial in August 2019 and are no longer developing nevanimibe for the treatment of CS.

Sales and Marketing
We are not currently conducting sales and marketing efforts with respect to any of our previous programs and are in the process of terminating the license agreements pursuant to which we had development and commercialization rights with respect to livoletide, nevanimibe and MLE-301.
Research and Development
We are not currently conducting research and development of any of our previous programs and our plans for future research and development are dependent on the results of our ongoing strategic evaluation.

Assignment Agreement with Erasmus University Medical Center and the University of Turin
We have an assignment agreement (the “Assignment Agreement”) with Erasmus University Medical Center, the University of Turin and certain individuals, which we refer to collectively as the assignors, for certain patents and patent applications relating to livoletide.
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
The assignors have a right to repurchase the assigned intellectual property at a certain price in the event we do not, upon receiving notice, use reasonable efforts to develop, introduce for sale and promote products derived from the assigned intellectual property. Such reasonable efforts involve spending an annual amount of at least CDN$100,000 in research and development related to livoletide, actively pursuing the registration, licenses and permits necessary to market livoletide, and the actual commercialization of livoletide, if approved. In addition, pursuant to the assignment agreement, certain individuals at the Erasmus University Medical Center and the University of Turin were granted non-exclusive rights to use the assigned intellectual property for non-commercial research with our prior written consent. In March 2021, we notified the assignors that we had discontinued the PWS program.
License Agreement with the University of Michigan
In June 2013, we entered into a license agreement with the University of Michigan, or the UM License Agreement, for a worldwide, exclusive, sublicensable license to the University of Michigan’s interest in certain patent rights jointly owned with us, covering, among other things, the use of nevanimibe to treat CAH. Such license rights allowed us to make, have made, import, export, use, market, offer for sale and sell products containing nevanimibe for such use in the United States. Due to our decision to cease investing in the nevanimibe program, effective on March 5, 2021, we notified the University of Michigan of our decision to terminate the UM License Agreement, which termination shall be effective April 30, 2021, as agreed to by the University of Michigan.
License Agreement with Roche
On October 16, 2018, we entered into a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), for a worldwide, exclusive license to Roche's interest in certain patent rights and know-how covering, among other things, the use of a neurokinin 3 receptor antagonist (the "Roche License Agreement"). Such license rights have allowed us to research, have researched, develop, have developed, register, have registered, use, have used, make, have made, import, have imported, export, have exported, market, have marketed, distribute, have distributed, sell and have sold an NK3R antagonist for use in all countries in the world and for all other uses other than diagnostic use. Due to our decision to discontinue investing in the MLE-301 program, in March 2021, we notified Roche that we were terminating the Roche License Agreement effective three months from the date of such notice.
Intellectual Property
When applicable to our development programs, we seek to obtain and maintain patent and other intellectual property and proprietary protection for our drug candidates in the United States and internationally, including composition-of-matter, dosage and formulation patents, as well as patent and other intellectual property and proprietary protection for our novel biological discoveries and other important technology inventions and know-how. In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our intellectual property rights. We protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees as well as selected commercial partners and consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. In addition, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of December 31, 2020, with respect to livoletide patent rights, we owned four issued U.S. patents, one pending U.S. patent application, and a number of patents and pending patent applications in other jurisdictions. As of December 31, 2020, with respect to nevanimibe patent rights, we owned two issued U.S. patents, two pending U.S. patent applications, and a number of pending patent applications in other jurisdictions, and we jointly owned, with University of Michigan, three issued U.S. patents, one pending U.S. patent application, and a number of patent applications in other jurisdictions. As of December 31, 2020, with respect to MLE-301 patent rights, we owned one pending U.S. patent application, and we exclusively licensed from Roche one issued U.S. patent and a number of patents and pending patent applications in other jurisdictions.
We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. The patent portfolios for our leading product candidates as of December 31, 2020 are summarized below.
Livoletide
With respect to livoletide patent rights, as of December 31, 2020 we owned four issued U.S. patents, which are not due to expire before 2028, 2028, 2029, and 2033, respectively, excluding any additional term for patent term extension pursuant to the Hatch-Waxman Act; one pending U.S. patent application, which is not due to expire before 2034, excluding any additional term for patent term adjustment or extension; and a number of patent applications in other jurisdictions. The foregoing patents and patent applications cover a form of and methods of making and using livoletide or its analogs. Related international patent applications have issued in Australia, Canada, China, Europe, Japan, and Mexico and are pending in a number of other countries, including Canada, Europe, and India. In March 2021, in connection with the discontinuation of our livoletide program, we notified the assignors of our decision to discontinue development of livoletide. We do not expect our livoletide patents to enable development of livoletide apart from the intellectual property licensed.
Nevanimibe
With respect to nevanimibe patent rights, as of December 31, 2020, we owned two issued U.S. patents, which are not due to expire before 2035, excluding any additional term for patent term adjustment or extension; two pending U.S. patent applications, which, if issued, are not due to expire before 2035 and 2036, respectively, excluding any additional term for patent term adjustment or extension; and a number of patent applications in other jurisdictions. As of December 31, 2020, we jointly owned, with University of Michigan, three issued U.S. patents, which are each not due to expire before 2033, excluding any additional term for patent term adjustments or extensions; one pending U.S. patent application, which, if issued, is not due to expire before 2033, excluding any additional term for patent term adjustment or extension; and a number of patent applications in other jurisdictions. The foregoing patents and patent applications cover a form of and methods of making and using nevanimibe or its analogs. Related international patent applications have issued in Australia, China, Japan, Mexico, and New Zealand and are pending in a number of other countries, including Australia, Brazil, Canada, China, Europe, and Mexico. Due to our decision to discontinue the development of our nevanimibe program, in March 2021, we notified the University of Michigan of our decision to terminate the UM License Agreement, which termination shall be effective as of April 30, 2021, as agreed with the University of Michigan. We do not expect our nevanimibe patents to enable development of nevanimibe apart from the intellectual property licensed pursuant to the UM License Agreement.
MLE-301
With respect to MLE-301 patent rights, as of December 31, 2020, we owned one pending Patent Cooperation Treaty patent application, which, if issued, is not due to expire before 2040, excluding any additional term for patent term adjustment or extension. As of December 31, 2020, we exclusively licensed from Roche one issued U.S. patent, which is not due to expire before 2031, excluding any additional term for patent term adjustment or extension. The foregoing patents and patent applications cover a form of and methods of making and using MLE-301 or its analogs. Related international patent applications have issued in China, Europe, Japan, South Korea, and Mexico, and are pending in a number of other countries, including Brazil, Canada, India, and Russia. Due to our decision to discontinue developing the MLE-301 program in March 2021, we notified Roche that we were terminating the Roche License Agreement effective three months from the date of such notice. We do not expect our MLE-301 patents to enable development of MLE-301 apart from the intellectual property licensed pursuant to the Roche License Agreement.
Manufacturing
We relied on contract manufacturing organizations, or CMOs, to produce drug candidates in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations for use in our prior clinical trials. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.
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

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA mandated “Cadillac” tax on high cost employer sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point of sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It also possible that governmental action will be taken in response to the COVID-19 pandemic.

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

Good manufacturing practices
Like the FDA, the EMA, the competent authorities of the European Union Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of drugs intended for the EU market to ensure that certain minimum standards are met. These requirements apply, no matter where in the world the manufacturing process takes place and are designed to ensure that products intended for the EU market are of consistent high quality, are appropriate for their intended use and meet the requirements of the marketing authorization or clinical trial authorization.  If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. A company and its partners will be required to continue to comply with cGMP, and drug-specific regulations enforced by, the European Commission, the EMA and the competent authorities of European Union Member States following drug approval. Also like the FDA, the EMA, the competent authorities of the European Union Member States and other regulatory agencies also conduct regular, periodic visits to reinspect equipment, facilities, and processes following the initial approval of a drug. If, as a result of these inspections, the regulatory agencies determine that a company or its partners’ equipment, facilities, or processes do not comply with applicable regulations and conditions of drug approval, they may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of its manufacturing operations or the withdrawal of our drug from the market.
Post-Approval Controls
The holder of a European MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place, recording the product’s safety profile and documenting the effectiveness of risk-minimization measures. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third-parties requesting access, subject to limited redactions. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.
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

Pricing and reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drugs for which companies may obtain regulatory approval. In the United States and markets in other countries, sales of any drugs for which companies receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a drug may be separate from the process for setting the reimbursement rate that the payor will pay for the drug. Third-party payors may limit coverage to specific drugs on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Additionally, coverage and reimbursement for drugs can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug does not ensure that other payors will also provide coverage for the drug, or will provide coverage at an adequate reimbursement rate. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in drug development.
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
The marketability of any drugs for which companies receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. In addition, the focus on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time.
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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives provided during the previous year.
In addition, companies may be subject to state law equivalents of each of the above federal laws, such as anti-kickback, self-referral, and false claims laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require pharmaceutical manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of personal data and protected health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.
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
Employees
As of March 15, 2021, we had 13 employees, 12 of whom were full-time employees and one of whom was a part-time employee. As of March 15, 2021, one of our employees was engaged in research and development activities and 12 of our employees were engaged in business development, finance, information systems, facilities, human resources or administrative support. As of March 15, 2021, we had 12 employees located in the United States and one employee located in France. None of our U.S. employees are represented by any collective bargaining agreements. Our French employee is represented by a collective bargaining agreement.
In connection with the Plan, our Board determined to reduce our workforce by up to 85%, with the majority of the reduction in personnel expected to be completed by April 15, 2021.
OvaScience Merger
On December 7, 2018, OvaScience, Inc., or OvaScience, now known as Millendo Therapeutics, Inc., completed its reverse merger or, the OvaScience Merger, with what was then known as “Millendo Therapeutics, Inc.,” or Private Millendo, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of August 8, 2018, as amended on September 25, 2018 and November 1, 2018. OvaScience’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on Friday, December 7, 2018 under the ticker symbol “OVAS,” commenced trading on The Nasdaq Capital Market, under the ticker symbol “MLND,” on Monday, December 10, 2018.
Immediately following the OvaScience Merger, Private Millendo became a wholly-owned subsidiary of OvaScience. Upon consummation of the OvaScience Merger, OvaScience adopted the business plan of Private Millendo and discontinued the pursuit of OvaScience’s business plan pre-Closing.
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
Risks Related to Our Proposed Merger and Retention of Key Employees

Our merger with Tempest may not be consummated or may not deliver the anticipated benefits we expect.

In 2020, we undertook a strategic review process, which was intended to result in an actionable plan that leverages our assets, capital and capabilities to maximize stockholder value. Following an extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on March 29, 2021, we entered into a merger agreement with Tempest Therapeutics, Inc. (“Tempest”), under which the privately held Tempest will merge with a wholly owned subsidiary of Millendo (the “Merger”). Pre-Merger Millendo shareholders will own approximately 18.5% of the combined company and pre-Merger Tempest stockholders will own approximately 81.5% of the combined company (assuming the financing transaction described in the Merger Agreement results in gross proceeds of approximately $30 million). We are devoting substantially all of our time and resources to consummating this transaction, however, there can be no assurance that such activities will result in the consummation of this transaction or that such transaction will deliver the anticipated benefits or enhance stockholder value.

Certain provisions of the Merger Agreement may discourage third-parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each party from soliciting or engaging in discussions with third parties regarding alternative acquisition proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited acquisition proposal constitutes or could reasonably be expected to lead to a superior proposal and that failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. In addition, if the Merger Agreement is terminated by us or Tempest under certain circumstances, including because of a decision of our board of directors to accept a superior proposal, we would be required to pay Tempest a termination fee of $1.4 million or reimburse Tempest's expenses up to a maximum of $1.0 million. This termination fee may discourage third parties from submitting alternative takeover proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend an alternative proposal.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Merger is not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock and our business prospects.

Failure to consummate the Merger may result in us paying a termination fee to Tempest and could harm our common stock price and our future business and operations.

The Merger will not be consummated if the conditions precedent to the consummation of the transaction are not satisfied or waived, or if the Merger Agreement is terminated in accordance with its terms. If the Merger is not consummated, we are subject to the following risks:

•if the Merger Agreement is terminated under certain circumstances, we will be required to pay Tempest a termination fee of $1.4 million or reimburse Tempest's expenses up to a maximum of $1.0 million; and
•the price of our common stock may decline and remain volatile.

If the Merger does not close for any reason, our board of directors may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of our various assets, dissolve or liquidate our assets or seek to continue to operate our business. If we seek another strategic transaction or attempt to sell or otherwise dispose of our various assets, there is no assurance that we will be able to do so, that the terms would be equal to or superior to the terms of the Merger or as to the timing of such transaction. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

If we were to seek to continue our business, we would need to determine whether to acquire one or more other product candidates. We would also need to raise funds to support continued operations and re-assess our workforce requirements in consideration of our reduced workforce.

If the Merger is not consummated, we may be unable to retain the services of key remaining members of our management team and, as a result, may be unable to seek or consummate another strategic transaction, properly dissolve and liquidate our assets or continue our business.

If we do not successfully consummate the transaction with Tempest, our board of directors may dissolve or liquidate our assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such transaction or liquidation.

If the Merger does not close for any reason, our board of directors may elect to, among other things, dissolve or liquidate our assets, which may include seeking protection from creditors in a bankruptcy proceeding. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

In the event of a dissolution and liquidation, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the Merger. Further, the Merger Agreement contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Tempest a termination fee of $1.4 million or reimburse Tempest's expenses up to a maximum of $1.0 million, which would further decrease our available cash resources. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our clinical trials; (ii) obligations under our employment, separation and retention agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of us; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of us. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

As a result of our decision to discontinue further investment in MLE-301 and the reductions in our workforce, we have only 12 employees remaining as of the date of this filing. If we are unable to retain certain of our remaining employees, our ability to consummate the planned Merger transaction may be delayed or seriously jeopardized.

On January 28, 2021, we announced workforce reductions, and current headcount has been reduced to 12 employees as of the date of this filing. Our cash conservation activities may yield unintended consequences, such as attrition beyond the planned workforce reductions and reduced employee morale, which may cause the remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain the remaining employees is critical to our ability to effectively manage our business and to consummate the planned Merger transaction. Additional attrition could have a material adverse effect on our business and ability to consummate the Merger. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since inception and anticipate that we will continue to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net loss was $36.4 million and $44.6 million and for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $245.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have devoted substantially all of our efforts to the acquisition of and preclinical and clinical development of MLE-301, in which we decided to discontinue our investment in January 2021, nevanimibe, in which we ceased investing in June 2020, and livoletide, of which we discontinued development in April 2020, as well as to building our management team and infrastructure. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if we resume drug development activities. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, continue our operations. A decline in our value also could cause you to lose all or part of your investment.
We have a limited operating history and have never generated any revenue from product sales, which may make it difficult to assess our future viability.
We are a biopharmaceutical company with a limited operating history. Our operations to date, with respect to the development of our product candidates, have been limited to organizing and staffing the business, business planning, raising capital, acquiring our product candidates and other assets and conducting preclinical and clinical development of our product candidates. We have not demonstrated an ability to successfully complete clinical development of a product candidate, obtain marketing approval, manufacture a commercial-scale drug (or arrange for a third-party to do so on our behalf), or conduct sales and marketing activities necessary for successful commercialization. Consequently, our predictions about our future success or viability may not be as accurate as they could be if we had more experience developing product candidates.
If the Merger is not completed, we would need to raise substantial additional funding to the extent we resume our drug development efforts, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our drug development efforts or other operations.

If the Merger is not completed, we may require substantial additional capital to fund any research and development and expenses related to our business. We had cash, cash equivalents and restricted cash of $38.7 million at December 31, 2020. In the event that the Merger is not completed, we may pursue a liquidation, dissolution or winding-up of the company, or may seek to complete an alternate strategic transaction or may elect to resume investment in other product candidates. Based on our current operating plan, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to allow us to fund our current operating plan for at least the next 12 months.
We cannot predict to what extent we will resume drug development activities for any other drug product candidates. If we resume drug development activities, only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development and clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Further, even if we complete the development for a drug product candidate and gain marketing approvals from the FDA, and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug product candidate will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of any drug product candidate, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline. Further, if we resume drug development activities, we will need substantial additional financing to complete the development of any other drug product candidates we may develop.
We expect to incur losses for the foreseeable future. Our ability to achieve profitability in the future is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders, further diminishing current stockholders' ability to realize any value for their stock holdings. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.

We will require additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain capital when needed may force us to delay, limit or terminate certain of our development programs, future commercialization efforts or other operations.
We expect our expenses to increase in connection with our ongoing activities and expect to continue to incur additional costs associated with operating as a public company. As of December 31, 2020, our cash, cash equivalents and restricted cash were $38.7 million. Our existing cash, cash equivalents and restricted cash are currently expected to be sufficient to fund our current operating plans through at least the next 12 months. This cash runway guidance is based on our current operational plans and excludes any additional funding that may be received and business development activities that may be undertaken. In addition, our operating plans may change as a result of many factors currently unknown to us, including the short- and long-term effects of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, regulatory approval and the commercialization of our current and future product candidates. Even if we believe we have sufficient capital for our current operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we elect to do so, additional capital may not be available to us on acceptable terms, if at all. Our ability to access additional capital, and as a result our operating results and liquidity needs, could be negatively affected by market fluctuations and economic downturn. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our business. Any additional capital raising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates.
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
Risks Related to Development and Commercialization
We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any future product candidates that we may develop.
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for any future candidates we may choose to develop or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our future product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

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
Since the closing date of the merger we completed with OvaScience in 2018 (“the OvaScience Merger”), we have been engaged in the process of winding up various subsidiaries of OvaScience, some or all of which are in foreign jurisdictions. We are also in the process of closing all other international subsidiaries. We expect to incur additional costs to complete these processes. Moreover, even if we successfully wind up these entities, we may be exposed to liability in these foreign jurisdictions as a result of their historical operations.
In addition, in December 2017, we acquired Alizé Pharma SAS (“Alizé”), a biopharmaceutical company based in Lyon, France. As of March 15, 2021, we had 12 employees located in the United States and one employee located in France. Our past and current global operations expose us to numerous and sometimes conflicting legal, tax and regulatory requirements, and violations or unfavorable interpretation by the respective authorities of these regulations could harm our business. Risks associated with international operations include the following, and these risks may be more pronounced if we seek to commercialize any future product candidates outside of the United States:
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
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any future product candidate that we may develop.
We face an inherent risk of product liability exposure related to our historical testing of product candidates. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
To the extent we resume drug development activities, we will rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We have in the past sought, and in the future may seek, extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Further, we may not elect to extend the most beneficial patent to us or the claims underlying the patent that we choose to extend could be invalidated. If any of the foregoing occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing its clinical and preclinical data and launch their drug earlier than might otherwise be the case.
Intellectual property rights do not necessarily address all potential threats to our business.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds or formulations that are similar to our formulation but that are not covered by the claims of the patents that we own or control;
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
The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third-parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third-parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse effect on our ability to commercialize any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third-parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing any future product candidates or force us to cease some or all of our business operations, which would have a material adverse effect on our business. Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar material adverse effect on our business. Even if we prevail in such infringement claims, patent litigation can be expensive and time consuming, which would harm our business, financial condition and results of operations.
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
Filing, prosecuting and defending patents covering any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own drugs and, further, may export otherwise infringing drugs to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These drugs may compete with our drugs in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
Risks Related to Our Business Operations and Employee Matters
Our business, preclinical studies and clinical development programs and timelines, our financial condition and results of operations could be materially and adversely affected by the current COVID-19 pandemic.
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
We are highly dependent on the services of our key executives and personnel, including Louis Arcudi III, our chief executive officer and Jennifer Minai-Azary, our chief financial officer and if we are not able to retain these members of our management team or recruit and retain additional management or personnel, our business will be harmed.
We are highly dependent on Mr. Arcudi and Ms. Minai-Azary. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. Further, these officers may be unable to perform their duties or have limited availability due to COVID-19 or other health emergencies. The temporary or permanent loss of the services of any of these persons could impede the achievement of our corporate objectives.

To the extent we resume drug development activities, we will also be dependent on our continued ability to attract, retain and motivate highly qualified additional management and personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.
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

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In January 2021, we began the implementation of a reduction in force that will reduce the number of our employees by up to 85 percent. The reduction in force, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, employees who were not affected by the reduction in force may seek alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.
Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including historical noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.
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
As a French technology company, Alizé historically benefited from certain tax advantages, including the French research tax credit (credit d’impot recherche) (“CIR”). The CIR is a French tax credit aimed at stimulating research and development and can offset French corporate income tax due. Alizé has historically received CIR reimbursements promptly following filing for such reimbursements with applicable French taxing authorities. For the year ended December 31, 2018, claims were made totaling $1.3 million, which we received in the third quarter of 2019. For the year ended December 31, 2019, claims were made totaling $1.3 million, which we received in the second quarter of 2020. In the future, we may no longer qualify as a French small or medium size enterprise, and, accordingly, we may be subject to a three-year waiting period for reimbursement of CIRs, which could adversely affect the combined business’s results of operations and cash flows. In addition, the amount of CIR received is, among other factors, dependent upon incurring qualified research and development expenses and maintaining a certain level of employee salaries and other personnel costs in France. The number of our research and development employees in France decreased during the year ended December 31, 2020 and we experienced a decrease in qualified research and development expenses for the year ended December 31, 2020 due to the discontinuation of our livoletide program. We plan to dissolve our subsidiary in France.
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
It is possible that we may not have fully anticipated the extent of the risks associated with the OvaScience Merger we completed with OvaScience in 2018. After the OvaScience Merger, OvaScience’s historic business was discontinued, but prior to the transaction OvaScience had a significant operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and winding down of the OvaScience business post-transaction, the risks involved with taking over a business with a significant operating history and the costs and liabilities associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs or liabilities associated with OvaScience’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.
The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors. A number of factors could influence the volatility in the trading price of our common stock, including changes in the economy or in the financial markets, including recently in connection with the ongoing COVID-19 pandemic, industry-related developments, and the impact of material events and changes in our operations, including as a result of our recent announcements that we have discontinued our livoletide program in PWS and ceased investing in our nevanimibe program and our MLE-301 program. Worsening economic conditions and other adverse effects or developments relating to our business or the ongoing COVID-19 pandemic may negatively affect the market price of our common stock. The market price for our common stock is likely to continue to be volatile, particularly due to the ongoing COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•announcements and market perceptions related to the Merger;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. As of December 31, 2020, we had 18,999,701 shares of common stock outstanding. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
As of March 1, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 34.5% of our outstanding common stock. As a result, these persons, acting together, can significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, due to recent changes in SEC rules related to smaller reporting companies, we are not required to have our auditors formally attest to the effectiveness of our internal control over financial reporting in connection with this Annual Report on Form 10-K for the year ended December 31, 2020. For the year ended December 31, 2018, we were unable to conduct the required assessment primarily due to the OvaScience Merger occurring in the fourth quarter of 2018 and the substantial change in operational focus, management and the internal control environment following the OvaScience Merger. As a result, we provided our first internal control assessment with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
As of December 31, 2020, we had federal and state net operating loss carryforwards (“NOLs”) of $330.8 million and $280.9 million, respectively. Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, by 2031.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, such as the Merger with Tempest, or other changes (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
ITEM 3. LEGAL PROCEEDINGS
Item 3. Legal Proceedings

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. On June 30, 2020, the parties filed a further status report requesting that the court continue the stay. The court continued the stay until at least January 7, 2021. On January 7, 2021, the parties filed a further status report requesting that the court continue the stay until at least April 30, 2021. The case remains stayed until at least April 30, 2021, when the parties are due to file a further status report. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the court granted leave for the lead plaintiff to file a second amended complaint under seal and permitted the defendants to file a motion to strike the second amended complaint. On December 30, 2019, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. The mediation was unsuccessful. The Company filed a motion to strike the second amended complaint on May 1, 2020. The Company believes that the amended complaint and the second amended complaint are without merit. On August 17, 2020, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. The parties agreed to participate in a second mediation session on November 10, 2020. On October 16, 2020, the court granted the parties’ joint request to extend the stay until November 16, 2020. On November 16, 2020, the parties filed a joint status report seeking to extend the stay for an additional thirty days. On November 17, 2020, the court ordered the parties to file a supplemental joint status report clarifying whether they sought a continuance of the stay of all proceedings or instead, a partial lifting of the stay. On November 19, 2020, the parties filed a joint status report seeking to continue a partial stay of the case while the parties engaged in additional settlement discussions, and a partial lifting of the stay to the extent required for the court to rule on the Company’s pending motion to strike and motions to dismiss filed by other defendants. Those motions remain pending. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17-cv-11382-IT (D. Mass.)) against OvaScience as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and waste of corporate assets. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
Our common stock has been traded on the Nasdaq Capital Market under the symbol “MLND” since the closing of the OvaScience Merger on December 7, 2018.
Stockholders
As of March 15, 2021, we had 19,043,034 shares of common stock outstanding held by 76 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview

We are a biopharmaceutical company that was previously primarily focused on developing novel treatments for endocrine diseases where current therapies do not exist or are insufficient. The endocrine system is a collection of glands that secrete hormones into the blood stream to regulate a number of functions, including appetite, metabolism, growth, development and reproduction. Diseases of the endocrine system can cause multiple and varied symptoms, including appetite dysregulation, metabolic dysfunction, obesity, cardiovascular disease, menstrual irregularity, hirsutism, and infertility.

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

In an effort to streamline costs after discontinuing our PWS program, we eliminated employee positions representing approximately 30% of our prior headcount, which were completed in the second quarter of 2020. We also began evaluating corporate strategic plans to prioritize and allocate resources to our remaining product candidates at the time and any future pipeline assets.

We had also been developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. As we previously announced, we elected to cease investing in the development of nevanimibe as a potential treatment for CAH in June 2020. The decision to cease investment in the CAH program was based on the interim review of results from the Phase 2b clinical study and the changing competitive environment. Results from 10 subjects, nine from cohort 1 and one from cohort 2, with at least 12 weeks of treatment with nevanimibe in this open-label, continuous dose escalation study showed that one patient (10%) met the primary endpoint of achieving 17-hydroxyprogesterone (17-OHP) levels less than or equal to 2-times the upper limit of normal. Treatment under the amended protocol with dose titration starting at 500 mg BID improved tolerability of nevanimibe. We do not expect to incur future material expenses related to our nevanimibe program for the treatment of CAH as we are no longer developing this program.

We had also been developing a selective neurokinin 3-receptor (NK3R) antagonist (MLE-301) as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. As we previously announced, in January 2021, we discontinued further investment in MLE-301 for the treatment of VMS based on an analysis of the pharmacokinetic and pharmacodynamic data from the single ascending dose portion of the Phase 1 study. Given our limited expected financing options, we began exploring an expanded range of strategic alternatives that included, but was not limited to, the potential sale or merger of the Company or our assets.

In January 2021, as a result of our decision to discontinue our investment in MLE-301, our Board also approved a corporate restructuring plan (the “Plan”) furthering our ongoing efforts to align our resources with our current strategy and operations. In connection with the Plan, we plan to reduce our workforce by up to 85%, with the majority of the reduction in personnel expected to be completed by April 15, 2021. We initiated this reduction in force in January 2021 and expect to provide severance payments and continuation of group health insurance coverage for a specified period to the affected employees. We have also entered into retention arrangements with employees who are expected to remain with the Company. We estimate that we will incur costs of approximately $5.5 million for termination benefits and retention arrangements related to the Plan, substantially all of which will be cash expenditures.

We had also been investigating nevanimibe (ATR-101) as a potential treatment for patients with endogenous Cushing’s syndrome (“CS”), a rare endocrine disease characterized by excessive cortisol production from the adrenal glands. As a result of slower than anticipated enrollment in our CS Phase 2 clinical trial, we elected to discontinue the trial in August 2019 and are no longer developing nevanimibe for the treatment of CS.

In 2020, we undertook a strategic review process, which was intended to result in an actionable plan that leverages our assets, capital and capabilities to maximize stockholder value. Following an extensive process of evaluating strategic alternatives, including identifying and reviewing potential candidates for a strategic acquisition or other transaction, on March 29, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Tempest Therapeutics, Inc. (“Tempest”) under which the privately held Tempest will merge with a wholly owned subsidiary of Millendo (the “Merger”). If the Merger is completed, the business of Tempest will continue as the business of the combined company.

We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will reconsider our strategic alternatives. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:

•Dissolve and liquidate our assets. If, for any reason, the Merger does not close, our Board may conclude that it is in the best interest of stockholders to dissolve the Company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Merger.

•Operate our business. Although less likely than the alternatives above, our Board may elect to seek new product candidates for development.

Historical Business and Programs

Since our inception in January 2012, our operations have focused on conducting preclinical studies and clinical trials, acquiring technology and assets, organization and staffing, business planning, and raising capital. We have devoted substantial effort and resources to acquiring our previous four product candidates, livoletide, nevanimibe, and MLE-301, as well as MLE4901, which we ceased developing in 2017. We acquired livoletide in connection with our acquisition of Alizé Pharma SAS, or Alizé, in December 2017. We in-licensed nevanimibe from the Regents of the University of Michigan, or the University of Michigan, in June 2013. We licensed MLE-301 from F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), in October 2018. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale and issuance of common stock, preferred stock and convertible promissory notes, proceeds received from the OvaScience Merger as well as borrowings under term loans.
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $36.4 million and $44.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $245.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Merger Agreement

After conducting a diligent and extensive process of evaluating strategic alternatives for the Company and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the careful evaluation and consideration of proposals from interested parties, and following extensive negotiation with Tempest, on March 29, 2021, we, Mars Merger Corp. (“Merger Sub”), a wholly owned subsidiary of the Company, and Tempest entered into the Merger Agreement. Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tempest, with Tempest continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, (a) each outstanding share of Tempest common stock (including shares of Tempest common stock issued upon conversion of Tempest preferred stock and shares of Tempest common stock issued in the financing transaction described below) will be converted into the right to receive a number of shares of Millendo common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of Millendo common stock described below) calculated in accordance with the Merger Agreement (the “Exchange Ratio”) and (b) each then outstanding Tempest stock option and warrant to purchase Tempest common stock will be assumed by Millendo, subject to adjustment as set forth in the Merger Agreement. Under the terms of the Merger Agreement, the Millendo board of directors may accelerate the vesting of any Millendo stock options that are outstanding as of immediately prior to the closing of the Merger.

Under the Exchange Ratio formula in the Merger Agreement, upon the closing of the Merger, on a pro forma basis and based upon the number of shares of Millendo common stock expected to be issued in the Merger, pre-Merger Millendo shareholders will own approximately 18.5% of the combined company and pre-Merger Tempest stockholders will own approximately 81.5% of the combined company (assuming the financing transaction described below results in gross proceeds of approximately $30 million). For purposes of calculating the Exchange Ratio, shares of Millendo common stock underlying Millendo stock options outstanding as of the immediately prior to the closing of the Merger with an exercise price per share of less than or equal to $5.00 (as adjusted for the reverse stock split described below) will be deemed to be outstanding and all shares of Tempest common stock underlying outstanding Tempest stock options, warrants and other derivative securities will be deemed to be outstanding. The Exchange Ratio will be adjusted to the extent that Millendo’s net cash at closing is less than $15.3 million or greater than $18.7 million and based on the amount of the financing transaction described below, as further described in the Merger Agreement.

In connection with the Merger, Millendo will seek the approval of its stockholders to (a) issue the shares of Millendo common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and (b) amend its certificate of incorporation to effect a reverse split of Millendo common stock at a ratio of between 1:10 and 1:15, as determined by a committee of the Millendo board of directors prior to the closing of the Merger (the “Millendo Voting Proposals”).

Each of Millendo and Tempest has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approval of its stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) Millendo using reasonable best efforts to maintain the existing listing of the Millendo common stock on Nasdaq and Millendo causing the shares of Millendo common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger, and (5) Millendo filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register the shares of Millendo common stock to be issued in connection with the Merger (the “Registration Statement”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, the (1) approval by Millendo stockholders of the Millendo Voting Proposals, (2) approval by the Tempest stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of Millendo common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement, and (5) the determination of Millendo’s net cash in accordance with the Merger Agreement. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger. Millendo’s obligation to consummate the Merger also is subject to the completion of at least $25.0 million of the financing transaction described below.

The Merger Agreement contains certain termination rights of each of Millendo and Tempest, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, Millendo may be required to pay Tempest a termination fee of $1.4 million or reimburse Tempest’s expenses up to a maximum of $1.0 million and Tempest may be required to pay Millendo a termination fee of $2.8 million or reimburse Millendo’s expenses up to a maximum of $1.0 million.

Concurrently with the execution of the Merger Agreement, (i) certain executive officers, directors and stockholders of Tempest (solely in their respective capacities as Tempest stockholders) holding approximately 87% of the outstanding shares of Tempest capital stock have entered into support agreements with Millendo and Tempest to vote all of their shares of Tempest capital stock in favor of adoption of the Merger Agreement and against any alternative acquisition proposals (the “Tempest Support Agreements”) and (ii) certain executive officers, directors and stockholders of Millendo (solely in their respective capacities as Millendo stockholders) holding approximately 16% of the outstanding shares of Millendo common stock have entered into support agreements with Millendo and Tempest to vote all of their shares of Millendo common stock in favor of the Millendo Voting Proposals and against any alternative acquisition proposals (the “Millendo Support Agreements”, and together with the Tempest Support Agreements, the “Support Agreements”).

Concurrently with the execution of the Merger Agreement, certain executive officers, directors and stockholders of Tempest have entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which, subject to specified exceptions, they agreed not to transfer their shares of Millendo common stock for the 180-day period following the closing of the Merger. In addition, each of Millendo and Tempest is obligated under the Merger Agreement to use reasonable best efforts prior to the closing of the Merger to obtain a Lock-Up Agreement from any person who will serve as a director or officer of Millendo following completion of the Merger.

At the effective time of the Merger, the Board of Directors of Millendo is expected to consist of seven members, six of whom will be designated by Tempest and one of whom will be designated by Millendo.

Concurrently with the execution and delivery of the Merger Agreement, certain parties have entered into agreements with Tempest pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase prior to the consummation of the Merger shares of Tempest common stock for an aggregate purchase price of approximately $30 million. The consummation of the transactions contemplated by such agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement. Shares of Tempest common stock issued pursuant to this financing transaction will be converted into shares of Millendo common stock in the Merger in accordance with the Exchange Ratio.
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
At-the-Market Equity Distribution Agreement
In April 2019, we entered into an "at-the-market" ("ATM") equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million. Subject to the terms of the ATM equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of our common stock under our ATM equity distribution agreement for net proceeds of approximately $5.5 million. We do not expect to sell additional shares under this ATM facility.
Sales of our common stock pursuant to the ATM have been made pursuant to our registration statement on Form S-3 (Registration Statement No. 333-230749), which was declared effective by the Securities and Exchange Commission on April 18, 2019.
COVID-19 Business Update

With the global impacts of the ongoing COVID-19 pandemic continuing in the fourth quarter of 2020, we are maintaining the business continuity plans we established and implemented in the first quarter of 2020, which are designed to address and mitigate the impact of the COVID-19 pandemic on our employees, operations and our business. While we are experiencing limited financial impacts from the pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations, could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our global workforce transitioned to working remotely. Throughout the fourth quarter of 2020, we continued our plan to allow some employees to return to the office voluntarily, which was based on a phased approach that is principles-based, flexible and local in design, with a focus on employee safety and optimal work environment. Our current plans remain fluid as federal, state and local guidelines, rules and regulations continue to evolve.
OvaScience Merger
On December 7, 2018, OvaScience, Inc., or OvaScience, now known as Millendo Therapeutics, Inc. completed its reverse merger or, the OvaScience Merger, with what was then known as “Millendo Therapeutics, Inc.,” or Private Millendo, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of August 8, 2018, as amended on September 25, 2018 and November 1, 2018, or the OvaScience Merger Agreement.  OvaScience’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on Friday, December 7, 2018 under the ticker symbol “OVAS,” commenced trading on The Nasdaq Capital Market, under the ticker symbol “MLND,” on Monday, December 10, 2018.
In August 2018, Private Millendo issued convertible promissory notes, or the Notes, to several of its existing investors and received cash proceeds of $8.0 million. The Notes accrued simple interest of 6.0% per annum.  Additionally, immediately prior to the OvaScience Merger, Private Millendo issued and sold an aggregate of 1,320,129 shares of Private Millendo common stock for total net proceeds of approximately $20.1 million, or the Pre-Closing Financing, to certain existing stockholders of Private Millendo.
In connection with the OvaScience Merger, each outstanding share of Private Millendo capital stock converted into shares of OvaScience’s common stock, and each outstanding option or warrant to purchase Private Millendo capital stock converted into the right to receive shares of OvaScience’s common stock.  At the Closing of the OvaScience Merger, Private Millendo stockholders received an aggregate of 8,789,628 shares of OvaScience common stock, which includes 1,320,129 shares of common stock issued to the investors in the Pre-Closing Financing, Private Millendo option holders received options to purchase 1,874,158 shares of OvaScience common stock and Private Millendo warrant holders received warrants to purchase 17,125 shares of OvaScience common stock.  In addition, upon the Closing of the OvaScience Merger, all principal and interest underlying the Notes converted into 499,504 shares of OvaScience common stock.

Immediately following the OvaScience Merger, Private Millendo became a wholly-owned subsidiary of OvaScience.  Upon consummation of the OvaScience Merger, or the Closing, OvaScience adopted the business plan of Private Millendo and discontinued the pursuit of OvaScience’s business plan pre-Closing.  The OvaScience Merger was accounted for as a reverse recapitalization with Private Millendo as the accounting acquirer. On the OvaScience Merger date, the primary pre-combination assets of OvaScience was cash, cash equivalents and marketable securities.  At the time of the OvaScience Merger, OvaScience had net assets of $38.0 million, which was comprised primarily of cash, cash equivalents and marketable securities.
Following the Closing of the OvaScience Merger, on December 7, 2018, we issued and sold an aggregate of 1,230,158 shares of common stock to an institutional investor for $16.258065 per share, for total net proceeds of approximately $18.7 million.
Integration of OvaScience
Leading up to the closing date of the OvaScience Merger, OvaScience had agreed to terminate, assign or otherwise fully discharge substantially all obligations under all contracts to which OvaScience or its subsidiaries were a party, wind-down the operations, and dissolve certain subsidiaries. OvaScience has closed their offices and all employees were terminated or resigned prior to or at the closing. All operations are drawing to a close that were not already wound down prior to closing.
Acquisition of Alizé
In December 2017, Private Millendo entered into agreements to acquire 100% of the outstanding ownership interests of Alizé, a privately held biotechnology company based in Lyon, France focused on the development of a treatment for patients with PWS, through its lead product candidate, livoletide.
In December 2017, we acquired 83.6% of the issued and outstanding share capital of Alizé pursuant to a Share Sale and Contribution Agreement. The consideration included an upfront payment of $1.0 million, and the issuance of Private Millendo's Series A-1 preferred stock, Series B-1 preferred stock, and common-1 stock, which upon consummation of the OvaScience Merger were converted to shares of our common stock. In December 2018, we acquired the remaining 16.4% of Alizé's issued and outstanding share capital from Otonnale SAS, or Otonnale. The consideration included a cash payment of $0.8 million and the issuance of the 442,470 shares of our common stock.
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
The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
	2020	2019
	(in thousands)
Livoletide expenses	$8,086	$14,702
Nevanimibe expenses	965	2,899
MLE-301 expenses	5,211	2,723
Personnel expenses	5,501	6,559
Other expenses	611	960
Total	$20,374	$27,843
Our research and development costs related to livoletide and nevanimibe have decreased significantly due to our decision to discontinue the livoletide and nevanimibe programs based on results from the Phase 2b ZEPHYR study in PWS and the Phase 2b clinical study in CAH, respectively. All costs, including estimated program closeout costs associated with these programs, were primarily recognized during the second quarter of 2020. Any revisions to estimated program closeout costs have been recognized as of December 31, 2020. Future expenses may be recorded as a result of changes to these estimated costs as closeout activities continue. Our research and development costs related to MLE-301 increased significantly due to preclinical studies and clinical trials during 2020, however, we expect future costs to decrease significantly due to our decision in January 2021 to discontinue the MLE-301 program based on the data from the single ascending dose portion of the Phase 1 study.
If we decide to resume product candidate development, the successful development of any future product candidates would be highly uncertain. We are also unable to predict when, if ever, material net cash inflows would commence from sales of any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:
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
We may never succeed in obtaining regulatory approval for any future product candidates we may develop.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees in executive, finance, accounting, business development, legal and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting, recruiting and consulting services. We expect our general and administrative expenses to increase during the first half of 2021 due to our corporate restructuring plan and the proposed Merger.
Interest income, net
Interest income represents amounts earned on our cash, cash equivalents and restricted cash balances.
Results of operations
Comparison of the years ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$20,374	$27,843
General and administrative	15,598	17,556
Loss from operations	35,972	45,399
Other expenses:
Interest income, net	(155)	(1,038)
Other loss	589	207
Net loss	$36,406	$44,568
Research and development expense
Research and development expense decreased by $7.5 million to $20.4 million for the year ended December 31, 2020 from $27.8 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Preclinical and clinical development expense	$14,262	$20,324
Compensation expense, other than stock-based compensation	4,524	5,260
Stock-based compensation expense	977	1,299
Other expenses	611	960
Total research and development expense	$20,374	$27,843
The increase in total research and development expense is attributable to:
•a $6.1 million decrease in preclinical and clinical development expense primarily related to decrease spend due to discontinuing our development of the livoletide and nevanimibe programs offset by increased spend on MLE-301;
•a $1.1 million decrease in compensation and stock-based compensation expenses primarily due to the reduction in force completed in the second quarter of 2020, as a result of the discontinuance of our livoletide program; and
•a $0.3 million decrease in other expenses mainly related to a reduction in travel in connection with the COVID-19 pandemic and allocated overhead due to fewer research and development personnel.
General and administrative expense
General and administrative expense decreased by $2.0 million to $15.6 million for the year ended December 31, 2020 from $17.6 million for the year ended December 31, 2019. The decrease was primarily due to lower professional fees and travel costs. Professional fees decreased $2.9 million mainly as a result of lower legal, accounting and consulting fees incurred as compared to the prior period. The decrease in these fees was due to lower expenditures on preparations for certain public reporting requirements in 2020 as compared to 2019, as well as lower consulting fees incurred related to assessing market opportunities for previous product candidates. Travel costs decreased $0.3 million as a result of a reduction in business travel in connection with the COVID-19 pandemic. These decreases were partially offset by increases in compensation expenses, including stock-based compensation, as well as increases in insurance, rent and facility related expenses. Compensation and stock-based compensation increased by $0.8 million as a result of termination benefits paid in connection with our reduction in force in the second quarter of 2020 and additional options granted in 2020. Insurance, rent and facility related expenses increased $0.4 million. These increases were due to higher insurance premiums and costs for additional leased office space compared to the prior period.
Interest income, net
Interest income, net decreased by $0.9 million to $0.2 million net interest income for the year ended December 31, 2020 from $1.0 million net interest income for the year ended December 31, 2019. The change was primarily due to lower interest income received as a result of lower cash, cash equivalent and restricted cash balances and lower interest rates.
Other loss
Other loss increased by $0.4 million to $0.6 million for the year ended December 31, 2020 from $0.2 million for the year ended December 31, 2019. The increase was due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
The following table sets forth the primary uses of cash and cash equivalents for each year set forth below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(30,435)	$(41,222)
Net cash (used in) provided by investing activities	(26)	3,988
Net cash provided by financing activities	5,386	26,943
Effect of foreign currency exchange rate changes on cash	221	33
Net decrease in cash, cash equivalents and restricted cash	$(24,854)	$(10,258)
Uses of funds
Operating activities
During the year ended December 31, 2020, we used $30.4 million of cash to fund operating activities. During the year ended December 31, 2020, cash used in operating activities reflected our net loss of $36.4 million offset by non-cash charges of $5.7 million, principally related to stock-based compensation, amortization of our right-of-use assets and the foreign currency remeasurement loss and a net change in operating assets and liabilities of $0.3 million.
During the year ended December 31, 2019, we used $41.2 million of cash to fund operating activities. During the year ended December 31, 2019, cash used in operating activities reflected our net loss of $44.6 million and a net change in operating assets and liabilities of $2.0 million, offset by non-cash charges of $5.4 million, principally related to stock-based compensation.
Investing activities
During the year ended December 31 2020, we paid $26,000 in purchases of property and equipment. During the year ended December 31, 2019, we received $4.4 million in net proceeds from the sale of marketable securities offset by $0.4 million in purchases of property and equipment.
Financing activities
During the year ended December 31, 2020, we received proceeds of $5.5 million received from the issuance of common stock, net of issuance costs paid. See Note 1 of our Consolidated Financial Statements for additional information related to the issuance of common stock.

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
Funding requirements
We expect our expenses to decrease as a result of our discontinuing the development of livoletide, nevanimibe and MLE-301 as compared to previous operations. However, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to liquidate our assets. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.
In April 2019, we entered into an "at-the-market" ("ATM") equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million. Subject to the terms of the ATM equity distribution agreement, we are able to determine, at our sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, we amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, we sold 719,400 shares of our common stock under our ATM equity distribution agreement for net proceeds of approximately $5.5 million. We do not expect to sell additional shares under this ATM facility.
As of December 31, 2020, we had cash, cash equivalents and restricted cash of $38.7 million, which we believe are sufficient to fund our planned operations through at least the next 12 months.
Our future capital requirements will depend on the results of our ongoing strategic evaluation, including whether we complete the Merger with Tempest. If the Merger is not completed, we will reconsider our strategic alternatives which may include a dissolution of the company, pursuit of another strategic transaction or the continued operation of product development. In the event we resume product candidate development, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of any future preclinical studies and clinical trials;
•the scope, prioritization and number of any future research and development programs;
•the costs, timing and outcome of regulatory review of any future product candidates;
•our ability to establish and maintain any future collaborations on favorable terms, if at all;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing any future intellectual property rights and defending intellectual property-related claims;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of securing manufacturing arrangements for commercial production; and
•the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market any future product candidates.
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any future product candidates, if approved, may not achieve commercial success.
If we elect to resume product candidate development, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations at December 31, 2020:

	Year Ended December 31 2020,
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases (1)	$760	$1,589	$302	$—	$2,651
Long-term debt (2)	239	61	—	—	300
Licensing arrangements (3)	20	—	—	—	20	(4)
Total	$1,019	$1,650	$302	$—	$2,971	(4)
__________________________
(1)Reflects obligations pursuant to our office leases in Ann Arbor, Michigan.
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
(4)We are obligated to pay the University of Michigan minimum royalties of $20,000 per year from 2020 to 2023 and $0.2 million per year beginning in 2024 through expiration of the term of the license agreement. All such amounts due after December 31, 2023 are excluded from the table above because the duration of the license agreement is not determinable. On March 5, 2021, we notified the University of Michigan of our decision to terminate the UM License Agreement, which termination shall be effective as of April 30, 2021, as agreed with the University of Michigan. As a result, we expect our expenditures under this agreement to decrease in the year ending December 31, 2021.
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
At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2020, we had not made any material adjustments to our prior estimates of accrued research and development expenses.
Stock-based compensation
We measure expense for all stock options based on the estimated fair market value of the award on the grant date. We use the Black-Scholes option pricing model to value our stock option awards. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We have issued awards where vesting is subject to a performance condition and the recognition is based on the derived service period. Expense for awards with performance conditions would be estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. We have not issued awards where vesting is subject to a market condition. The fair market value of our common stock is determined based on the closing price of our common stock on the Nasdaq Capital Market.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MILLENDO THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Millendo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Millendo Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued preclinical and clinical costs
Description of the Matter
As described in Note 2 to the consolidated financial statements under the caption “Research and development expenses”, and within Note 6, the Company records the cost of research and development activities as they are incurred. These include, among others, costs of funding research performed by third parties, amounts due under agreements with contract manufacturing organizations and outsourced professional scientific development services. The amounts recorded include an estimate of progress toward the completion of the applicable research or development objectives. The Company compares payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. As of December 31, 2020, the Company’s accrual for preclinical and clinical costs was $1 million.

Auditing the Company’s accrual for preclinical and clinical costs was challenging because information necessary to estimate the accruals was accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing did not correspond to the level of services provided and invoicing from clinical study sites and other vendors may not yet be available to management.

How We Addressed the Matter in Our Audit	To test the accrued preclinical and clinical costs, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimate, including, but not limited to, estimated project duration, research and manufacturing services incurred to date and terms of contractual arrangements. To assess the reasonableness of the data, we corroborated the progress of the clinical trials with Company research and development personnel and obtained third-party evidence supporting the activities performed to date. We recalculated the accrual based on executed contracts with the clinical research organizations, contract manufacturing organizations and clinical study sites. We also tested subsequent invoicing received from third parties and any pending change orders to assess the impact to the accrual through the balance sheet date and compared that to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Grand Rapids, Michigan
March 29, 2021

Millendo Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$38,174	$62,478
Short-term restricted cash	484	1,034
Prepaid expenses and other current assets	1,929	6,344
Refundable tax credit	314	1,276
Total current assets	40,901	71,132
Operating lease right-of-use assets	2,157	3,331
Other assets	351	507
Total assets	$43,409	$74,970
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$239	$208
Accounts payable	1,486	1,495
Accrued expenses	5,525	9,066
Operating lease liabilities - current	737	1,751
Total current liabilities	7,987	12,520
Debt, net of current portion	61	168
Operating lease liabilities	1,635	2,395
Other liabilities	—	16
Total liabilities	9,683	15,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 18,999,701 shares and 18,266,545 shares issued and outstanding at December 31, 2020 and 2019, respectively	19	18
Additional paid-in capital	277,647	267,018
Accumulated deficit	(245,060)	(208,654)
Accumulated other comprehensive income	452	165
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	33,058	58,547
Equity attributable to noncontrolling interests	668	1,324
Total stockholders’ equity	33,726	59,871
Total liabilities and stockholders’ equity	$43,409	$74,970
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$20,374	$27,843
General and administrative	15,598	17,556
Loss from operations	35,972	45,399
Other expenses:
Interest income, net	(155)	(1,038)
Other loss	589	207
Net loss	(36,406)	(44,568)
Net loss per share of common stock, basic and diluted	$(1.93)	$(3.25)
Weighted-average shares of common stock outstanding, basic and diluted	18,862,537	13,706,744
Other comprehensive income (loss):
Foreign currency translation adjustment	$287	$17
Comprehensive loss	$(36,119)	$(44,551)
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2019	13,357,999	$13	$234,876	$(164,086)	$148	$70,951	$2,171	$73,122
Exercise of stock options	97,225	—	361	—	—	361	—	361
Issuance of common stock to board of directors	1,941	—	20	—	—	20	—	20
Issuance of common stock, net of issuance costs	4,791,667	5	26,486	—	—	26,491	—	26,491
Exercise/forfeiture of BSPCE warrants	17,713	—	958	—	—	958	(847)	111
Stock-based compensation expense	—	—	4,317	—	—	4,317	—	4,317
Foreign currency translation adjustment	—	—	—	—	17	17	—	17
Net income (loss)	—	—	—	(44,568)	—	(44,568)	—	(44,568)
Balance at December 31, 2019	18,266,545	$18	$267,018	$(208,654)	$165	$58,547	$1,324	$59,871
Exercise of stock options	1,449	—	2	—	—	2	—	2
Issuance of common stock, net of issuance costs	719,400	1	5,649	—	—	5,650	—	5,650
Exercise/forfeiture of BSPCE warrants	12,307	—	734	—	—	734	(656)	78
Stock-based compensation expense	—	—	4,244	—	—	4,244	—	4,244
Foreign currency translation adjustment	—	—	—	—	287	287	—	287
Net income (loss)	—	—	—	(36,406)	—	(36,406)	—	(36,406)
Balance at December 31, 2020	18,999,701	$19	$277,647	$(245,060)	$452	$33,058	$668	$33,726
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(36,406)	$(44,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152	97
Stock-based compensation expense	4,244	4,317
Foreign currency remeasurement loss	321	—
Amortization of right-of-use asset	952	955
Other non-cash items	6	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,361	(698)
Other assets	21	66
Accounts payable	25	(469)
Accrued expenses and other liabilities	(3,559)	281
Operating lease liabilities	(1,552)	(1,233)
Cash used in operating activities	(30,435)	(41,222)
Investing activities:
Purchase of property and equipment	(26)	(397)
Proceeds from sale of marketable securities	—	4,385
Cash (used in) provided by investing activities	(26)	3,988
Financing activities:
Repayment of debt	(108)	(184)
Proceeds from the issuance of common stock, net of issuance costs	5,453	26,688
Proceeds from sale of private placement, net of issuance costs	—	(15)
Repayment of principal on finance lease	(37)	(18)
Proceeds from option and BSPCE warrant exercises	78	472
Cash provided by financing activities	5,386	26,943
Effect of foreign currency exchange rate changes on cash	221	33
Net decrease in cash, cash equivalents and restricted cash	(24,854)	(10,258)
Cash, cash equivalents and restricted cash at beginning of period	63,512	73,770
Cash, cash equivalents and restricted cash at end of period	$38,658	$63,512
Supplemental schedule of non-cash investing and financing activities:
Financing costs in accounts payable and accrued expenses	$—	$197
Right-of-use assets acquired under operating leases	$—	$3,414
See accompanying Notes to Consolidated Financial Statements

Millendo Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
Millendo Therapeutics, Inc. (the “Company”), a Delaware corporation, together with its subsidiaries, is a biopharmaceutical company that was previously primarily focused on developing novel treatments for orphan endocrine diseases where current therapies do not exist or are insufficient.
The Company had been developing livoletide (AZP-531), as a potential treatment for Prader-Willi syndrome, (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company discontinued the development of livoletide as a potential treatment for PWS in April 2020 based upon results from its Phase 2b trial. All costs, including estimated closeout costs associated with the livoletide program were recognized during the second quarter, which resulted in the Company recording $3.1 million in the second quarter of 2020. The Company recorded additional expense in the second half of 2020 related to the livoletide program, which reflects changes to estimated closeout costs. The Company does not expect to incur future material expenses related to this program.
In an effort to streamline costs after discontinuing the PWS program, the Company eliminated employee positions representing approximately 30% of its prior headcount, which were completed in the second quarter of 2020. The Company recorded one-time costs of $1.1 million in the form of termination benefits to this plan in the second quarter of 2020.
The Company had also been developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia, (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company elected to cease investing in the development of nevanimibe as a potential treatment for CAH in June 2020 based on an interim review of data from its Phase 2b trial. All costs, including estimated closeout costs associated with the nevanimibe program for the treatment of CAH were recognized during the second quarter of 2020. The Company recorded additional expense in the second half of 2020 related to the nevanimibe program, which reflects changes to estimated close out costs. The Company does not expect to incur future material expenses related to its nevanimibe program for the treatment of CAH as it is no longer developing this program
The Company had also been developing a selective neurokinin 3-receptor (NK3R) antagonist (MLE-301) as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. In January 2021, the Company discontinued further investment in MLE-301 for the treatment of VMS based on an analysis of the pharmacokinetic and pharmacodynamic data from the single ascending dose portion of the Phase 1 study.

In January 2021, as a result of its decision to discontinue its investment in MLE-301, the Company's Board of Directors (the “Board”) also approved a corporate restructuring plan (the “Plan”) furthering the Company's ongoing efforts to align its resources with its current strategy and operations. In connection with the Plan, the Company plans to reduce its workforce by up to 85%, with the majority of the reduction in personnel expected to be completed by April 15, 2021. The Company initiated this reduction in force in January 2021 and expects to provide severance payments and continuation of group health insurance coverage for a specified period to the affected employees. The Company has also entered into retention arrangements with employees who are expected to remain with the Company. The Company estimates that it will incur costs of approximately $5.5 million for termination benefits and retention arrangements related to the Plan, substantially all of which will be cash expenditures.

In 2020, the Company undertook a strategic review process, which was intended to result in an actionable plan that leverages its assets, capital and capabilities to maximize stockholder value. Following an extensive process of evaluating strategic alternatives, including identifying and reviewing potential candidates for a strategic acquisition or other transaction, on March 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Tempest Therapeutics, Inc. (“Tempest”) under which the privately held Tempest will merge with a wholly owned subsidiary of Millendo (the “Merger”). If the Merger is completed, the business of Tempest will continue as the business of the combined company (see Note 12).
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
Liquidity
The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to the ongoing review of corporate strategic alternatives that include, but are not limited to, the potential sale or merger of the Company or its assets. As of December 31, 2020, the Company had cash, cash equivalents and restricted cash of $38.7 million and an accumulated deficit of $245.1 million.
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
In April 2019, the Company entered into an “at-the-market” (“ATM”) equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows the Company to sell its common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, the Company amended the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, the Company sold 719,400 shares of its common stock under our ATM equity distribution agreement for net proceeds of approximately $5.5 million. The Company does not expect to sell additional shares of common stock under the equity distribution agreement.

Given its limited expected financing options, the Company is currently exploring an expanded range of strategic alternatives that include, but are not limited to, the potential sale or merger of the Company or its assets. In the event that the Company does not complete the Merger with Tempest, the Company (i) may elect to pursue a dissolution and liquidation of the Company, (ii) pursue another strategic transaction or (iii) may resume research and development activities.

The Company believes its cash, cash equivalents and restricted cash at December 31, 2020 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and restricted cash. The Company generally invests its cash in deposits with high credit quality financial institutions. Deposits at banks may exceed the insurance provided on such deposits. Additionally, the Company performs periodic evaluations of the relative credit standing of these financial institutions.
Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2020 and 2019 consisted of money market funds.
Restricted cash
Restricted cash relates to amounts used to secure the Company’s credit card facility balances held on deposit with major financial institutions, to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease agreement, and to fund an escrow arrangement in connection with a sublease agreement also pursuant to that same operating lease agreement. The escrow agreement ended in connection with the expiration of the Company's Waltham, Massachusetts lease agreement in November 2020 (see Note 7). The following table provides a reconciliation of the components of cash, cash equivalents, and restricted cash reported in the Company's consolidated balance sheets to the total of the amount presented in the Consolidated Statements of Cash Flows:

	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$38,174	$62,478
Restricted cash	484	1,034
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$38,658	$63,512
Refundable tax credit
The Company earns French research tax credits (crédit d’impôt recherche) or (“CIR”) in connection with its research efforts through its wholly owned subsidiary in Lyon, France. CIR earned are refundable or they can offset French corporate income tax due. Since the French research tax credit can be recovered in cash, the Company has elected to treat this as a grant. During the year ended December 31, 2020 and 2019, the Company recognized a reduction of research and development expenses of $0.5 million and $1.2 million, respectively, and had a research tax credit receivable of $0.3 million and $1.3 million at December 31, 2020 and 2019, respectively.

Leases
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

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Refer to Note 7 for further details.

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
The carrying value of the Company’s debt approximates fair value as of December 31, 2020 and 2019.
Other assets
Other assets includes property and equipment and other assets. Property and equipment, less accumulated depreciation, are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives which range from three to five years except for leasehold improvements which are amortized over the shorter of the asset life or lease term. Repairs and maintenance costs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment of long-lived assets through December 31, 2020.
Research and development expenses
Research and development costs are expensed as incurred and consist primarily of personnel expenses, costs of funding research performed by third-parties, expenses incurred under agreements with contract manufacturing organizations, payments under third-party licensing agreements, consultant fees and expenses associated with outsourced professional scientific development services, expenses related to regulatory activities and allocated expense for facility costs. Milestone payment obligations incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs, are included in research and development expenses. Upfront milestone payments made to third-parties who perform research and development services on the Company’s behalf are expensed as services are rendered.
At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. As of December 31, 2020 and 2019, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.
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
Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company’s financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying Consolidated Financial Statements.
Net loss per share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share, the weighted-average number of shares of common stock remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (amounts shown as common stock equivalents):

	Year ended December 31,
	2020	2019
Stock options	3,749,102	2,498,606
Common stock warrants	17,125	17,125
BSA and BSPCE warrants	48,265	95,567
	3,814,492	2,611,298

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
Recent accounting pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU 2020-01 states any equity security transitioning from the alternative method of accounting under Topic 321 to the equity method, or vice versa, due to an observable transaction will be remeasured immediately before the transition. In addition, the ASU clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles of Topic 321 before settlement or exercise. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied on a prospective basis. Early adoption is permitted. The Company adopted ASU 2020-01 on January 1, 2021, which did not have a material effect on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company adopted ASU 2019-01 on January 1, 2021, which did not have a material effect on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. The standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption was permitted. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
3. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$33,636	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$59,382	$—	$—

4. Accrued Expenses
Accrued expenses consist of (amounts in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$1,978	$2,042
Professional fees	719	2,929
Preclinical and clinical costs	1,002	1,820
Insurance premiums	1,476	1,423
Other	350	852
Total	$5,525	$9,066

5. Debt
Bpifrance Reimbursable Advance
In December 2017, in connection with its acquisition of Alizé, a privately held biotechnology company based in Lyon, France, the Company assumed €0.7 million of debt that Alizé had outstanding with Bpifrance Financing (“Bpifrance”). The original advance amount of €0.8 million (“the Bpifrance Advance”) was provided to Alizé as an innovation aid that required Alizé to carry out certain activities related to its livoletide clinical development program and incur a certain level of program expenditures. No interest is charged or accrued under the advance.
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

For the year ending December 31, 2020 the Company made $0.1 million in principal payments under the Bpifrance Advance agreement due to the fact that in April 2020, Bpifrance provided a six month deferral of principal payments to support businesses as a result of the COVID-19 pandemic. During the third quarter the Company resumed normal principal payments under the Bpifrance Advance agreement. For the year ending December 31, 2019, the Company made principal payments of $0.2 million. At December 31, 2020, the balance outstanding was $0.3 million (€0.2 million).
6. License Agreements
University of Michigan License Agreement
In June 2013, the Company entered into a license agreement with the Regents of the University of Michigan (the “University of Michigan”) for a worldwide, exclusive, sublicensable license to the University of Michigan’s interest in certain patent rights jointly owned with the Company, covering the use of ATR-101 for the treatment of certain indications (the “UM License Agreement”). Due to the Company's decision to cease investing in the nevanimibe program, effective on March 5, 2021, the Company notified the University of Michigan of its decision to terminate the UM License Agreement, which termination shall be effective April 30, 2021, as agreed to by the University of Michigan.
The Company would have been obligated to make payments to the University of Michigan totaling up to $2.5 million upon the achievement of certain development and commercial milestones. No amounts were paid in 2018 or 2019 related to the achievement of development or commercial milestones. During the year ended December 31, 2019, $0.1 million was paid in order to extend the milestone achievement date of certain development milestones. The Company would have also been required to pay the University of Michigan a low-single digit royalty percentage on net sales of applicable products, if any.
In addition, $20,000 in annual minimum royalties would have been due under the UM License Agreement for each of 2021 through 2023. Further, beginning in 2024, the Company would have been required to pay an annual fee of $0.2 million which would have been creditable against royalties due, if any, until the expiration or termination of the UM License Agreement.
Assignment agreement with Erasmus University Medical Center and the University of Turin
In connection with its acquisition of Alizé, the Company assumed Alizé’s obligations under an assignment agreement with Erasmus University Medical Center, the University of Turin and certain individuals (collectively “the Assignors”), for certain patents and patent applications relating to livoletide. In March 2021, the Company notified the assignors that it had discontinued its PWS program.
In connection with the assignment, the Company agreed to pay the Assignors a flat, low single digit royalty on net commercial sales of products containing livoletide that are covered by the claims of the assigned intellectual property. Further, upon approval of livoletide by the FDA or EMA, the Company would have been required to pay the Assignors CDN $100,000, which amount would have been deducted from any future royalty payments due to the Assignors. The Company also agreed to pay the Assignors a low single digit percentage of any amounts received in connection with its license of the assigned intellectual property or products containing livoletide that are covered by the claims of the assigned intellectual property.
License Agreement with Roche
On October 16, 2018, the Company entered into a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), for a worldwide, exclusive license to Roche's interest in certain patent rights and know-how covering, among other things, the use of a neurokinin 3 receptor antagonist (the "Roche License Agreement"). Due to the Company's decision to discontinue developing the MLE-301 program, in March 2021, the Company notified Roche that it was terminating the Roche License Agreement effective three months from the date of such notice.

As consideration for the rights granted to the Company under the Roche License Agreement, the Company agreed to pay Roche an up-front payment. Under the terms of the Roche License Agreement, the Company would have also been obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to the neurokinin 3 receptor antagonist. In addition, the Company would have been required to share a portion of any net proceeds received in connection with certain agreements that it may enter into with third-parties to develop and commercialize the neurokinin 3 receptor antagonist.

7. Commitments and Contingencies

Operating leases

The Company has noncancelable operating leases for office space which have remaining lease terms of approximately 3.5 years. In connection with the OvaScience Merger, the Company assumed a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The sublease commenced on January 15, 2019 and expired on November 30, 2020. The total minimum sublease rentals received under the Waltham, Massachusetts agreement was $0.6 million. In February 2019 and October 2018, the Company entered into two additional noncancelable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts. This lease was scheduled to expire on September 30, 2020; however, in June 2020 the Company exercised its right to terminate the lease early such that the lease terminated on August 11, 2020. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants. In January 2020, the Company terminated its office lease agreement in Lyon, France.

As of December 31, 2020, the operating lease ROU asset and the operating lease liabilities were $2.2 million and $2.4 million, respectively. The weighted average discount rate used to account for the Company's operating leases is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to ten years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the year ended December 31, 2020. The weighted average remaining term of the Company's noncancelable operating leases is 3.38 years.

Rent expense related to the Company's operating leases was approximately $0.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. Cash paid for amounts included in the measurement of the lease liabilities was approximately $1.8 million and $1.5 million during the years ended December 31, 2020 and 2019, respectively. The Company received approximately $0.3 million in sublease payments related to its Waltham, Massachusetts lease during each of the years ended December 31, 2020 and 2019. Future minimum rental payments under the Company’s noncancelable operating leases at December 31, 2020 is as follows (amounts in thousands):

Year Ending December 31,
2021	$760
2022	783
2023	806
2024	302
2025	—
Thereafter	—
Total	$2,651
Present Value Adjustment	(279)
Lease liability at December 31, 2020	$2,372
Employment benefit plan
The Company maintains a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the years ended December 31, 2020 and 2019, the expense relating to the contributions made was $0.2 million and $0.2 million, respectively.
Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) and OvaScience as a nominal defendant alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. On June 30, 2020, the parties filed a further status report requesting that the court continue the stay. The court continued the stay until at least January 7, 2021. On January 7, 2021, the parties filed a further status report requesting that the court continue the stay until at least April 30, 2021. The case remains stayed until at least April 30, 2021, when the parties are due to file a further status report. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the court granted leave for the lead plaintiff to file a second amended complaint under seal and permitted the defendants to file a motion to strike the second amended complaint. On December 30, 2019, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. The mediation was unsuccessful. The Company filed a motion to strike the second amended complaint on May 1, 2020. The Company believes that the amended complaint and the second amended complaint are without merit. On August 17, 2020, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. The parties agreed to participate in a second mediation session on November 10, 2020. On October 16, 2020, the court granted the parties’ joint request to extend the stay until November 16, 2020. On November 16, 2020, the parties filed a joint status report seeking to extend the stay for an additional thirty days. On November 17, 2020, the court ordered the parties to file a supplemental joint status report clarifying whether they sought a continuance of the stay of all proceedings or instead, a partial lifting of the stay. On November 19, 2020, the parties filed a joint status report seeking to continue a partial stay of the case while the parties engaged in additional settlement discussions, and a partial lifting of the stay to the extent required for the court to rule on the Company’s pending motion to strike and motions to dismiss filed by other defendants. Those motions remain pending. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company's consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17-cv-11382-IT (D. Mass.)) against OvaScience as a nominal defendant, certain former officers and directors of OvaScience and one current director of the Company (a former director of OvaScience) alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and waste of corporate assets. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the complaint is without merit and intends to defend against the litigation.

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
8. Common Stock and Convertible Preferred Stock
Common stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2020.
Common stock warrants
As of December 31, 2020, there were 17,125 common stock warrants outstanding with a weighted average exercise price of $16.93 per share.
9. Stock-Based Compensation
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
The aggregate number of shares of the Company's common stock initially reserved for issuance under the 2019 Plan was 2,919,872 shares, which is the sum of (i) 534,320 shares, (ii) the number of unallocated shares remaining available for grant under the Prior Plans as of the effective date of the 2019 Plan, and (iii) the Prior Plans' Returning Shares (as defined below), as such shares become available from time to time. The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. Pursuant to the terms of the 2019 Plan, an additional 4% of the total number of shares of the Company's common stock outstanding on December 31, 2019 were added to the number of available shares effective January 1, 2020.
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
The aggregate number of shares of the Company's common stock that may be issued under the 2019 ESPP is 133,580 shares, plus the number of shares of the Company's common stock that are automatically added on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (ii) 133,580 shares of the Company's common stock, unless a lesser number of shares is determined by the Board. Pursuant to the terms of the 2019 Employee Stock Purchase Plan, an additional 133,580 shares were added to the number of available shares effective January 1, 2020.
The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$977	$1,299
General and administrative	3,267	3,018
Total	$4,244	$4,317
Stock options
Options issued may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board. Vesting generally occurs over a period of not greater than four years. In May 2020, the Company granted 840,450 stock options to its employees in connection with the PWS and CAH program changes that occurred during the second quarter of 2020 (see Note 1). The vesting was as follows: 1) 50 percent of the shares subject to this option grant will vest on the earlier of (i) December 31, 2020 or (ii) the Board's approval of the achievement of certain performance criteria, and 2) one twelfth (1/12th) of the remaining shares subject to this option grant will vest in equal monthly installments thereafter.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the years ended December 31, 2020 and 2019:

	Shares	Weighted-average exercise price share	Weighted-average remaining contractual life (years)
Outstanding at January 1, 2019	1,764,287	$26.81	8.0
Granted	1,225,901	9.73
Exercised	(97,225)	3.71
Forfeited	(394,357)	40.42
Outstanding at December 31, 2019	2,498,606	17.18	7.7
Granted	1,864,375	4.71
Exercised	(1,449)	1.08
Forfeited	(612,430)	13.39
Outstanding at December 31, 2020	3,749,102	$11.60	7.9
Vested and exercisable at December 31, 2020	1,819,399	$16.34	6.8
Vested and expected to vest at December 31, 2020	3,749,102	$11.60	7.9
As of December 31, 2020, the unrecognized compensation cost related to 1,929,703 unvested stock options expected to vest was $8.1 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.3 years. The aggregate intrinsic value of options exercised during the year ended December 31, 2020 was $1,000. The aggregate intrinsic value of options exercised during the year ended December 31, 2019 was $0.7 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2020 was $0.2 million and $0.1 million, respectively. The options granted during the years ended December 31, 2020 and 2019, had an estimated weighted average grant date fair value of $3.13 and $6.74, respectively.
The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2020 and 2019 was determined using the methods and assumptions discussed below.
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
•Prior to the OvaScience Merger, the Company’s common stock was not publicly traded. The Company’s board of directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the OvaScience Merger, the fair market value of the Company’s common stock is determined based on the closing price of its common stock on the Nasdaq Capital Market.
The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plan:

	Year Ended, December 31,	Year Ended, December 31,
	2020	2019
Expected term (in years)	5.74	6.02
Expected volatility	77%	80%
Risk-free interest rate	0.86%	2.22%
Expected dividend yield	0%	0%
Fair market value of common stock	$4.71	$9.73
At the time of the Alizé acquisition, Alizé had 6,219 non-employee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted-average exercise prices of €80.06 and €83.40, respectively. As of December 31, 2020, all BSAs and BSPCEs were vested. During the year ended December 31, 2020, 910 BSPCE warrants were exercised resulting in the issuance of 12,307 shares of the Company's common stock. In addition, during the year ended December 31, 2020, a total of 2,586 BSA and BSPCE warrants were forfeited. As of December 31, 2020, there were an aggregate of 48,265 shares of common stock issuable upon the exercise of the warrants with a weighted-average exercise price of $7.85 per share. These instruments are included in the equity attributable to noncontrolling interests.
10. Income Taxes
As of December 31, 2020, the Company had approximately $330.8 million and $280.9 million of federal and state net operating loss carryforwards, respectively, which begin to expire in 2031. As of December 31, 2020, the Company had approximately $5.3 million and $1.1 million of federal and state research and development tax credit carryforwards, respectively, that begin to expire in 2031 and 2029, respectively. As of December 31, 2020, the Company had approximately $7.4 million of federal orphan drug tax credit carryforwards that begin to expire in 2032. As of December 31, 2020, the Company had foreign net operating loss carryforwards of approximately $20.7 million which can be carried forward indefinitely.
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

The components of the net deferred income tax asset as of December 31, 2020 and 2019 are as follows (amounts in thousands):

	December 31,
	2020	2019
Deferred taxes:
Net operating loss carryforwards	$90,842	$96,378
Research and development credit carryforwards	13,603	13,404
Stock-based compensation	4,071	4,107
Accruals	352	414
Right-of-use asset	(508)	(742)
Lease liability	559	934
Capitalized start-up costs	775	855
Other	20	10
Gross deferred tax asset	109,714	115,360
Less: valuation allowance	(109,714)	(115,360)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2020 because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance decreased by $5.6 million during the year ended December 31, 2020, primarily due to the write-off of net operating loss carryforwards related to a wholly owned foreign subsidiary that filed for liquidation during the year ended December 31, 2020, offset by the generation of net operating losses and credit carryforwards during 2020. In addition to the deferred taxes listed in the above table, an income tax reduction of $83.4 million (tax-effected $19.5 million deferred tax asset with a full valuation allowance) resulting from the foreign subsidiary liquidation may be available as capital loss carryforwards, net operating loss carryforwards or a combination of both in the U.S., however, a detailed analysis of these losses is required to make this determination and has not yet been initiated.
On December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to income taxes and no amounts have been recognized in the Company’s statement of operations.
A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2020	2019
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	2.2%	2.4%
Permanent differences	(2.4)%	(1.0)%
Rate change	—%	(8.7)%
Research and development credit benefit	1.7%	2.7%
Change in valuation allowance	(22.5)%	(16.4)%
Effective income tax rate	—%	—%

The Company files income tax returns in the U.S. Federal, various state, and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for the Company’s tax years from 2017 to present. Federal and state carryforward attributes that were generated prior to the tax year ended December 31, 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a period for which the statute of limitations remains open. The statute of limitations for assessment by the authorities in the various foreign jurisdictions in which the Company files ranges from one to three years and is open for the Company’s tax years from 2017 to present. There are currently no federal, state or foreign income tax audits in progress.
11. Related Party Transactions
As discussed in Note 1, the Company sold shares of its common stock in December 2019. Roche invested in the Company's December 2019 financing. One of the Company's Board members is affiliated with Roche.
12. Subsequent Events

Following an extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, on March 29, 2021, the Company entered into a Merger Agreement with Tempest. If the Merger is completed, the business of Tempest will continue as the business of the combined organization.

At the closing of the Merger, (a) each then outstanding share of Tempest common stock (including shares of Tempest common stock issued upon conversion of Tempest preferred stock and shares of Tempest common stock issued in the financing transaction described in the Merger Agreement) will be converted into the right to receive a number of shares of Millendo common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of Millendo common stock) calculated in accordance with the Merger Agreement and (b) each then outstanding Tempest stock option and warrant to purchase Tempest common stock will be assumed by Millendo, subject to adjustment as set forth in the Merger Agreement.

The Merger Agreement contains certain termination rights of each of Millendo and Tempest, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, Millendo may be required to pay Tempest a termination fee of $1.4 million or reimburse Tempest’s expenses up to a maximum of $1.0 million and Tempest may be required to pay Millendo a termination fee of $2.8 million or reimburse Millendo’s expenses up to a maximum of $1.0 million.
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
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public account firm to perform an audit of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
As part of our system of corporate governance, our board of directors has adopted a code of business and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Company-related activities. Our code of business conduct and ethics is available on our website at www.millendo.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

2.1
Agreement and Plan of Merger, dated as of March 29, 2021, by and among Millendo Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2021, File No. 001-35890)

3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2019, File No. 001-35890)

3.2
Third Amended and Restated Bylaws, as Amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2018, File No. 001-35890)

4.1
Specimen Stock Certificate evidencing shares of Common Stock of the Registrant (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 filed on August 29, 2012, File No. 333-183602)

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

10.14+
Form of Option Grant Package under 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019, File No. 001-35890)

10.15+
Form of RSU Grant Package under 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2019, File No. 001-35890)

10.16+
Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K filed on March 11, 2020, File No. 001-35890)

10.17+
Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed on March 11, 2020, File No. 001-35890)

10.18+	2019 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2019, File No. 001-35890)

10.19+
Form of Indemnity Agreement between Millendo Therapeutics, Inc. and each of its directors and executive officers (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2018, File No. 001-35890)

10.20
Stock Purchase Agreement, by and among OvaScience, Inc., the purchasers set forth on Schedule I thereto and Millendo Therapeutics, Inc., dated November 1, 2018 (incorporated by reference from Exhibit 10.45 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.21
First Amendment to Shareholders and Option Agreement, dated September 28, 2018 (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.22
Registration Rights Agreement, by and among OvaScience, Inc. and the persons listed on Schedule A thereto, dated November 1, 2018 (incorporated by reference from Exhibit 10.46 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.23
Second Amended and Restated Investor Rights Agreement by and among Millendo Therapeutics, Inc. and certain of its stockholders, dated December 19, 2017 (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.24
First Amendment to Second Amended and Restated Investor Rights Agreement, dated October 24, 2018 (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.25
Shareholders and Option Agreement, by and between Millendo Therapeutics, Inc. and Otonnale SAS, dated December 19, 2017 (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.26
Amended and Restated Equity Distribution Agreement dated March 4, 2020, between Millendo Therapeutics, Inc., Citigroup Global Markets Inc. and SVB Leerink LLC (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2020, File No. 333-230749)

10.27
Lease Agreement, by and between Millendo Therapeutics, Inc. and Ann Arbor Real Estate Group, L.L.C., dated October 22, 2018 (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, Filed on March 11, 2020, File No. 001-35890).

10.28
Lease Agreement by and between Millendo Therapeutics, Inc. and Ann Arbor Real Estate Group, L.L.C., dated February 1, 2019 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2019, File No. 001-35890).

10.29+	Executive Chair Agreement, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated January 27, 2021.

10.30+	Separation from Employment, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated January 27, 2021.

10.31+	Amended and Restated Employment Agreement between Louis Arcudi III and Millendo Therapeutics US, Inc., dated as of January 27, 2021.

10.32+	Amended and Restated Employment Agreement between Jennifer Minai-Azary and Millendo Therapeutics US, Inc., dated of January 27, 2021.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page)

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

MILLENDO THERAPEUTICS, INC.
	By:	/s/ Louis Arcudi III
March 29, 2021		Louis Arcudi III President and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis Arcudi III and Jennifer Minai-Azary, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Millendo Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Louis Arcudi III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021
Louis Arcudi III

/s/ Jennifer Minai-Azary	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2021
Jennifer Minai-Azary

/s/ Julia C. Owens, Ph.D.	Chairperson of the Board of Directors	March 29, 2021
Julia C. Owens, Ph.D.

/s/ Carol Gallagher, Pharm.D.	Director	March 29, 2021
Carol Gallagher, Pharm.D.

/s/ James Hindman	Director	March 29, 2021
James Hindman

/s/ John P. Howe, III, M.D.	Director	March 29, 2021
John P. Howe, III, M.D.

/s/ Geoff Nichol, M.B., Ch.B., M.B.A.	Director	March 29, 2021
Geoff Nichol, M.B., Ch.B., M.B.A.

/s/ Carole Nuechterlein, J.D.	Director	March 29, 2021
Carole Nuechterlein, J.D.