Form 10-K/A
period 2020-12-31
Millendo Therapeutics, Inc.
filed 2021-04-29
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________________________________________
FORM 10-K/A
(Amendment No.1)
________________________________________________________________________________________________________________
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

EXPLANATORY NOTE
Millendo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Company’s 2021 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. The Amendment does not reflect events occurring after the filing of the 10-K (i.e., those events occurring after March 29, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Company’s other filings with the SEC.
On December 7, 2018, OvaScience, Inc. (“OvaScience”), completed a reverse merger with what was then known as “Millendo Therapeutics, Inc.”, (“Private Millendo”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of August 8, 2018, as amended on September 25, 2018 and November 1, 2018 (the “OvaScience Merger Agreement”), by and among OvaScience, Private Millendo and Orion Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of OvaScience (“Orion Merger Sub”), pursuant to which, among other matters, Orion Merger Sub merged with and into Private Millendo, with Private Millendo continuing as a wholly owned subsidiary of OvaScience. We refer to the foregoing transactions in this Amendment as “the OvaScience Merger”. On December 6, 2018, in connection with, and prior to the completion of, the OvaScience Merger, OvaScience effected a 1-for-15 reverse stock split of its common stock (the “Reverse Stock Split”), and immediately following the OvaScience Merger, OvaScience changed its name to “Millendo Therapeutics, Inc.” Following the completion of the OvaScience Merger, the business conducted by OvaScience became the business conducted by Private Millendo, which was a late-stage biopharmaceutical company primarily focused on developing novel treatments for orphan endocrine diseases. All references to common stock shares and per share amounts in this Amendment have been retroactively adjusted to reflect, where applicable, the Reverse Stock Split, as indicated. As used herein, the words “Millendo,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “OvaScience” refers to OvaScience prior to the completion of the OvaScience Merger.
On March 29, 2021, the Company and Tempest Therapeutics, Inc., a Delaware corporation (“Tempest”) entered into an Agreement and Plan of Merger (the “Tempest Merger Agreement”) pursuant to which a direct, wholly owned subsidiary of the Company, Mars Merger Corp., will merge with and into Tempest, with Tempest surviving as a wholly owned subsidiary of the Company, and the surviving corporation of the merger, which transaction is referred to herein as the “Tempest Merger.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of the 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class III directors will expire on the date of our 2021 annual meeting of stockholders; the term of the Class I directors will expire on the date of our 2022 annual meeting of stockholders; and the term of the Class II directors will expire on the date of our 2023 annual meeting of shareholders. At each annual meeting of shareholders, successors to the directors whose terms expire at that annual meeting are put forward for election for a three-year term. The following table sets forth information concerning our directors, including their ages as of April 15, 2021:

Name	Age	Position(s)
Louis J. Arcudi, III	60	Director, President and Chief Executive Officer
Julia C. Owens, Ph.D.	48	Executive Chairperson of the Board of Directors
Carol G. Gallagher, Pharm.D.(1)(2)	56	Director
Carole L. Nuechterlein, J.D.	60	Director
John P. Howe, III, M.D. (1)(3)	78	Director
James M. Hindman(3)	60	Director
Geoff Nichol, M.B., Ch.B., M.B.A.(2)(3)	66	Director
___________________________________
(1)Member of the compensation committee.
(2)Member of the nominating and corporate governance committee.
(3)Member of the audit committee.
Class III Directors Continuing In Office Until Our 2021 Annual Meeting of Stockholders
Carol G. Gallagher, Pharm.D., served as a member of Private Millendo’s board of directors since September 2012 until the closing of the OvaScience Merger, at which point she was appointed to our Board. Since October 2014, Dr. Gallagher has also served as a Partner, and currently (since 2019) a Venture Partner, of New Enterprise Associates, Inc., a venture capital firm. Prior to that, from October 2013 to July 2014, Dr. Gallagher served as a venture partner with Frazier Healthcare Partners, a venture capital firm. From 2008 to April 2011, Dr. Gallagher served as the President and Chief Executive Officer of Calistoga Pharmaceuticals, Inc., a biotechnology company that was acquired by Gilead Sciences, Inc. in 2011. Prior to that, from 2007 to 2008, Dr. Gallagher served as the President and Chief Executive Officer of Metastatix, Inc., a biopharmaceutical company. Since February 2013, Dr. Gallagher has served as a member of the board of directors and the compensation and nominating and corporate governance committees of Atara Biotherapeutics Inc., a biopharmaceutical company (Nasdaq: ATRA), since July 2019 she has served as a director and chair of the nominating and governance committee at Turning Point Therapeutics (NASDAQ: TPTX). From November 2011 until March 2018, Dr. Gallagher previously served as a member of the board of directors of AnaptysBio, Inc., a biotechnology company (Nasdaq: ANAB), Annexon, a biotechnology company (Nasdaq: ANNX) and Metacrine, a biotechnology company (Nasdaq: MTCR). From 1989 to 2007, Dr. Gallagher held commercial, drug development, and business development roles at several large and small biopharma companies. Dr. Gallagher attended Vanderbilt University and received a B.S. and a Pharm.D. from the College of Pharmacy at the University of Kentucky. We believe that Dr. Gallagher's extensive experience in the life sciences industry and as a chief executive officer of various companies qualifies her to serve on our Board.
Louis J. Arcudi III was appointed as our President and Chief Executive Officer and as a member of our board of directors on February 1, 2021. Prior to that, he served as the Chief Financial Officer of Private Millendo from November 2018 until the closing of the OvaScience Merger, at which point he was appointed to serve as our Chief Financial Officer until January 2021. Mr. Arcudi brings us more than 20 years of financial, strategic, and operational experience. From December 2007 through October 2018, he served as Senior Vice President of Operations and Chief Financial Officer at Idera Pharmaceuticals. Prior to Idera, from June 2002 to December 2007, he served as Vice President of Finance and Administration for Peptimmune, Inc. where he handled all financial business and operations. Mr. Arcudi obtained an MBA from Bryant College and a B.S. in accounting and information systems from the University of Southern New Hampshire. We believe that Mr. Arcudi’s business and financial expertise along with his daily insight into corporate matters as our Chief Executive Officer qualify him to serve on our Board.

Class I Directors Continuing In Office Until Our 2022 Annual Meeting of Stockholders
Julia C. Owens, Ph.D. serves as Executive Chairperson of our Board since February 1, 2021. Dr. Owens was one of the co-founders of Private Millendo and served as Private Millendo’s President and Chief Executive Officer and a member of Private Millendo’s board of directors since its inception in 2012. Since the closing of the OvaScience Merger, Dr. Owens served as our President and Chief Executive Officer until January 31, 2021 and as a member of our board of directors. Dr. Owens currently serves on the boards of Metacrine, a biopharmaceutical company (Nasdaq: MTCR) and the Biotechnology Industry Organization (BIO). From 2010 to 2012, Dr. Owens served as the Senior Vice President of Corporate Development and Strategy at Lycera Corp., a biopharmaceutical company. Prior to that, from 2004 to 2010, Dr. Owens served in a number of business development positions at QuatRx Pharmaceuticals Co., a biopharmaceutical company, including as Head of Business Development from 2009 to 2010. From 1999 to 2004, Dr. Owens served in a number of business development positions at Tularik Inc., a biotechnology company, which was acquired by Amgen, Inc. in 2004. Prior to that, from July to October 1999, Dr. Owens served as a Licensing Officer in the Office of Technology Management at the University of California, San Francisco. Dr. Owens received a B.S. in Chemistry and a B.A. in Molecular and Cellular Biology from the University of California, Berkeley, and a Ph.D. in Biochemistry from the University of California, San Francisco. We believe that Dr. Owens’ business and technical expertise along with her daily insight into corporate matters as our former Chief Executive Officer qualify her to serve on our Board.
John P. Howe, III, M.D. has served as a member of our board of directors since June 2015. From 2001 through 2015, he served as the President and Chief Executive Officer of Project HOPE, an international health education and humanitarian assistance foundation, which operates more than 70 programs in 45 countries on five continents. During Dr. Howe's tenure, Project HOPE expanded its areas of distributing medicine, treating infectious diseases and non-communicable diseases, and promoting the health education and life improvement of women and children. Before Project HOPE, Dr. Howe held the Distinguished Chair in Health Policy at The University of Texas Health Science Center at San Antonio; he served as the Center's chief executive from 1985 through 2000 and is currently the President Emeritus. He is a board member of Boston University and Chair Emeritus of the Board of the Mary Christie Institute. His board service record includes BB&T Bank, where he served as Chair of the Audit Committee and the Compensation Committee, Beverly Enterprises, the Texas Biomedical Research Institute and the United States Air Force Scientific Advisory Board. Among Dr. Howe's numerous honors and awards are the U.S. Army's Commander's Award for Public Service, the Surgeon General's Exemplary Service Award, and the Magnolia Award from the City of Shanghai, China. Dr. Howe is a published author of numerous articles, chapters and abstracts in medical journals, including the New England Journal of Medicine and the Annals of Internal Medicine, among others. Dr. Howe holds a B.A. from Amherst College and an M.D. from Boston University School of Medicine. We believe that Dr. Howe’s experience with global medicine and as a leader of international health initiatives qualifies him to serve on our Board
Class II Directors Continuing In Office Until Our 2023 Annual Meeting of Stockholders
Carole L. Nuechterlein, J.D. served as a member of Private Millendo’s board of directors from March 2017 until the closing of the OvaScience Merger, at which point she was appointed to our Board. Ms. Nuechterlein joined F. Hoffmann-La Roche Ltd. in 2001 and currently serves as a Deputy Director and head of Roche Venture Fund. Prior to that, from 1998 to 2001, Ms. Nuechterlein served as General Counsel for SangStat, Inc., a biopharmaceutical company. Ms. Nuechterlein serves as a member of the boards of directors of Aligos Therapeutics, Inc., a publicly traded biotechnology company, since August 2018, BCTG Acquisition Corp., a publicly traded special purpose acquisition company, since September 2020, and a number of private companies, including each of Enthera S.r.L., a biopharmaceutical company, since February 2021, and Entrada Therapeutics, Inc, a biopharmaceutical company, since April 2020, Vivet Therapeutics SAS, a biotechnology company, since April 2017, CiVi BioPharma, Inc., a biopharmaceutical company, since March 2017, Mission Therapeutics Ltd., a biopharmaceutical company, since, January 2017, Arch Oncology Inc., a biopharmaceutical company, since August 2016, and Second Genome, Inc., a biopharmaceutical company, since April 2016. She also served as a member of the board of directors of AveXis Inc., a biotechnology company (Nasdaq: AVXS), from October 2014 to May 2017. Ms. Nuechterlein received a B.A. from Valparaiso University and a J.D. from the University of Michigan. We believe that Ms. Nuechterlein's extensive experience in the pharmaceutical and biotechnology industry and as an investor in life sciences companies qualifies her to serve on our Board.
James M. Hindman served as a member of Private Millendo’s board of directors from June 2016 until the closing of the OvaScience Merger, at which point he was appointed to our Board. Since June 2020, Mr. Hindman has served as a member of the board of directors of Urovant Sciences Ltd. Since September 2019, Mr. Hindman has served as a member of the board of directors of Accuray Inc., a radiation oncology company (Nasdaq: ARAY). Since November 2018, Mr. Hindman has served as a member of the board of directors of Aatru Medical, LLC, a privately held medical device company. From August 2018 to December 2019, Mr. Hindman served as a member of the board of directors of Sienna Biopharmaceuticals, Inc. (Nasdaq: SNNA). From December 2017 to December 2018, Mr. Hindman provided financial consulting services to RANI Therapeutics, a privately held biotechnology company. Since July 2015, Mr. Hindman has also provided financial consulting services to

Cidara Therapeutics Inc., a biotechnology company (Nasdaq: CDTX). Prior to that, from August 2014 to March 2015, Mr. Hindman has served as the Executive Vice President and Chief Financial Officer of Allergan, Inc., a multi-specialty healthcare company. From 2002 to August 2014, Mr. Hindman served as Senior Vice President of Treasury, Risk and Investor Relations at Allergan, Inc. and from 1984 to 2002, served in a variety of other finance positions at Allergan, Inc., including Senior Vice President, Finance and Controller, Assistant Corporate Controller, Vice President, Financial Planning and Analysis. Since June 2015, Mr. Hindman has also served as a member of the Board of Regents at Loyola Marymount University, and from 2007 to June 2015, Mr. Hindman served on their Accounting Advisory Board. From 2009 to December 2015, Mr. Hindman served as a member of the board of directors of The Allergan Foundation, a private charitable foundation. Mr. Hindman received a B.S. in Accounting from Loyola Marymount University and an M.B.A. from Pepperdine University. We believe that Mr. Hindman's financial experience in the life sciences industry qualifies him to serve on our Board.
Dr. Geoff Nichol, M.B., Ch.B., M.B.A. was appointed to our board of directors in December 2019. Dr. Nichol has nearly 30 years’ experience in drug development. He has served as Chief Medical Officer at BioMarin Pharmaceutical Inc., where he manages an active portfolio of clinical development programs, since November 2016. From July 2011 to November 2016, he was Executive Vice President, Research and Development at Sangamo BioSciences, where he managed the preclinical development of several IND candidates. From September 2002 to January 2010, he was Senior Vice President of Development at Medarex, where he was responsible for a portfolio of clinical development programs. From February 1996 to September 2002, he was Vice President at Novartis, where he managed a clinical development therapeutic area, United States Medical Affairs, and Global Project and Portfolio Management. From December 1989 to February 1996, he held various positions up to Group Medical Director, Clinical Development at SmithKline Beecham, where he was responsible for anti-infective development and medical affairs. Dr. Nichol received a B.Med.Sc., M.B., Ch.B., or the equivalent of an M.D. in the U.S., from Otago University Medical School in New Zealand and an M.B.A. from Warwick University in the United Kingdom. We believe that Dr. Nichol's extensive experience in the pharmaceutical and biotechnology industry qualifies him to serve on our Board.
Directors after the Closing of the Tempest Merger
Pursuant to the Tempest Merger Agreement, each of the directors and officers of the Company who will not continue as directors or officers of the Company following the consummation of the Tempest Merger will resign effective as of the closing of the Tempest Merger. Effective as of the effective time of the Tempest Merger, the combined company board of directors will consist of a total of seven directors, one of whom will be designated by us (who qualifies as an “independent director” under Nasdaq listing standards and the applicable rules of the SEC as of the effective time of the Tempest Merger) and six of whom will be designated by Tempest (at least three (3) out of six (6) of whom qualify as an “independent director” under Nasdaq listing standards and the applicable rules of the SEC as of the effective time of the Tempest Merger). We have designated Geoff Nichol to serve as a member of our board of directors and Tempest has designated Stephen Brady, Mike Raab, Thomas Dubensky, Tom Woiwode, and Stella Xu to serve as members of our board of directors. For more information, including biographical and other information about the directors expected to be designated by Tempest, see our Registration Statement on Form S-4 filed with the SEC on April 13, 2021 (the “S-4 Registration Statement”).
Executive Officers
The following table sets forth information regarding our executive officers, including their ages as of April 15, 2021:

Name	Age	Position(s)
Julia C. Owens, Ph.D.	48	Executive Chairperson of the Board of Directors
Louis J. Arcudi, III	60	Director, President and Chief Executive Officer
Jennifer Minai-Azary	43	Chief Financial Officer
Julia C. Owens, Ph.D. Biographical information regarding Dr. Owens is set forth above under “Our Board of Directors.”
Louis J. Arcudi III Biographical information regarding Mr. Arcudi is set forth above under “Our Board of Directors.”
Jennifer Minai-Azary was appointed as our Chief Financial Officer on February 1, 2021. Prior to that, she served as our VP, Finance, as well as in other finance roles, of Private Millendo from July 2013 until the closing of the OvaScience Merger, at which point she was appointed to serve as our VP, Finance until January 31, 2021. Ms. Minai-Azary brings over 20 years of combined public accounting and industry experience to Millendo. From August 2011 through July 2013, she served as Director, Technical Accounting at PAREXEL International. Ms. Minai-Azary started her career in Ernst & Young’s audit practice in 2000 and held positions of increasing responsibility where she managed financial statement audits for publicly and privately held clients within a variety of industries. Ms. Minai-Azary holds a Master of Accounting and a B.B.A. with a concentration in accounting and finance from the University of Michigan and is a certified public accountant.
There are no family relationships among any of our executive officers or directors.
Executive Officers after the Closing of the Tempest Merger
Upon the closing of the Tempest Merger, we expect that Stephen Brady will serve as our Chief Executive Officer, Thomas Dubensky will serve as our President, and Samuel Whiting will serve as our Chief Medical Officer. For more information, including biographical and other information about our expected executive officers after the closing of the Tempest Merger, see the S-4 Registration Statement.
Certain Corporate Governance Matters
Audit Committee
We have a standing audit committee that is composed of three directors, Mr. Hindman, Dr. Howe and Dr. Nichol. Our board of directors has determined that each of Mr. Hindman, Dr. Howe and Dr. Nichol satisfies the independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the listing standards of the Nasdaq Stock Market. Mr. Hindman is the chairman of the audit committee and our board of directors has determined that Mr. Hindman is an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K under the Securities Act.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct (the “Code of Conduct”), applicable to all of our employees, executives, directors and independent contractors. The Code of Conduct is available on our website at www.millendo.com on the “Corporate Governance” page. Our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, independent contractors, executive officers and directors. If we make any substantive amendments to the Code of Conduct or we grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Procedures by Which Stockholders May Nominate Directors
No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2020 and 2019 by our named executive officers, which include our principal executive officer as of December 31, 2020 and the next two most highly compensated executive officers in 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Julia C. Owens	2020	526,300	—	1,483,928	263,150	8,550		2,281,928
Chief Executive Officer	2019	478,900	—	1,679,077	215,505	8,400		2,381,882

Louis Arcudi III	2020	378,400	—	437,930	151,360	8,550		976,240
Chief Financial Officer	2019	350,000	—	507,609	126,000	19,792	(4)	1,003,401

Christophe Arbet-Engels	2020	380,730	20,000	752,560	152,292	8,550		1,314,132
Chief Medical Officer
_____________________________
(1)Amounts reflect discretionary bonuses for all named executive officers. Dr. Arbet-Engels’ bonus amount reflects a $20,000 sign-on bonus paid in 2020
(2)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the applicable year computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions ("ASC 718"). Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements included in the 10-K. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(3)See “—Employment arrangements—2020 Bonus Opportunity” below for a description of the material terms of the programs pursuant to which this compensation to our named executive officers was awarded.
(4)Amount includes a $11,392 tax-gross up on taxable commuting benefits.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information about equity awards granted to our named executive officers that remained outstanding as of December 31, 2020.

		Option Awards
Name and Principal Position		Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Julia C. Owens	(1)	8/30/2012		60,179	—	1.08	8/29/2022
Chief Executive Officer	(1)	1/28/2016		151,600	—	4.44	1/27/2026
	(1)	8/24/2018	(6)	101,991	72,848	16.40	8/23/2028
	(1)	1/15/2019	(7)	51,427	55,900	8.80	1/14/2029
	(2)	1/15/2019	(7)	31,944	34,722	8.80	1/14/2029
	(3)	6/20/2019	(8)	28,502	47,505	11.59	6/19/2029
	(3)	1/31/2020	(10)	—	215,000	7.94	1/30/2030
	(3)	5/25/2020	(11)	141,000	141,000	2.00	5/24/2030

Louis Arcudi III	(4)	12/7/2018	(9)	38,750	35,650	10.40	12/6/2028
Chief Financial Officer	(2)	1/15/2019	(7)	23,958	26,042	8.80	1/14/2029
	(3)	6/20/2019	(8)	9,375	15,625	11.59	6/19/2029
	(3)	1/31/2020	(10)	—	71,250	7.94	1/30/2030
	(3)	5/25/2020	(11)	40,000	40,000	2.00	5/24/2030

Christophe Arbet-Engels	(5)	2/10/2020	(12)	—	140,000	6.90	2/9/2030
Chief Medical Officer	(3)	5/25/2020	(11)	40,000	40,000	2.00	5/24/2030

_____________________________
(1)Option awards were granted under the Millendo Therapeutics 2012 Stock Plan.
(2)Option awards were granted under the OvaScience, Inc. 2012 Stock Incentive Plan.
(3)Option awards were granted under the Millendo Therapeutics 2019 Equity Incentive Plan.
(4)Option awards represent an inducement grant outside of but subject to the terms of the OvaScience, Inc. 2012 Stock Incentive Plan and in compliance with Nasdaq Listing Rule 5634(c)(4).
(5)Option awards represent an inducement grant outside of but subject to the terms of the Millendo Therapeutics, Inc. 2019 Stock Incentive Plan and in compliance with Nasdaq Listing Rule 5634(c)(4).
(6)The shares of common stock underlying this option vest and become exercisable over a four year period, with 25% of the option vested on August 20, 2019 and the remaining shares underlying the option vesting in equal monthly installments over 36 months thereafter, subject to the recipient’s continued service through each vesting date.
(7)The shares of common stock underlying this option vest and become exercisable over a four year period, with 25% of the option vested on January 15, 2020 and the remaining shares underlying the option vesting in equal monthly installments over 36 months thereafter, subject to the recipient’s continued service through each vesting date.
(8)The shares of common stock underlying this option vest and become exercisable over a four year period, with 25% of the option vested on June 20, 2020 and the remaining shares underlying the option vesting in equal monthly installments over 36 months thereafter, subject to the recipient’s continued service through each vesting date.
(9)The shares of common stock underlying this option vest and become exercisable over a four year period, with 25% of the option vested on November 5, 2019 and the remaining shares underlying the option vesting in equal monthly installments over 36 months thereafter, subject to the recipient’s continued service through each vesting date.
(10) The shares of common stock underlying this option vest and become exercisable over a four year period, with 25% of the option vested on January 31, 2021 and the remaining shares underlying the option vesting in equal monthly installments over 36 months thereafter, subject to the recipient’s continued service through each vesting date.
(11) 50% of the shares of common stock underlying this option vest and become exercisable on the earlier of: (i) December 31, 2020 or (ii) our board of director’s approval of the achievement of certain performance criteria, and one twelfth (1/12th) of the remaining shares underlying the option vesting in equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.
(12) The shares of common stock underlying this option were eligible to vest and become exercisable over a four year period, with 25% of the option eligible to vest on February 10, 2021 and the remaining shares underlying the option eligible to vest in equal monthly installments over 36 months thereafter, subject to the recipient’s continued service through each vesting date.
See “—Potential Payments upon Termination or Change of Control” for a description of vesting acceleration applicable to stock options held by our named executive officers.
We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to the Millendo Therapeutics, Inc. 2019 Equity Incentive Plan.
Employment, Severance and Change in Control Agreements
Employment Arrangements
Each of our named executive officers’ employment is “at will” and may be terminated at any time. Below is a description of our employment agreements with each of our named executive officers, for the fiscal year ended December 31, 2020.
Julia C. Owens, Ph.D. We entered into an amended and restated employment agreement with Dr. Owens in June 2019, setting forth the terms of her employment. Under the terms of the employment agreement, Dr. Owens was entitled to an initial annual base salary of $478,900, which was subsequently increased to $526,300 in January 2020. The employment agreement also provided that Dr. Owens was eligible to receive an annual performance bonus, with a target bonus percentage of 50% of her then-current annual base salary, with the actual amount of any such bonus to be determined at the sole discretion of our board of directors based upon its assessment of Dr. Owens’ performance and company performance. In addition, Dr. Owens’ employment agreement provided for certain severance and change in control-related payments and benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.” In connection with Mr. Arcudi’s appointment as Chief Executive Officer, Dr. Owens stepped down from her role as Chief Executive Officer, President and Principal Executive Officer, effective January 31, 2021, pursuant to a Separation Agreement entered into between the Company and Dr. Owens on January 27, 2021 (the “Owens Separation Agreement”). Pursuant to the Owens Separation Agreement, Dr. Owens received the following severance benefits: (a) a lump sum payment in the amount of $789,450.12, less applicable deductions and withholdings and (b) a lump sum payment of Dr. Owens’s annual bonus for 2021 in the amount of $394,725, less applicable deductions and withholdings and continuation of COBRA health insurance premiums for an eighteen (18) month period that is funded by us. The Owens Separation Agreement contains release covenants that are binding upon Dr. Owens.
Louis J. Arcudi, III. We entered into an amended and restated employment agreement with Mr. Arcudi in June 2019, setting forth the terms of his employment as Chief Financial Officer. Under the terms of the employment agreement, Mr. Arcudi was entitled to an initial annual base salary of $350,000, which was subsequently increased to $378,400 in January 2020. The employment agreement also provided that Mr. Arcudi was eligible to receive an annual performance bonus, with a target bonus percentage of 40% of his then-current annual base salary, with the actual amount of any such bonus to be determined at the sole discretion of our board of directors based upon its assessment of Mr. Arcudi’s performance and company performance. In connection with his appointment to Chief Executive Officer and President in January 2021, we entered into an amended and restated employment agreement under which Mr. Arcudi’s annual base salary was increased to $447,600 and he will continue to be eligible to receive an annual performance bonus, targeted at 40% of his annual base salary. Further, if Mr. Arcudi is terminated by us without “Cause” or he resigns employment for “Good Reason” (each as defined in his employment agreement), and subject to delivery to us of a separation agreement including a general release of claims in favor of us, Mr. Arcudi will be entitled to payment of his COBRA health insurance premiums for a twelve (12) month period. In addition, Mr. Arcudi’s employment agreement provides for certain severance and change in control-related payments and benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”
Christophe Arbet-Engels, M.D., Ph.D. We entered into an employment agreement with Dr. Arbet-Engels in February 2020, setting forth the terms of his employment. Under the terms of the employment agreement, Dr. Arbet-Engels was entitled to an annual base salary of $425,000. The employment agreement also provided that Dr. Arbet-Engles was eligible to receive an annual performance bonus, with a target bonus percentage of 40% of his then-current annual base salary, with the actual amount of any such bonus to be determined at the sole discretion of our board of directors based upon its assessment of Dr. Arbet-Engels’s performance and company performance. In addition, Dr. Arbet-Engels’s employment agreement provided for certain severance and change in control-related payments and benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.” Dr. Arbet-Engels stepped down from his position, effective

January 29, 2021. In connection with his departure, we entered into a separation agreement with Dr. Arbet-Engels, under which he received (a) a lump sum payment in the amount of $407,291.67, less applicable deductions and withholdings and (b) a lump sum payment of Dr. Arbet-Engel’s annual bonus for 2021 in the amount of $170,000, less applicable deductions and withholdings and continuation of COBRA health insurance premiums for a twelve (12) month period that is funded by us. The Separation Agreement contains release covenants that are binding upon Dr. Arbet-Engels.
2020 Bonus Opportunity
Dr. Owens and each of our other named executive officers were eligible to receive a bonus in 2020. The bonus opportunity was designed to motivate and reward our named executive officers for the attainment of company-wide performance goals. The 2020 target bonus amounts were set as a percentage of the named executive officer’s annual base salary for 2020 as follows: (1) Dr. Owens’ target bonus percentage was set at 50%, (2) Mr. Arcudi’s and Dr. Arbet-Engels’ target bonus percentage were each set at 40%. Payment of 100% of the target bonus amount was subject to the achievement of company objectives as determined by our board of directors. Our named executive officers for 2020 were eligible to receive more than 100% of their target bonuses at the discretion of our board of directors. In addition, to remain eligible to receive a bonus, the named executive officers were required to remain employees in good standing on the date bonuses were paid. Bonuses were measured as of December 31, 2020, and our compensation committee determined that performance goals under the 2020 bonus plan were achieved at a 100% level. The bonuses were paid in the first quarter of 2021. For 2020, Dr. Owens’ actual bonus amount was $263,150, Mr. Arcudi’s actual bonus amount was $151,360, and Dr. Arbet-Engels’ actual bonus amount was $152,292.
2021 Bonus Opportunity
In 2021, Mr. Arcudi is eligible for a target bonus set at 40% of his base salary but with the eligibility to earn more than 100% of the target bonus at the discretion of our board of directors. Target-level compensation is dependent upon our achievement of 2021 business objectives. In addition, to remain eligible to receive a bonus, Mr. Arcudi must remain an employee in good standing on the date bonuses are paid.
Potential Payments upon Termination or Change of Control
Julia C. Owens, Ph.D. Pursuant to Dr. Owens’ employment agreement, if Dr. Owens’ employment with us (or any parent or subsidiary or successor of the Company) ended within three months prior to or within 12 months following a change in control of the Company (a “Change in Control Period”), due to her resignation for “good reason” or her termination by us other than for “cause,” death or “disability” (each, as defined in her employment agreement), then the vesting and exercisability of her existing option awards, as of the date of her employment agreement, as well as all equity awards granted to her after the date of her employment agreement that are subject to a time-based vesting schedule, will accelerate in full. Pursuant to the terms of the option agreement for Dr. Owens’ August 2018 options, if Dr. Owens’ employment with us (or any parent or subsidiary or successor of us) ended within six months prior to or within 12 months following a change in control of the Company due to her resignation for “good reason” or her termination by us other than for “cause,” death or disability, then her August 2018 options would have accelerated in full. Pursuant to her employment agreement, if, within a Change in Control Period, Dr. Owens’ employment with us ended due to her resignation for good reason, her termination by us other than for cause or as a result of her death or disability, then we would have paid (i) her base salary then in effect for 18 months following her termination, (ii) 100% of the health insurance premiums for Dr. Owens and her covered dependents for up to 18 months following her termination, and (iii) an additional amount equivalent to 150% of Dr. Owens’ target annual bonus for the year in which her termination occurs, payable when bonuses for that year are paid to similarly situated employees. Pursuant to Dr. Owens’ employment agreement, if Dr. Owens’ employment with us (or any parent or subsidiary or successor of us, including the combined company) ended outside of a Change in Control Period due to her resignation for good reason or her termination by us other than for cause, death or disability, then we will pay (i) her base salary then in effect for 12 months following her termination and (ii) 100% of the health insurance premiums for Dr. Owens and her covered dependents for up to 12 months following her termination. Dr. Owens’ severance and change in control benefits were conditioned, among other things, on her complying with her post-termination obligations under her employment agreement, executing and not revoking a general release of claims in our favor and resigning from all positions that she holds with us. As described above with respect to her employment agreement and separation agreement, these provisions, other than the August 2018 option treatment and the option changes described in the S-4 Registration Statement under “The Merger—Interests of the Millendo Directors and Executive Officers in the Merger” are no longer effective.
Louis J. Arcudi, III. Pursuant to Mr. Arcudi’s employment agreement, if Mr. Arcudi’s employment with us (or any parent or subsidiary or successor of the Company, including after the Tempest Merger) ends within a Change in Control Period due to his resignation for “good reason” or his termination by us other than for “cause,” death or “disability” (each, as defined in his employment agreement), then the vesting and exercisability of his existing option awards, as of the date of his employment agreement, as well as all equity awards granted to him after the date of his employment agreement that are subject to a time-based vesting schedule, will accelerate in full. Pursuant to his employment agreement, if, within a Change in Control Period, Mr. Arcudi’s employment with us ends due to his resignation for good reason, his termination by us other than for cause or as a result of his death or disability, then we will pay (i) his base salary then in effect for 12 months following his termination, (ii) 100% of the health insurance premiums for Mr. Arcudi and his covered dependents for up to 12 months following his termination, and (iii) an additional amount equivalent to 100% of Mr. Arcudi’s target annual bonus for the year in which his termination occurs, payable when bonuses for that year are paid to similarly situated employees. Pursuant to Mr. Arcudi’s employment agreement, if Mr. Arcudi’s employment with us (or any parent or subsidiary or successor of us, including after the Tempest Merger) ends outside of a Change in Control Period due to his resignation for good reason or his termination by us other than for cause, death or disability, then we will pay (i) his base salary then in effect for 12 months following his termination and (ii) 100% of the health insurance premiums for Mr. Arcudi and his covered dependents for up to 12 months following his termination. Mr. Arcudi’s severance and change in control benefits are conditioned, among other things, on his complying with his post-termination obligations under his employment agreement, executing and not revoking a general release of claims in our favor and resigning from all positions that he holds with us. Under the amended terms and in replacement for the terms described above, if such a termination without Cause or resignation for Good Reason takes place within a Change in Control Period, Mr. Arcudi will be entitled to: (a) payment of his COBRA health insurance premiums for an eighteen (18) month period; and (b) accelerated vesting of all unvested equity awards such that all unvested equity awards shall become immediately vested and exercisable. In addition, Mr. Arcudi became eligible to earn retention bonuses of up to a total of $630,000 in the aggregate and paid in two equal installments (one of which has already been paid and is subject to repayment if he is not employed by us through June 30, 2021), and, with respect to the second installment, will be paid on the earlier of December 31, 2021 or the closing of a change in control of us, and his execution of release agreements in favor of us. Mr. Arcudi will also be eligible for a transaction bonus of $250,000 if we undergo a change in control during Mr. Arcudi’s employment term.
Christophe Arbet-Engels M.D., Ph.D. Pursuant to Dr. Arbet-Engels’ employment agreement, if Dr. Arbet-Engels’ employment with us (or any parent or subsidiary or successor of the Company) ended within a Change in Control Period due to his resignation for “good reason” or his termination by us other than for “cause,” death or “disability” (each, as defined in his employment agreement), then the vesting and exercisability of his existing option awards, as of the date of his employment agreement, as well as all equity awards granted to him after the date of his employment agreement that were subject to a time-based vesting schedule, would have accelerated in full. Pursuant to his employment agreement, if, within a Change in Control Period, Dr. Arbet-Engels’ employment with us ended due to his resignation for good reason, his termination by us other than for cause or as a result of his death or disability, then we would have paid (i) his base salary then in effect for 12 months following his termination, (ii) 100% of the health insurance premiums for Dr. Arbet-Engels and his covered dependents for up to 12 months following his termination, and (iii) an additional amount equivalent to 100% of Dr. Arbet-Engels’ target annual bonus for the year in which his termination occurred, payable when bonuses for that year are paid to similarly situated employees. Pursuant to Dr. Arbet-Engels’ employment agreement, if Dr. Arbet-Engels’ employment with us (or any parent or subsidiary or successor of us) ended outside of a Change in Control Period due to his resignation for good reason or his termination by us other than for cause, death or disability, then we would have paid (i) his base salary then in effect for 12 months following his termination and (ii) 100% of the health insurance premiums for Dr. Arbet-Engels and his covered dependents for up to 12 months following his termination. Dr. Arbet-Engels severance and change in control benefits were conditioned, among other things, on his complying with his post-termination obligations under his employment agreement, executing and not revoking a general release of claims in our favor and resigning from all positions that he holds with us. As described above with respect to his separation agreement, these provisions are no longer effective.
401(k) Plan
We maintain a defined contribution retirement plan (the “401(k) plan”), that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. We contribute a safe harbor minimum contribution equivalent to 3% of employees’ eligible compensation. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. In anticipation of the closing of the merger, our board of directors has terminated the 401(k) plan effective May 1, 2021.

Director Compensation Table
The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2020 by our directors who were not also our employees. Julia C. Owens, Ph.D., our President and Chief Executive Officer as of December 31, 2020, is a member of our board of directors, but did not receive any additional compensation for service as a director in 2020. The compensation for Dr. Owens as an executive officer is set forth above under “Executive Compensation- Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
Carol G. Gallagher, Pharm.D.(3)	80,000	18,292	98,292
John Howe, III, M.D.	52,500	18,292	70,792
Carole L. Nuechterlein, J.D.	51,500	18,292	69,792
James M. Hindman	55,000	18,292	73,292
Habib J. Dable	45,000	18,292	63,292
Mary Lynne Hedley, Ph.D.	48,000	18,292	66,292
Geoff Nichol, M.B., Ch.B., M.B.A.	44,000	18,292	62,292
_____________________________
(1)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2020 computed in accordance with FASB ASC Topic 718. The assumptions we used in valuing the option awards are described in Note 9 to our consolidated financial statements included in the 10-K. The aggregate grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that will be realized by director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)The table below shows the aggregate number of option awards and stock awards outstanding for each of our non-employee directors as of December 31, 2020.

Name	Option Awards (#)	Stock Awards (#)
Carol G. Gallagher, Pharm.D.	30,000	—
John Howe, III, M.D.	33,776	—
Carole L. Nuechterlein, J.D.	30,000	—
James M. Hindman	51,229	—
Habib J. Dable	44,880	—
Mary Lynne Hedley, Ph.D.	48,600	—
Geoff Nichol, M.B., Ch.B., M.B.A.	36,000	—

(3)Cash compensation for Dr. Gallagher’s service on our board of directors and compensation committee is paid to NEA Management Company, LLC.
Non-Employee Director Compensation
Each non-employee director receives an annual board service retainer of $40,000. The non-executive chairperson receives an additional service retainer of $30,000. The chairperson of each of our audit committee, compensation committee and nominating and corporate governance committee receives additional annual committee chair service retainers of $15,000, $10,000 and $8,000, respectively. Other members of our audit committee, compensation committee and nominating and corporate governance committee receive additional annual cash retainers of $7,500, $5,000 and $4,000, respectively, for each such committee of which they are a member. The annual cash compensation amounts set forth above are payable in equal quarterly installments, payable in arrears following the end of each calendar quarter in which the board service occurs, prorated for any partial months of service. We also reimburse all reasonable out-of-pocket travel expenses incurred by non-employee directors in attending meetings of our board of directors or any committee thereof.

In addition to cash compensation, each non-employee director is eligible to receive options to purchase our common stock. Upon each non-employee director’s initial appointment to our board of directors, he or she is granted an option to purchase 24,000 shares of our common stock, with a per-share exercise price equal to 100% of the fair market value of a share of our common stock on the grant date. This initial stock option award vests over three years, with one-third of the award vesting on the first anniversary of the grant date and the remainder of the award vesting in equal monthly installments thereafter, subject to the non-employee director’s continuous service through each vesting date. On the date of each annual meeting, each continuing non-employee director is granted an option to purchase 12,000 shares of our common stock, with a per-share exercise price equal to 100% of the fair market value of a share of our common stock on the grant date. This annual stock option award fully vests on the earlier to occur of the first anniversary of the grant date and the date of the first annual meeting following the grant date, subject to the non-employee director’s continuous service through such vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of our common stock as of March 31, 2021 for:
•each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors as of December 31, 2020; and
•all of our executive officers and directors as a group.
The percentage ownership information shown in the table below is based upon 19,043,034 shares of common stock outstanding as of March 31, 2021.
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 31, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Millendo Therapeutics, Inc., 110 Miller Avenue, Suite 100, Ann Arbor, Michigan 48104.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% or greater stockholders:
Entities affiliated with New Enterprise Associates (1) c/o New Enterprise Associates, Inc. 1954 Greenspring Drive, Suite 600 Timonium, MD 21093	1,766,779	8.8
Ikarian Capital, LLC (2) 100 Crescent Court, Suite 1620 Dallas, TX 75201	1,348,021	6.7
Roche Finance Ltd (3) Grenzacherstrasse 122 4070 Basel, Switzerland	1,089,180	5.4
Fonds InnoBio FPCI (4) 27-31 Avenue du Général Leclerc 94700 Maisons-Alfort, France Attention: Bpifrance Investissement	1,078,670	5.4
Named executive officers and directors:
Julia C. Owens, Ph.D. (5)	799,485	4.0
Louis J. Arcudi, III (6)	163,243	*
Christophe Arbet-Engels (7)	40,000	*
Carol G. Gallagher, Pharm.D. (8)	49,933	*
James M. Hindman (9)	38,068	*
Mary Lynne Hedley, Ph.D. (10)	36,213	*
John P. Howe, III, M.D. (11)	21,776	*
Carole L. Nuechterlein, J.D. (12)	18,000	*
Habib J. Dable (13)	26,680	*
Geoff Nichol, M.B., Ch.B., M.B.A.(14)	11,333	*
All current executive officers and all directors as of December 31, 2020 as a group (10 persons) (15)	1,204,731	6.0
__________________________________________
*    Represents beneficial ownership of less than 1%.
(1)Represents (i) 372 shares held by NEA Ventures 2015, L.P. (“NEA Ventures”) and (ii) 1,766,407 shares held by New Enterprise Associates 15, L.P. (“NEA 15”). The shares directly held by NEA 15 are indirectly held by each of (a) NEA Partners 15, L.P. (“NEA Partners 15”), the sole general partner of NEA 15, (b) NEA 15 GP, LLC (“NEA 15 LLC”), the sole general partner of NEA Partners 15, and (c) each of the individual Managers of NEA 15 LLC. The individual managers of NEA 15 LLC (collectively, the “NEA 15 Managers”) are Forest Baskett, Anthony A. Florence, Jr., Joshua Makower, Scott D. Sandell, Peter Sonsini and Mohamad Makhzoumi. The shares directly held by NEA Ventures are indirectly held by Karen P. Welsh, the general partner of NEA Ventures. NEA 15, NEA Partners 15, NEA 15 LLC and the NEA 15 Managers share voting and dispositive power with regard to the shares held by NEA 15. Karen P. Welsh, the general partner of NEA Ventures, shares voting and dispositive power with regard to the shares held by NEA Ventures. Dr. Gallagher, a member of the Millendo board of directors, has no voting or dispositive power with regard to any shares held by NEA 15 or NEA Ventures.
(2)Based solely on a Schedule 13G jointly filed with the SEC on April 7, 2021 by and on behalf of each of Ikarian Capital, LLC, a Delaware limited liability company (“Ikarian Capital”), Ikarian Healthcare Master Fund, L.P, a Cayman Islands exempted limited partnership (the “Fund”), Ikarian Healthcare Fund GP, L.P., a Delaware limited partnership (“Ikarian GP”), Chart Westcott and Neil Shahrestani. Ikarian Capital is the investment manager of, and may be deemed to indirectly beneficially own securities owned by, the Fund. Ikarian GP is the general partner of, and may be deemed to indirectly beneficially own securities owned by, the Fund. Ikarian Capital is also the general partner of, and may be deemed to indirectly beneficially own, securities beneficially owned by Ikarian GP. Ikarian Capital is a sub-advisor for certain separate managed accounts (collectively, the “Managed Accounts”) and may be deemed to indirectly beneficially own securities owned by the Managed Accounts. Ikarian Capital is ultimately owned and controlled by Chart Westcott Living Trust, of which Mr. Westcott serves as the sole trustee (the “Trust”), and indirectly by Mr. Shahrestani. Accordingly, each of Mr. Westcott, as sole trustee of the Trust, and Mr. Shahrestani may be deemed to indirectly beneficially own securities beneficially owned by, Ikarian Capital. The Fund and the Managed Accounts are the record and direct beneficial owners of the securities covered by this statement. The Fund disclaims beneficial ownership of the shares held by the Managed Accounts.
(3)Based solely on a Schedule 13G/A filed with the SEC on February 16, 2021. Roche Finance Ltd is a wholly owned subsidiary of Roche Holding Ltd, a publicly held corporation, and has sole voting and investment power with respect to such shares.
(4)The general partner of Fonds InnoBio FPCI (“InnoBio”) is Bpifrance Investissement, a French simplified joint-stock company (société par actions simplifiée). InnoBio has the sole voting and investment power with respect to such shares.
(5)Includes 725,085 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(6)Represents 163,243 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(7)Represents 40,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021
(8)Represents (i) 23,684 shares held by the Gallagher Revocable Trust, (ii) 8,249 shares held by Dr. Gallagher, and (iii) 18,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(9)Represents 38,068 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(10)Represents 36,213 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(11)Represents 21,776 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021
(12)Represents 18,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(13)Represents 26,680 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(14)Represents 11,333 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
(15)Represents 1,098,398 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2021.
Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020:

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(#)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(#)
Plan Category
Equity compensation plans approved by security holders(1)	3,271,378	$11.82	545,699	(3)(4)
Equity compensation plans not approved by security holders(2)	477,724	$10.10	—
Total	3,749,102		545,699
________________________________________
(1)Includes the Millendo Therapeutics 2019 Equity Incentive Plan, 2019 Employee Stock Purchase Plan, the OvaScience, Inc. 2012 and 2011 Stock Incentive Plans and the Millendo Therapeutics, Inc. 2012 Stock Plan. Does not include 48,265 shares of common stock issuable upon the exercise of warrants at a weighted-average exercise price of $7.85 per share, which are related to non-employee (BSA) warrants and employee (BSPCE) warrants previously granted by Alizé and assumed by Private Millendo in connection with Private Millendo’s acquisition of Alizé in December 2017.

(2)Includes an option to purchase 71,324 shares of common stock at a per-share exercise price of $21.90 granted to Dr. Kroeger (OvaScience’s former Chief Executive Officer), an option to purchase 74,400 shares of common stock at a per-share exercise price of $10.40 granted to Louis Arcudi III (then Chief Financial Officer, now Chief Executive Officer), and options to purchase a total of 62,000 shares of common stock, at a weighted-average per share exercise price of $9.34 per share, granted to two of our employees who are not executive officers, in each case, that were granted outside of, but subject to the terms of, the OvaScience, Inc. 2012 Stock Incentive Plan as an inducement material to the grantee entering into an employment relationship with us (the “2012 Plan Inducement Grants”). Also includes an option to purchase 130,000 shares of common stock at a per-share exercise price of $7.27 granted to Tamara Joseph (our now former General Counsel) and an option to purchase 140,000 shares of common stock at a per-share exercise price of $6.90 granted to Christophe Arbet-Engels (our now former Chief Medical Officer), in each case, that were granted outside of, but subject to the terms of, Millendo’s 2019 Equity Incentive Plan as an inducement material to the grantee entering into an employment relationship with us (together with the 2012 Plan Inducement Grants, the “Inducement Grants”). Each Inducement Grant other than the Inducement Grant awarded to Dr. Kroeger has a term of ten years and is subject to a vesting over four years, with 25% of the shares vesting on the first anniversary of the vesting commencement date and the remaining shares vesting in equal monthly installments over 36 months following the first anniversary of the vesting commencement date, subject to the grantee’s continued employment with us through each vesting date. The Inducement Grant awarded to Dr. Kroeger vested in full on December 7, 2018, the date of his separation with us, and may be exercised by Dr. Kroeger until December 7, 2021, which is the three year anniversary of his separation date.
(3)Includes 278,539 shares reserved for issuance under the 2019 Equity Incentive Plan as of December 31, 2020. The number of shares of common stock reserved for issuance under the 2019 Equity Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Pursuant to the terms of the 2019 Equity Incentive Plan, an additional 759,988 shares were added to the number of available shares effective January 1, 2021.
(4)Includes 267,160 shares reserved for issuance under the 2019 Employee Stock Purchase Plan as of December 31, 2020. The number of shares of common stock reserved for issuance under the 2019 Employee Stock Purchase Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or (ii) 133,580 shares of our common stock; unless a lesser number of shares is determined by our board of directors. Pursuant to the terms of the 2019 Employee Stock Purchase Plan, an additional 133,580 shares were added to the number of available shares effective January 1, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions since January 1, 2019 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Item 11 – Executive Compensation” and “Item 11 – Director Compensation Table.”
Advance agreement with Bpifrance Financing
In December 2017, in connection with our acquisition of Alizé, we assumed €0.7 million of debt that Alizé had outstanding with Bpifrance Financing. Bpifrance Financing is affiliated with Fonds InnoBio FPCI, a holder of 5% or more of our capital stock. No interest is charged or accrued with respect to the debt. We are required to make quarterly principal payments of between €17,500 to €50,000 per quarter through maturity. In addition to the quarterly payments, we could be obligated to pay, if applicable, no later than March 31st of each year starting from January 1, 2016, a reimbursement annuity equal to 20% of the proceeds generated by us from license, assignment or revenue generating use of the livoletide program. We are permitted to repay the debt at any time. At December 31, 2020, the balance outstanding was $0.3 million (€0.2 million).
Consulting agreement with Dr. Thierry Abribat
In December 2017, in connection with our acquisition of Alizé, Alizé entered into a consulting agreement with TAB Consulting SARL ("TAB Consulting"), an entity affiliated with Dr. Thierry Abribat, who was, until December 7, 2018, a member of Private Millendo’s board of directors. Dr. Abribat was a guarantor through April 2, 2020 under our lease agreement for Alizé’s facility in Lyon, France.
Roche License Agreement
On October 16, 2018, we entered into a license agreement with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. (collectively, “Roche”), for a worldwide, exclusive license to Roche’s interest in certain patent rights and know-how covering, among other things, the use of a neurokinin 3 receptor antagonist, or the Roche License Agreement. Carole L. Nuechterlein, who is currently a member of our board of directors serves as a Deputy Director and head of Roche Venture Fund, an affiliate of Roche. Roche Finance Ltd, an affiliate of Roche, is a beneficial owner of 5% or more of our capital stock.
As consideration for the rights granted to us under the Roche License Agreement, we agreed to pay Roche an up-front payment. Under the terms of the Roche License Agreement, we are also obligated to make significant milestone and royalty payments in connection with the attainment of certain development steps and the sale of resulting products with respect to the neurokinin 3-receptor (NK3R) antagonist. No amounts were paid in 2019 or 2020 related to the achievement of development or commercial milestones. In addition, we are required to share a portion of any net proceeds received in connection with certain agreements that we may enter into with third parties to develop and commercialize the NK3R antagonist. Due to our decision to discontinue developing our MLE-301 program, in March 2021, we notified Roche that we were terminating the Roche License Agreement effective three months from the date of such notice.
Investors' rights, voting and co-sale agreements
In connection with preferred stock financings, we entered into an investors' rights agreement containing registration rights with certain holders of our preferred stock and certain holders of our common stock.
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
December 2019 Financing
In December 2019, we sold 4,166,667 shares of our common stock to the public pursuant to an underwriting agreement with Citigroup Global Markets Inc. and SVB Leerink LLC, as representatives of the several underwriters named therein, for net proceeds to us of approximately $23.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The price to the public in this offering was $6.00 per share and investors included Great Point Partners, LLC and its affiliates and Roche.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.
Executive Chair Agreement with Dr. Julia Owens
Dr. Julia Owens serves in an advisory role as Executive Chair of our Board, pursuant to an Executive Chair Offer Letter entered into between us and Dr. Owens on January 27, 2021 (the “EC Agreement”). Pursuant to the EC Agreement, Dr. Owens will be paid a stipend of $10,000 per month on a quarterly basis, in addition to any cash and equity compensation provided to non-employee members of the Board plus cash and equity compensation provided to the individual acting as the Board chair, all pursuant to our non-employee director compensation policy, and all of her currently outstanding options to purchase Common Stock continue to vest pursuant to their current vesting schedule while she serves as Executive Chair.
Related Person Transaction Policy
In December 2018, we adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants, in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from our employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy.
In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.
In considering related person transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;

•the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.
The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.
All of the transactions described above that were entered into prior to the adoption of the written policy were approved by our Board considering similar factors to those described above.
Director Independence
Our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our board of directors determined that all of the directors, other than Dr. Owens, are “independent directors” as defined under current rules and regulations of the SEC and the listing standards of Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances that it deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees for the audit of our financial statements for the years ended December 31, 2020 and 2019 and other fees billed for other services rendered by Ernst & Young LLP during those periods (in thousands):

	Year Ended December 31,
	2020	2019
Audit fees(1)	$509,250	$648,000
Audit-related fees(2)	—	—
Tax fees(3)	134,593	317,725
All other fees(4)	—	2,000
Total fees	$643,843	$967,725
(1)Fees represent services related to our annual audit, quarterly reviews, SEC offerings and accounting consultations
(2)Fees represent services related to due diligence services
(3)Fees represent services related to tax compliance and tax advisory services
(4)Fees represent billings for publications and online subscriptions
Pre-Approval Policies and Procedures
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
All of the services of Ernst & Young LLP for 2020 and 2019 described above were in accordance with the audit committee pre-approval policy, to the extent required by applicable law.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of the 10-K or this Amendment:
(a)(1)     Financial Statements
The financial statements are included in Item 8 of the 10-K.
(a)(2)     Financial Statement Schedules
All schedules were omitted from the 10-K as information required is inapplicable or the information is presented in the financial statements and the related notes of the 10-K.
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

10.19+
Form of Indemnity Agreement between Millendo Therapeutics, Inc. and each of its directors and executive officers (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2018, File No. 001-35890)

10.20
Stock Purchase Agreement, by and among OvaScience, Inc., the purchasers set forth on Schedule I thereto and Millendo Therapeutics, Inc., dated November 1, 2018 (incorporated by reference from Exhibit 10.45 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.21
First Amendment to Shareholders and Option Agreement, dated September 28, 2018 (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.22
Registration Rights Agreement, by and among OvaScience, Inc. and the persons listed on Schedule A thereto, dated November 1, 2018 (incorporated by reference from Exhibit 10.46 to the Registration Statement on Form S-4 filed on November 2, 2018, File No. 333-227547)

10.23
Second Amended and Restated Investor Rights Agreement by and among Millendo Therapeutics, Inc. and certain of its stockholders, dated December 19, 2017 (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.24
First Amendment to Second Amended and Restated Investor Rights Agreement, dated October 24, 2018 (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.25
Shareholders and Option Agreement, by and between Millendo Therapeutics, Inc. and Otonnale SAS, dated December 19, 2017 (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on November 6, 2018, File No. 333-228209)

10.26
Amended and Restated Equity Distribution Agreement dated March 4, 2020, between Millendo Therapeutics, Inc., Citigroup Global Markets Inc. and SVB Leerink LLC (incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2020, File No. 001-35890)

10.27
Lease Agreement, by and between Millendo Therapeutics, Inc. and Ann Arbor Real Estate Group, L.L.C., dated October 22, 2018 (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed on March 11, 2020, File No. 001-35890).

10.28
Lease Agreement by and between Millendo Therapeutics, Inc. and Ann Arbor Real Estate Group, L.L.C., dated February 1, 2019 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2019, File No. 001-35890).

10.29+
Executive Chair Agreement, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated January 27, 2021 (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

10.30+
Separation from Employment, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated January 27, 2021 (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

10.31+
Amended and Restated Employment Agreement between Louis Arcudi III and Millendo Therapeutics US, Inc., dated as of January 27, 2021 (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

10.32+
Amended and Restated Employment Agreement between Jennifer Minai-Azary and Millendo Therapeutics US, Inc., dated of January 27, 2021 (incorporated by reference from Exhibit 10.32 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

23.1
Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

24.1	Power of Attorney (included on the signature page to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

31.2
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.2 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

31.3
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1^
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Annual Report on Form 10-K, filed on March 29, 2021, File No 001-35890).

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
^     These certifications are being furnished solely to accompany this Amendment pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENDO THERAPEUTICS, INC.
	By:	/s/ Louis Arcudi III
April 29, 2021		Louis Arcudi III President and Chief Executive Officer