Form 10-Q
period 2021-03-31
Millendo Therapeutics, Inc.
filed 2021-05-13
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q
_____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2021 was 19,043,034.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Millendo,” “the Company,” “we,” “us,” and “our” refer to Millendo Therapeutics, Inc. and, where appropriate, its subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
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
You should refer to Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q as well as Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MILLENDO THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$26,802	$38,174
Short-term restricted cash	45	484
Marketable securities	439	—
Prepaid expenses and other current assets	1,808	1,929
Refundable tax credit	300	314
Total current assets	29,394	40,901
Operating lease right-of-use assets	2,014	2,157
Other assets	299	351
Total assets	$31,707	$43,409
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$235	$239
Accounts payable	811	1,486
Accrued expenses	2,809	5,525
Operating lease liabilities — current	742	737
Total current liabilities	4,597	7,987
Debt, net of current portion	—	61
Operating lease liabilities	1,482	1,635
Total liabilities	6,079	9,683
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 19,043,034 and 18,999,701 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	19	19
Additional paid-in capital	278,113	277,647
Accumulated deficit	(253,449)	(245,060)
Accumulated other comprehensive income	277	452
Total stockholders’ equity attributable to Millendo Therapeutics, Inc.	24,960	33,058
Equity attributable to noncontrolling interests	668	668
Total stockholders’ equity	25,628	33,726
Total liabilities and stockholders’ equity	$31,707	$43,409
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$2,152	$7,540
General and administrative	6,410	4,595
Loss from operations	8,562	12,135
Other expenses (income):
Interest expense (income), net	$1	$(162)
Other (gain) / loss	(174)	25
Net loss	$(8,389)	$(11,998)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.65)
Weighted-average shares of common stock outstanding, basic and diluted	19,023,293	18,448,507
Other comprehensive income (loss):
Foreign currency translation adjustment	$(175)	$(42)
Comprehensive loss	$(8,564)	$(12,040)
See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	18,999,701	$19	$277,647	$(245,060)	$452	$33,058	$668	$33,726
Exercise of stock options	43,333	—	86	—	—	86	—	86
Stock-based compensation expense	—	—	380	—	—	380	—	380
Foreign currency translation adjustment	—	—	—	—	(175)	(175)	—	(175)
Net loss	—	—	—	(8,389)	—	(8,389)	—	(8,389)
Balance at March 31, 2021	19,043,034	$19	$278,113	$(253,449)	$277	$24,960	$668	$25,628

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit) attributable to Millendo Therapeutics, Inc.	Total Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	18,266,545	$18	$267,018	$(208,654)	$165	$58,547	$1,324	$59,871
Issuance of common stock, net of issuance costs	719,400	1	5,649	—	—	5,650	—	5,650
Exercise/forfeiture of BSPCE warrants	12,307	—	593	—	—	593	(515)	78
Stock-based compensation expense	—	—	1,080	—	—	1,080	—	1,080
Foreign currency translation adjustment	—	—	—	—	(42)	(42)	—	(42)
Net loss	—	—	—	(11,998)	—	(11,998)	—	(11,998)
Balance at March 31, 2020	18,998,252	$19	$274,340	$(220,652)	$123	$53,830	$809	$54,639

See accompanying Notes to unaudited Interim Consolidated Financial Statements

MILLENDO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(8,389)	$(11,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	37
Stock-based compensation expense	380	1,080
Foreign currency remeasurement gain	(174)	—
Amortization of right-of-use asset	143	243
Loss on disposal of equipment	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(319)	1,807
Other assets	—	(1)
Accounts payable	(669)	1,329
Accrued expenses and other liabilities	(2,700)	(2,255)
Operating lease liabilities	(149)	(403)
Cash used in operating activities	(11,835)	(10,161)
Investing activities:
Proceeds (purchases) from property and equipment	8	(26)
Cash provided by (used) in investing activities	8	(26)
Financing activities:
Repayment of debt	(54)	—
Proceeds from the issuance of common stock, net of issuance costs	—	5,521
Proceeds from option and BSPCE warrant exercises	86	78
Repayment of principal on finance lease	(10)	(10)
Cash provided by financing activities	22	5,589
Effect of foreign currency exchange rate changes on cash	(6)	(37)
Net decrease in cash, cash equivalents and restricted cash	(11,811)	(4,635)
Cash, cash equivalents and restricted cash at beginning of period	38,658	63,512
Cash, cash equivalents and restricted cash at end of period	$26,847	$58,877
Supplemental schedule of non-cash investing and financing activities:
Financing costs in accounts payable and accrued expenses	$—	$68
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
The Company had been developing livoletide (AZP-531), as a potential treatment for Prader-Willi syndrome, (“PWS”), a rare and complex genetic endocrine disease characterized by hyperphagia, or insatiable hunger. The Company discontinued the development of livoletide as a potential treatment for PWS in April 2020 based upon results from its Phase 2b trial. All costs, including estimated closeout costs associated with the livoletide program were recognized during 2020. The Company does not expect to incur future material expenses related to this program.
In an effort to streamline costs after discontinuing the PWS program, the Company eliminated employee positions representing approximately 30% of its prior headcount, which were completed in the second quarter of 2020. The Company recorded one-time costs of $1.1 million in the form of termination benefits related to this plan in the second quarter of 2020.
The Company had also been developing nevanimibe (ATR-101) as a potential treatment for patients with classic congenital adrenal hyperplasia, (“CAH”), a rare, monogenic adrenal disease that requires lifelong treatment with exogenous cortisol, often at high doses. The Company elected to cease investing in the development of nevanimibe as a potential treatment for CAH in June 2020 based on an interim review of data from its Phase 2b trial. All costs, including estimated closeout costs associated with the nevanimibe program for the treatment of CAH were recognized during 2020. The Company does not expect to incur future material expenses related to its nevanimibe program for the treatment of CAH.
The Company had also been developing a selective neurokinin 3-receptor (NK3R) antagonist (MLE-301) as a potential treatment of vasomotor symptoms (“VMS”), commonly known as hot flashes and night sweats, in menopausal women. In January 2021, the Company discontinued further investment in MLE-301 for the treatment of VMS based on an analysis of the pharmacokinetic and pharmacodynamic data from the single ascending dose portion of the Phase 1 study. All costs, including estimated closeout costs associated with the MLE-301 program were recognized during the first quarter of 2021 and the Company does not expect to incur future material expenses related to this program.

In January 2021, as a result of its decision to discontinue its investment in MLE-301, the Company's Board of Directors (the “Board”) also approved a corporate restructuring plan (the “Plan”) furthering the Company's ongoing efforts to align its resources with its current strategy and operations. In connection with the Plan, the Company plans to reduce its workforce by up to 85%, and the majority of the reduction in personnel was completed by April 15, 2021. The Company initiated this reduction in force in January 2021 and has provided or will provide severance payments and continuation of group health insurance coverage for a specified period to the affected employees. The Company has also entered into retention arrangements with employees who are expected to remain with the Company. The Company estimates that it will incur costs of approximately $5.5 million for termination benefits and retention arrangements related to the Plan, of which approximately $4.2 million has been recorded in the first quarter of 2021. Substantially all termination benefits will be cash expenditures.

In 2020, the Company undertook a strategic review process, which was intended to result in an actionable plan that leverages its assets, capital and capabilities to maximize stockholder value. Following an extensive process of evaluating strategic alternatives, including identifying and reviewing potential candidates for a strategic acquisition or other transaction, on March 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempest Therapeutics, Inc. (“Tempest”) under which the privately held Tempest will merge with a wholly owned subsidiary of Millendo (the “Merger”). The Merger is subject to certain closing conditions, including, among other things, approval by the Company's stockholders. If the Merger is completed, the business of Tempest will continue as the business of the combined company.
Liquidity
The Company has incurred net losses since inception and it expects to generate losses from operations for the foreseeable future primarily due to the ongoing review of corporate strategic alternatives that include, but are not limited to, the potential sale or merger of the Company or its assets. As of March 31, 2021, the Company had cash, cash equivalents, marketable securities and restricted cash of $27.3 million and an accumulated deficit of $253.4 million.

In April 2019, the Company entered into an “at-the-market” (“ATM”) equity distribution agreement with Citigroup Global Markets Inc. acting as sole agent with an aggregate offering value of up to $50.0 million, which allows the Company to sell its common stock through the facilities of the Nasdaq Capital Market. Subject to the terms of the ATM equity distribution agreement, the Company is able to determine, at its sole discretion, the timing and number of shares to be sold under this ATM facility. In March 2020, the Company amended and restated the equity distribution agreement to include SVB Leerink LLC as an additional sales agent for the ATM. In March 2020, the Company sold 719,400 shares of its common stock under its ATM equity distribution agreement for net proceeds of approximately $5.5 million. The Company does not expect to sell additional shares of common stock under the equity distribution agreement.

Given its limited expected financing options, the Company is currently exploring an expanded range of strategic alternatives that include, but are not limited to, the potential sale or merger of the Company or its assets. In the event that the Company does not complete the Merger with Tempest, the Company (i) may elect to pursue a dissolution and liquidation of the Company, (ii) may pursue another strategic transaction or (iii) may resume research and development activities.

The Company believes its cash, cash equivalents and restricted cash at March 31, 2021 are sufficient to fund its current operations for at least 12 months following the issuance of these financial statements.
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
Unaudited Interim Consolidated Financial Statements
The Company has prepared the accompanying unaudited Interim Consolidated Financial Statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These unaudited Interim Consolidated Financial Statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. The Company’s historical results are not necessarily indicative of the results to be expected in the future and the Company’s operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The accompanying unaudited Interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 29, 2021. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except as noted below:
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

Significant Risks and Uncertainties

With the global impacts of the ongoing COVID-19 pandemic continuing in the first quarter of 2021, the Company is maintaining business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic will continue to have an impact on business activities. The extent to which the COVID-19 pandemic impacts the Company’s business, its strategic planning and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Restricted Cash and Marketable Securities

Restricted cash relates to amounts used to secure the Company’s credit card facility balances held on deposit with major financial institutions and to collateralize a letter of credit in the name of the Company’s landlord pursuant to a certain operating lease agreement as of December 31, 2020. In the first quarter of 2021, the letter of credit in the amount of $0.4 million expired and remained invested in a certificate of deposit. This amount is reflected in marketable securities on the Company's consolidated balance sheet as the original maturity of the certificate of deposit was greater than three months when acquired.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (amounts shown as common stock equivalents):

	March 31,
	2021	2020
Stock options	3,520,358	3,340,732
Common stock warrants	17,125	17,125
BSA and BSPCE warrants	48,265	58,415
	3,585,748	3,416,272
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. The Company adopted ASU 2019-01 on January 1, 2021, which did not have a material effect on the consolidated financial statements.
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
3. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$24,637	$—	$—
Certificate of deposit	$439	$—	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash and cash equivalents)	$33,636	$—	$—
4. Accrued Expenses
Accrued expenses consist of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Compensation and related benefits	$781	$1,978
Professional fees	1,009	719
Preclinical and clinical costs	131	1,002
Insurance premiums	775	1,476
Other	113	350
Total	$2,809	$5,525
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
During the three months ended March 31, 2021, the Company made $54,000 in principal payments. During the three months ended March 31, 2020, the Company made no principal payments under the Bpifrance Advance agreement due to the fact that in April 2020, Bpifrance provided a six month deferral of principal payments to support businesses as a result of the COVID-19 pandemic. At March 31, 2021, the balance outstanding was $0.2 million (or €0.2 million).
6. Commitments and Contingencies
Operating Leases

The Company has noncancelable operating leases for office space which have remaining lease terms of approximately 3.2 years. The Company was a party to a sublease agreement for office and laboratory space located in Waltham, Massachusetts. The sublease commenced on January 15, 2019 and expired on November 30, 2020. The total minimum sublease rentals received under the Waltham, Massachusetts agreement was $0.6 million. In February 2019 and October 2018, the Company entered into two additional noncancellable operating leases for office space in Ann Arbor, Michigan for the Company’s headquarters; one that the Company took possession of in April 2019, and the other that the Company took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. In April 2019, the Company entered into a lease agreement for office space in Lexington, Massachusetts. This lease was scheduled to expire on September 30, 2020; however, in June 2020 the Company exercised its right to terminate the lease early such that the lease terminated on August 11, 2020. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants. In January 2020, the Company terminated its office lease agreement in Lyon, France.
As of March 31, 2021, the operating lease ROU asset and the operating lease liabilities were $2.0 million and $2.2 million, respectively. The weighted average discount rate used to account for the Company's operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 7.0%. The Company has options to extend certain of its leases for another five to ten years. These options to extend were not recognized as part of the Company’s measurement of the ROU assets and operating lease liabilities for the three months ended March 31, 2021. The weighted average remaining term of the Company’s noncancellable operating leases is 3.13 years.
Rent expense related to the Company's operating leases was approximately $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company recognizes rent expense on a straight-lined basis over the lease period and has accrued for rent expense incurred but not yet paid.
Cash paid for amounts included in the measurement of the lease liabilities was approximately $0.2 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. The Company received approximately $87,000 in sublease payments related to its Waltham, Massachusetts lease during the three months ended March 31, 2020.

Future minimum rental payments under the Company’s noncancellable operating leases at March 31, 2021 is as follows (amounts in thousands):

2021 (excluding the three months ended March 31, 2021)	$573
2022	783
2023	806
2024	302
2025	—
Thereafter	—
Total	$2,464
Present Value Adjustment	(240)
Lease liability at March 31, 2021	$2,224

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

On November 9, 2016, a purported shareholder derivative action was filed in the Business Litigation Session of the Suffolk County Superior Court in the Commonwealth of Massachusetts (Cima v. Dipp, No. 16-3443-BLS1 (Mass. Sup. Ct.)) against certain former officers and directors of the Company and one current director of the Company and the Company as a nominal defendant alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to the Company’s January 2015 follow-on public offering. On February 22, 2017, the court approved the parties’ joint stipulation to stay all proceedings in the action until further notice. Following a status conference in December 2017, the stay was lifted. On January 25, 2018, at the parties’ request, the court entered a second order staying all proceedings in the action until further order of the court. On March 2, 2020, the parties submitted a status report requesting that the court continue the stay. On March 5, 2020, the court entered an order continuing the stay and requiring that the parties file a further status report on or before June 30, 2020. On June 30, 2020, the parties filed a further status report requesting that the court continue the stay. The court continued the stay until at least January 7, 2021. On January 7, 2021, the parties filed a further status report requesting that the court continue the stay until at least April 30, 2021. The court continued the stay until April 30, 2021. On April 30, 2021, the defendants filed a status report requesting that the court continue the stay. The court has not acted yet on the April 30, 2021 status report. The Company believes that the complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On March 24, 2017, a purported shareholder class action lawsuit was filed in the U.S. District Court for the District of Massachusetts (Dahhan v. OvaScience, Inc., No. 1:17-cv-10511-IT (D. Mass.)) against the Company and certain former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On July 5, 2017, the court entered an order approving the appointment of Freedman Family Investments LLC as lead plaintiff, the firm of Robins Geller Rudman & Dowd LLP as lead counsel and the Law Office of Alan L. Kovacs as local counsel. Plaintiff filed an amended complaint on August 25, 2017. The Company filed a motion to dismiss the amended complaint, which the court denied on July 31, 2018. On August 14, 2018, the Company answered the amended complaint. On December 9, 2019, the court granted leave for the lead plaintiff to file a second amended complaint under seal and permitted the defendants to file a motion to strike the second amended complaint. On December 30, 2019, the court granted the parties’ joint motion to stay all proceedings in the case pending mediation. On March 3, 2020, the parties conducted a mediation session. The mediation was unsuccessful. The Company filed a motion to strike the second amended complaint on May 1, 2020.
On August 17, 2020, the court granted the parties’ joint motion to again stay all proceedings in the case pending mediation. The parties agreed to participate in a second mediation session on November 10, 2020. The mediation was unsuccessful. The Company believes that the amended complaint and the second amended complaint are without merit. On October 16, 2020, the court granted the parties’ joint request to extend the stay until November 16, 2020. On November 16, 2020, the parties filed a joint status report seeking to extend the stay for an additional thirty days. On November 17, 2020, the court ordered the parties to file a supplemental joint status report clarifying whether they sought a continuance of the stay of all proceedings or instead, a partial lifting of the stay. On November 19, 2020, the parties filed a joint status report seeking to continue a partial stay of the case while the parties engaged in additional settlement discussions, and a partial lifting of the stay to the extent required for the court to rule on the Company’s pending motion to strike and motions to dismiss filed by other defendants. Those motions remain pending. The Company believes that the amended complaint and the second amended complaint are without merit. A resolution of this lawsuit adverse to the Company or the other defendants could have a material effect on the Company’s consolidated financial position and results of operations. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.
On July 27, 2017, a purported shareholder derivative complaint was filed in the U.S. District Court for the District of Massachusetts (Chiu v. Dipp, No. 1:17-cv-11382-IT (D. Mass.)) against OvaScience as a nominal defendant, certain former officers and directors of the Company and one current director of the Company alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act alleging that compensation awarded to the director defendants was excessive and seeking redress for purported actions related to the Company’s January 2015 follow-on public offering and other public statements concerning the Company’s former products. On September 26, 2017, the plaintiff filed an amended complaint which eliminated all claims regarding allegedly excessive director pay and additionally alleged claims of abuse of control and waste of corporate assets. On October 27, 2017, the defendants filed a motion to dismiss the amended complaint. The court heard oral argument on the motion to dismiss on April 5, 2018. On April 13, 2018, the court granted the defendants’ motion to dismiss the amended complaint for failure to state a claim for relief under Section 14(a). The court also dismissed the plaintiffs’ pendent state law claims without prejudice, based on lack of subject matter jurisdiction. On April 25, 2018, the plaintiffs moved for leave to amend the complaint and to stay this case pending the outcome of the Dahhan Action. The Company does not believe that the proposed amended complaint cures the defects in the current complaint, but informed plaintiffs’ counsel that, in the interest of judicial economy, the defendants would not oppose the proposed amendment if the court would consider staying the case pending the resolution of the Dahhan Action. On April 27, 2018, the court granted the plaintiffs’ motion for leave to amend the complaint and for a stay. On April 30, 2018, the plaintiffs filed their second amended complaint. On May 23, 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. The Company believes that the second amended complaint is without merit and intends to defend against the litigation. There can be no assurance, however, that the Company will be successful. At present, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On April 23, 2021 a complaint was filed against the Company and each of its directors in the United States District Court for the Southern District of New York. The lawsuit, captioned Nakkhumpun v. Millendo Therapeutics, Inc., alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, as well as breach of fiduciary duty of candor, against the defendants for allegedly disseminating a materially incomplete and misleading registration statement with the SEC in connection with the proposed Merger. The plaintiff seeks to enjoin the defendants from proceeding with a shareholder vote on the proposed Merger until the Company discloses the material information. The plaintiff also seeks damages and an award of costs, expert fees and attorneys’ fees.
On April 27, 2021, a second complaint was filed against the Company and each of its directors in the United States District Court for the Southern District of New York. The lawsuit, captioned Klaus v. Millendo Therapeutics Inc., alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a materially incomplete and misleading registration statement with the SEC in connection with the proposed Merger. The plaintiff seeks to enjoin the defendants from proceeding with or consummating the proposed merger, or, in the event the proposed Merger is consummated, the plaintiff seeks to rescind it or recover damages. The plaintiff also seeks an award of costs, expert fees and attorneys’ fees. Finally, the plaintiff seeks to direct the Company to disseminate a registration statement that does not contain any alleged misstatements of material fact.
On April 29, 2021, a third complaint was filed against the Company and each of its directors in the United States District Court for the Eastern District of New York. The lawsuit, captioned Campbell v. Millendo Therapeutics Inc., alleges the same violations and demands the same relief as in Klaus v. Millendo Therapeutics Inc.
On April 30, 2021, a complaint was filed against the Company and each of its directors in the United States District Court for the Southern District of New York. The lawsuit, captioned Schmidt v. Millendo Therapeutics, Inc., alleges the same violations as Campbell v. Millendo Therapeutics, Inc. and Klaus v. Millendo Therapeutics, Inc. It also demands the same relief.
On May 4, 2021, a complaint was filed against the Company and each of its directors in the United States District Court for the Southern District of New York. The lawsuit, captioned Colthurst v. Millendo Therapeutics, Inc., alleges the same violations as Campbell v. Millendo Therapeutics, Inc., Klaus v. Millendo Therapeutics, Inc., and Schmidt v. Millendo Therapeutics, Inc. It also demands the same relief.
On May 7, 2021, a complaint was filed against the Company and each of its directors in the United States District Court for the Eastern District of Michigan. The lawsuit, captioned Wilhelm v. Millendo Therapeutics, Inc., alleges the same violations as

Colthurst v. Millendo Therapeutics, Inc., Campbell v. Millendo Therapeutics, Inc., Klaus v. Millendo Therapeutics, Inc., and Schmidt v. Millendo Therapeutics, Inc. It also demands the same relief.
On May 10, 2021, a complaint was filed against the Company and each of its directors in the United States District Court for the District of Delaware. The lawsuit, captioned Carlisle v. Millendo Therapeutics, Inc., alleges the same violations as Wilhelm v. Millendo Therapeutics, Inc., Colthurst v. Millendo Therapeutics, Inc., Campbell v. Millendo Therapeutics, Inc., Klaus v. Millendo Therapeutics, Inc., and Schmidt v. Millendo Therapeutics, Inc. It also demands the same relief.
On May 11, 2021, a complaint was filed against the Company and each of its directors in the United States District Court for the Eastern District of Pennsylvania. The lawsuit, captioned Cech v. Millendo Therapeutics, Inc., alleges the same violations as Carlisle v. Millendo Therapeutics, Inc., Wilhelm v. Millendo Therapeutics, Inc., Colthurst v. Millendo Therapeutics, Inc., Campbell v. Millendo Therapeutics, Inc., Klaus v. Millendo Therapeutics, Inc., and Schmidt v. Millendo Therapeutics, Inc. It also demands the same relief.
In addition to the matters described above, the Company may be a party to litigation and subject to claims incident to the ordinary course of business from time to time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, and diversion of management resources.
7. Stock-Based Compensation
On June 11, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP,” and together with the 2019 Plan, the “Equity Plans”). The 2019 Plan is the successor to the Private Millendo 2012 Stock Plan and the OvaScience 2012 Stock Incentive Plan (each, as amended, the “Prior Plans”) and allows the Company to grant stock options, restricted stock unit awards and other awards at levels determined appropriate by the Company’s Board of Directors (the “Board”) or the Compensation Committee of the Board. No additional awards will be granted under either of the Prior Plans. The 2019 ESPP enables employees to purchase shares of the Company’s common stock through offerings of rights to purchase the Company’s common stock to all eligible employees. The Equity Plans were adopted by the Board on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. Outstanding awards under the Prior Plans continue to be subject to the terms and conditions of the Prior Plans.
The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2019 Plan was 2,919,872 shares, which is the sum of (i) 534,320 shares, (ii) the number of unallocated shares remaining available for grant under the Prior Plans as of the effective date of the 2019 Plan, and (iii) the Prior Plans’ Returning Shares (as defined below), as such shares become available from time to time. The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. Pursuant to the terms of the 2019 Plan, an additional 4% of the total number of shares of the Company's common stock outstanding on December 31, 2020 were added to the number of available shares effective January 1, 2021.
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
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, respectively (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$(258)	$300
General and administrative	638	780
Total	$380	$1,080
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
Stock-based compensation expense is negative for research and development employees and decreased for general and administrative employees for the three months ended March 31, 2021 as compared to the prior period due to forfeitures as a result of the reduction in force initiated in the first quarter of 2021.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the three months ended March 31, 2021:

	Shares	Weighted average exercise price per share	Weighted-average remaining contractual life (years)
Outstanding at January 1, 2021	3,749,102	$11.60	7.9
Granted	534,000	2.07
Exercised	(43,333)	2.00
Forfeited	(719,411)	6.69
Outstanding at March 31, 2021	3,520,358	$11.28	6.7
Vested and exercisable at March 31, 2021	2,035,439	$15.49	4.9
Vested and expected to vest at March 31, 2021	3,520,358	$11.28	6.7
As of March 31, 2021, the unrecognized compensation cost related to 1,484,919 unvested stock options expected to vest was $5.2 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.2 years. There were 43,333 stock options exercised during the three months ended March 31, 2021. There were no options exercised during the three months ended March 31, 2020. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was $29,000. The aggregate intrinsic value of both options outstanding and options exercisable as of March 31, 2021 was $10,000. The options granted during the three months ended March 31, 2021 had an estimated weighted-average grant date fair value of $1.36. The grant date fair value of each option grant was estimated during the three months ended March 31, 2021 and 2020 using the following assumptions within the Black-Scholes option-pricing model:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expected term (in years)	6.07	6.08
Expected volatility	75%	78%
Risk-free interest rate	0.95%	1.36%
Expected dividend yield	0%	0%
At the time of the Alizé acquisition, Alizé had 6,219 nonemployee (BSA) warrants and 5,360 employee (BSPCE) warrants outstanding, which have weighted-average exercise prices of €80.06 and €83.40, respectively. As of March 31, 2021, all BSA and BSPCE warrants were vested. During the three months ended March 31, 2021, no shares were exercised. As of March 31, 2021, there were an aggregate of 48,265 shares of common stock issuable upon the exercise of the BSA and BSPCE warrants with a weighted-average exercise price of $7.50 per share. These instruments are included in the equity attributable to noncontrolling interests.
8. Subsequent Events
Subsequent events were evaluated through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Interim Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our annual audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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

In January 2021, as a result of our decision to discontinue our investment in MLE-301, our Board also approved a corporate restructuring plan (the “Plan”) furthering our ongoing efforts to align our resources with our current strategy and operations. In connection with the Plan, we plan to reduce our workforce by up to 85%, and the majority of the reduction in personnel completed was by April 15, 2021. We initiated this reduction in force in January 2021 and we have provided or will provide severance payments and continuation of group health insurance coverage for a specified period to the affected employees. We have also entered into retention arrangements with employees who are expected to remain with the Company. We estimate that we will incur costs of approximately $5.5 million for termination benefits and retention arrangements related to the Plan, of which approximately $4.2 million has been recorded in the first quarter of 2021. Substantially all termination benefits will be cash expenditures.
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
Since inception, we have incurred significant operating losses and negative operating cash flows and there is no assurance that we will ever achieve or sustain profitability. Our net losses were $8.4 million and $12.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $253.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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
COVID-19 Business Update

With the global impacts of the ongoing COVID-19 pandemic continuing in the first quarter of 2021, we are maintaining the business continuity plans we established and implemented in the first quarter of 2020, which are designed to address and mitigate the impact of the COVID-19 pandemic on our employees, operations and our business. While we are experiencing limited financial impacts from the pandemic at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations, could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our global workforce transitioned to working remotely. Throughout the first quarter of 2021, we continued our plan to allow some employees to return to the office voluntarily, which was based on a phased approach that is principles-based, flexible and local in design, with a focus on employee safety and optimal work environment. Our current plans remain fluid as federal, state and local guidelines, rules and regulations continue to evolve.
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
The following table summarizes our research and development expenses by product candidate, personnel expense and other expenses for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Livoletide expenses	$(45)	$4,846
Nevanimibe expenses	—	252
MLE-301 expenses	384	430
Personnel expenses	1,805	1,774
Other expenses	8	238
Total	$2,152	$7,540
Our research and development costs related to livoletide and nevanimibe have decreased significantly due to our decision to discontinue the livoletide and nevanimibe programs based on results from the Phase 2b ZEPHYR study in PWS and the Phase 2b clinical study in CAH, respectively. All costs, including estimated program closeout costs associated with these programs, were primarily recognized during the second quarter of 2020. Any revisions to estimated program closeout costs have been recognized as of March 31, 2021. Future expenses may be recorded as a result of changes to these estimated costs as closeout activities continue. Our research and development costs related to MLE-301 have decreased due to our decision in January 2021 to discontinue the MLE-301 program based on the data from the single ascending dose portion of the Phase 1 study. We do not expect to incur material costs in the future related to the MLE-301 program.
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

General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees in executive, finance, accounting, business development, legal and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting, recruiting and consulting services. Our general and administrative expenses increased during the three months ended March 31, 2021 mainly due to termination benefits incurred related to our corporate restructuring plan and increased professional fees incurred due to the proposed Merger.
Interest expense (income), net
Interest expense (income) represents amounts earned on our cash, cash equivalents, marketable securities and restricted cash balances.
Results of operations
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our operating results for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	(dollars in thousands)
Operating expenses:
Research and development	$2,152	$7,540	$(5,388)	(71.5)%
General and administrative	6,410	4,595	1,815	39.5
Loss from operations	8,562	12,135	(3,573)	(29.4)
Other expenses (income):
Interest expense (income), net	1	(162)	163	(100.6)
Other (gain) / loss	(174)	25	(199)	(796.0)
Net loss	$(8,389)	$(11,998)	$3,609	(30.1)%

Research and development expense
Research and development expense decreased by $5.4 million to $2.2 million for the three months ended March 31, 2021 from $7.5 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(dollars in thousands)
Preclinical and clinical development expense	$339	$5,528	$(5,189)	(93.9)%
Compensation expense, other than stock-based compensation	2,063	1,474	589	40.0
Stock-based compensation expense	(258)	300	(558)	(186.0)
Other expenses	8	238	(230)	(96.6)
Total research and development expense	$2,152	$7,540	$(5,388)	(71.5)%
The decrease in total research and development expense is attributable to:
•a $5.2 million decrease in preclinical and clinical development expense primarily related to decreased spend due to discontinuing our development of the livoletide, nevanimibe and MLE-301 programs;

•a $0.6 million increase in compensation expense, other than stock-based compensation, primarily due to termination benefits incurred related to the reduction in force initiated in the first quarter of 2021; and
•a $0.6 million decrease in stock-based compensation expenses primarily related to the reduction in force initiated in the first quarter of 2021.
General and administrative expense
General and administrative expense increased by $1.8 million to $6.4 million for the three months ended March 31, 2021 from $4.6 million for the three months ended March 31, 2020. The increase was primarily due to higher compensation and professional fees offset by a decrease in stock-based compensation. The increase in compensation of $1.6 million was a result of termination benefits incurred related to the reduction in force initiated in the first quarter of 2021, as a result of the discontinuance of our MLE-301 program. The increase in professional fees of $0.4 million was a result of the proposed merger in the first quarter of 2021. These increases were offset by a decrease of $0.1 million in stock-based compensation as a result of the reduction in force completed in the first quarter of 2021.
Interest expense (income), net
Interest expense (income), net decreased by $0.2 million to $1,000 interest expense, net for the three months ended March 31, 2021 from interest income, net of $0.2 million for the three months ended March 31, 2020. The change was primarily due to lower interest income received as a result of lower cash and cash equivalent and marketable securities balances and lower interest rates.
Other (gain) / loss
Other (gain) / loss increased by $0.2 million to a gain of $0.2 million for the three months ended March 31, 2021 from a loss of $25,000 for the three months ended March 31, 2020 due to lower foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
Cash flows
The following table sets forth the primary uses of cash and cash equivalents for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(11,835)	$(10,161)
Net cash provided by (used in) investing activities	8	(26)
Net cash provided by financing activities	22	5,589
Effect of foreign currency exchange rate changes on cash	(6)	(37)
Net decrease in cash, cash equivalents and restricted cash	$(11,811)	$(4,635)
Operating activities
During the three months ended March 31, 2021, we used $11.8 million of cash to fund operating activities. During the three months ended March 31, 2021, cash used in operating activities reflected our net loss of $8.4 million and a net change in operating assets and liabilities of $3.8 million, offset by non-cash charges of $0.4 million, principally related to stock-based compensation.
During the three months ended March 31, 2020, we used $10.2 million of cash to fund operating activities. During the three months ended March 31, 2020, cash used in operating activities reflected our net loss of $12.0 million and a net change in operating assets and liabilities of $0.5 million, offset by non-cash charges of $1.4 million, principally related to stock-based compensation and the amortization of our right-of-use assets.

Investing activities
During the three months ended March 31, 2021, we received proceeds of $8,000 related to the sale of equipment. During the three months ended March 31, 2020, we paid $26,000 in purchases of property and equipment.
Financing activities
During the three months ended March 31, 2021, we received $86,000 in proceeds from option exercises offset by the repayment of debt and principal on a finance lease. During the three months ended March 31, 2020, we received proceeds of $5.7 million received from the issuance of common stock, net of issuance costs paid. These proceeds were offset by $0.2 million in the payment of financing costs.
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
As of March 31, 2021, we had cash, cash equivalents, marketable securities and restricted cash of $27.3 million, which we believe are sufficient to fund our planned operations through at least the next 12 months.
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
If we elect to resume product candidate development, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends
If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Other than as described under Note 2 to our Unaudited Interim Consolidated Financial Statements, the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021, have not materially changed.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

PART II
Item 1.  Legal Proceedings

Other than as described under Note 6 to our Unaudited Interim Consolidated Financial Statements, the Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021, have not materially changed.
Item 1A.  Risk Factors
Except as set forth below, during the three months ended March 31, 2021, there have been no material changes in our risk factors from those disclosed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021. You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. The occurrence of any of the following risks, or any of the risks set forth in our Annual Report on Form 10-K, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Risks Related to Our Proposed Merger and Retention of Key Employees
As a result of our decision to discontinue further investment in MLE-301 and the reductions in our workforce, we have only seven employees remaining as of the date of this filing. If we are unable to retain certain of our remaining employees, our ability to consummate the planned Merger transaction may be delayed or seriously jeopardized.
On January 28, 2021, we announced workforce reductions, and our current headcount has been reduced to seven employees as of the date of this filing. Our cash conservation activities may yield unintended consequences, such as attrition beyond the planned workforce reductions and reduced employee morale, which may cause the remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain the remaining employees is critical to our ability to effectively manage our business and to consummate the planned Merger transaction. Additional attrition could have a material adverse effect on our business and ability to consummate the Merger. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.
Risks Related to Our Business Operations and Employee Matters
We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.
In January 2021, we began the implementation of a reduction in force that will reduce the number of our employees by up to 85 percent. As of the date of this filing, our current headcount has been reduced to seven employees. The reduction in force, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, employees who were not affected by the reduction in force may seek alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company
We are at risk of securities class action and similar litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. We remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of its officer and directors, as described in more detail in Part II-Item 1 under the heading “Legal Proceedings”. These lawsuits, as well as any similar lawsuits initiated in the future, could result in substantial cost and a diversion of management’s attention and resources, which could harm our business.
As described above in Part II-Item 1 under the heading “Legal Proceedings”, eight complaints have been filed against us and each of our directors in connection with the Merger transaction. These lawsuits, as well as any similar lawsuits initiated in the future, could result in substantial cost and a diversion of management’s attention and resources, which could harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the three months ended March 31, 2021.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the three months ended March 31, 2021.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Preliminary Unaudited Cash and Cash Equivalents as of March 31, 2021 and Net Loss for the Three Month Period Ended March 31, 2021.
On May 10, 2021, we announced that although we had not finalized our full financial results for the fiscal quarter ended March 31, 2021, we expected to report that we had (a) cash, cash equivalents, restricted cash and marketable securities of approximately $27.3 million as of March 31, 2021 and (b) a net loss of approximately $8.4 million for the three-month period ended March 31, 2021. The estimated cash, cash equivalents, restricted cash and marketable securities and net loss figures were preliminary and unaudited, and represented our management’s estimates as of May 10, 2021. The financial information was subject to the completion of our financial closing procedures with respect to the interim consolidated financial statements, as of and for the three-month period ended March 31, 2021, which are included elsewhere in this Quarterly Report on Form 10-Q.

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

10.1^
Executive Chair Agreement, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated January 27, 2021 (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

10.2^
Separation from Employment, by and between Millendo Therapeutics US, Inc. and Julia C. Owens, Ph.D., dated January 27, 2021 (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

10.3^
Amended and Restated Employment Agreement between Louis Arcudi III and Millendo Therapeutics US, Inc., dated as of January 27, 2021 (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K, filed on March 29, 2021, File No. 001-35890).

10.4^
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
*    Filed herewith.
^    Indicates management contract or compensatory plan.
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

MILLENDO THERAPEUTICS, INC.

	By:	/s/ Louis Arcudi III
Louis Arcudi III President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer
Date: May 13, 2021