Form 10-Q
period 2021-06-30
Tempest Therapeutics, Inc.
filed 2021-08-12
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-35890

Tempest Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1472564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7000 Shoreline Court, Suite 275 South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415)
798-8589

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TPST	The Nasdaq Capital Market
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
of the Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2021 was 6,703,242.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context suggests otherwise, references in this Quarterly Report on
Form 10-Q
to “Tempest,” “the Company,” “we,” “us,” and “our” refer to Tempest Therapeutics, Inc. and, where appropriate, its subsidiaries.
This Quarterly Report on Form
10-Q
contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the Securities Act)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could”, “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; our ability to protect our intellectual property rights; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on
Form 10-Q
under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form
10-Q,
as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
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
Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements about:

•	our expected future growth and our ability to manage such growth;

•	our ability to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and our future product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the development, regulatory approval, efficacy and commercialization of competing products;

•	our ability to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates.

•	our ability to retain regulatory approval for our product candidates or future product candidates in the United States and in any foreign countries in which we make seek to do business;

•	our ability to retain and hire our board of directors, senior management, or operational personnel;

•	our ability integrate TempestTx, Inc. and Millendo Therapeutics, Inc. (now the Company) successfully and realize the anticipated benefits of the merger of the two entities, which close in July 2021;

•	our expectations regarding the period during which we will qualify as a smaller reporting company under the federal securities laws;

•	our ability to develop and maintain our corporate infrastructure, including our ability to remediate our existing material weakness and to design and maintain an effective system of internal controls;

•	our financial performance and capital requirements; and

•
our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our products and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

You should read this Quarterly Report on Form
10-Q
as well as the documents that we reference in, and have filed as exhibits to, this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
TEMPEST THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	(Unaudited) June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$68,413	$18,820
Restricted cash	45	—
Prepaid expenses and other current assets	2,036	1,005

Total current assets	70,494	19,825
Property and equipment — net	1,218	1,110
Operating lease right-of-use assets	3,673	1,877
Other noncurrent assets	112	51

Total assets	$75,497	$22,863

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,695	$1,071
Accrued expenses	948	665
Current operating lease liabilities	1,484	712
Accrued compensation	540	695
Interest payable	89	—
Early option exercise liability	38	79

Total current liabilities	9,794	3,222
Loan payable (net of issuance costs of $85)	14,915	—
Operating lease liabilities	2,674	1,727

Total liabilities	27,383	4,949

Commitments and contingencies (Note 8)

Convertible preferred stock, $0.001 par value; 5,000,000 and 135,936,731 shares authorized at June 30, 2021 and December 31, 2020, respectively; nil and 114,686,731 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $100,186,732 at June 30, 2021 and December 31, 2020, respectively	—	86,707

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 100,000,000 and 196,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 6,637,081 and 527,265 shares issued and outstanding, 8,767 and 29,041 subject to repurchase at June 30, 2021 and December 31, 2020, respectively	7	15
Additional paid-in capital	132,281	2,953
Accumulated deficit	(84,174)	(71,761)

Total stockholders’ equity (deficit)	48,114	(68,793)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$75,497	$22,863

See accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,229	$4,094	$7,821	$7,121
General and administrative	2,556	1,144	4,091	2,420

Loss from operations	6,785	5,238	11,912	9,541
Other income (expense):
Interest expense	$(276)	$—	$(507)	$—
Interest income and other income (expense), net	3	9	6	84

Net loss	$(7,058)	$(5,229)	$(12,413)	$(9,457)

Net loss per share of common stock, basic and diluted	$(7.63)	$(11.42)	$(17.30)	$(21.28)

Weighted-average shares of common stock outstanding, basic and diluted	925,432	457,998	717,618	444,466

See accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

Three Months Ended June 30, 2021

	Series A Convertible		Series B Convertible		Series B1 Convertible				Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Prefer110red Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—March 31, 2021	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	514,508	$1	$3,164	$(77,116)	$(73,951)
Exercise of stock options	—	—	—	—	—	—	6,285	—	29	—	29
Vesting of early exercised stock options	—	—	—	—	—	—	8,314	—	39	—	39
Conversion of preferred stock to common stock	(17,000,000)	(16,982)	(25,186,738)	(12,235)	(72,499,993)	(57,490)	3,692,912	4	86,703	—	86,707
Issuance of common stock for cash	—	—	—	—	—	—	1,136,849	1	30,009		30,010
Share-based compensation	—	—	—	—	—	—	—	—	411	—	411
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(6,074)	—	(6,074)
Record pre-merger Millendo stockholders’ equity and elimination of Millendo historical accumulated deficit	—	—	—	—	—	—	1,269,446	1	18,000	—	18,001
Net loss	—	—	—	—	—	—	—	—	—	(7,058)	(7,058)

BALANCE—June 30, 2021	—	$—	—	$—	—	$—	6,628,314	$7	$132,281	$(84,174)	$48,114

Three Months Ended June 30, 2020

	Series A Convertible		Series B Convertible		Series B1 Convertible				Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—March 31, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	440,292	$—	$2,315	$(56,781)	$(54,466)
Vesting of early exercised stock options	—	—	—	—	—	—	36,675	—	103	—	103
Share-based compensation	—	—	—	—	—	—	—	—	227	—	227
Net loss	—	—	—	—	—	—	—	—	—	(5,229)	(5,229)

BALANCE—June 30, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	476,967	$—	$2,645	$(62,010)	$(59,365)

S
ee accompanying Notes to unaudited Interim Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

Six Months Ended June 30, 2021

	Series A Convertible		Series B Convertible		Series B1 Convertible				Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	498,224	$1	$2,967	$(71,761)	$(68,793)
Exercise of stock options	—	—	—	—	—	—	10,654	—	49	—	49
Vesting of early exercised stock options	—	—	—	—	—	—	20,229	—	96	—	96
Conversion of preferred stock to common stock	(17,000,000)	(16,982)	(25,186,738)	(12,235)	(72,499,993)	(57,490)	3,692,912	4	86,703	—	86,707
Issuance of common stock for cash	—	—	—	—	—	—	1,136,849	1	30,009	—	30,010
Share-based compensation	—	—	—	—	—	—	—	—	531	—	531
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(6,074)	—	(6,074)
Record pre-merger Millendo stockholders’ equity and elimination of Millendo historical accumulated deficit	—	—	—	—	—	—	1,269,446	1	18,000	—	18,001
Net loss	—	—	—	—	—	—	—	—	—	(12,413)	(12,413)

BALANCE—June 30, 2021	—	$—	—	$—	—	$—	6,628,314	$7	$132,281	$(84,174)	$48,114

Six Months Ended June 30, 2020

	Series A Convertible		Series B Convertible		Series B1 Convertible				Additional Paid-In Capital	Deficit Accumulated	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2019	17,000,000	$16,982	25,186,738	$12,235	28,749,997	$22,755	410,429	$—	$2,188	$(52,553)	$(50,365)
Exercise of options—net of	—	—	—	—	—	—	6,132	—	27	—	27
Issuance of preferred stock for cash—net of issuance costs of $265	—	—	—	—	43,749,996	34,735	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	60,406	—	200	—	200
Share-based compensation	—	—	—	—	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	—	—	—	—	(9,457)	(9,457)

BALANCE—June 30, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	476,967	$—	$2,645	$(62,010)	$(59,365)

See accompanying Notes to unaudited Interim Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(12,413)	$(9,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	165	174
Stock-based compensation expense	531	230
Noncash lease expense	274	264
Noncash related party interest income	(4)	(3)
Noncash interest and other expense	290	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	987	(176)
Accounts payable	5,445	(891)
Accrued expenses and other liabilities	(1,197)	(625)
Interest payable	89	—
Operating lease liabilities	(350)	363

Cash used in operating activities	(6,183)	(10,121)

Investing activities:
Purchase of property and equipment	(84)	(37)
Repayment of note receivable	—	44

Cash (used in) provided by investing activities	(84)	7

Financing activities:
Proceeds from issuance of preferred stock	—	35,000
Payment of preferred stock issuance costs	—	(469)
Proceeds from the issuance of common stock	30,010	—
Borrowings on loan payable	15,000	—
Payment of loan issuance costs	(93)
Cash acquired in connection with the reverse recapitalization	17,045	—
Payment of reverse recapitalization transaction costs	(6,074)	—
Proceeds from option exercises	17	27

Cash provided by financing activities	55,905	34,558

Net increase in cash and cash equivalents	49,638	24,444
Cash and cash equivalents and restricted cash at beginning of period	18,820	3,244

Cash and cash equivalents and restricted cash at end of period	$68,458	$27,688

Supplemental disclosure of cashflow information:
Cash paid for interest	$383	$—

Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercise stock options	$95	$200

S
ee accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Notes to Unaudited Interim Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Description of Business
—Tempest
Therapeutics, Inc. (“Tempest,” or the “Company”) is a clinical-stage oncology company focused on developing novel, orally available therapies for the treatment of solid tumors. Tempest has three programs currently in development, TPST-1495, TPST-1120 and a TREX-1 antagonist. TPST-1495 is a dual antagonist of the EP2 and EP4 prostaglandin E2 receptors, and to the Company’s knowledge, is the only such dual antagonist in clinical development. TPST-1495 is currently in a Phase 1 trial in solid tumors. Tempest’s second clinical program, TPST-1120, is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”) and is also in a Phase 1 trial in solid tumors. Similar to TPST-1495, Tempest believes TPST-1120 is the only PPARα antagonist in clinical development. The Company also has a third program in preclinical studies that could be the first to target TREX-1, a cellular enzyme that regulates the innate immune response in tumors. Tempest is headquartered in South San
Francisco, California.
Merger with Millendo
—On March 29, 2021, TempestTx, Inc. (“Private Tempest”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Millendo Therapeutics, Inc. (“Millendo”).
Concurrent with the execution and delivery of the Merger Agreement, Private Tempest entered into funding agreements with certain investors named therein, pursuant to which the investors agreed to purchase, in the aggregate, $30.0 million of common stock of Private Tempest, convertible into securities of Millendo.
On June 25, 2021, Private Tempest completed the merger with Millendo in accordance with the Merger Agreement. Prior to the effective time of the merger, Millendo effected a
1-for-15
reverse stock split, and right after the merger, Millendo changed its name to Tempest Therapeutics, Inc. Under the terms of the Merger Agreement, immediately prior to the effective time of the merger, each share Private Tempest’s preferred stock was converted into a share of Private Tempest’s common stock. At closing of the merger, the Company issued an aggregate of approximately
5,365,899

shares of its common stock to Private Tempest stockholders, based on an exchange ratio of
0.0322
shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock, resulting in approximately

6,635,345
shares of the Company’s common stock being issued and outstanding immediately following the effective time of the merger. The Company also assumed all of the outstanding and unexercised stock options and warrants to purchase shares of Private Tempest capital stock. The assumed options continue to be governed by the terms of the 2011 and 2017 Equity Incentive Plans (as discussed more in Note 12) under which the options were originally granted, with such options hence forth representing the right to purchase a number of shares of the Company’s common stock equal to 0.0322 multiplied by the number of share of Private Tempest common stock previously represented by such options.
T
he merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Private Tempest was be deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the merger: (i) Private Tempest stockholders would own a substantial majority of the voting rights; (ii) Private Tempest would designate a substantial majority of the initial members of the board of directors of the combined company; (iii) Private Tempest’s executive management team would become the management of the combined company; and (iv) the combined company would be named Tempest Therapeutics, Inc. Accordingly, for accounting purposes, the merger was treated as the equivalent of Tempest issuing stock to acquire the net assets of Millendo. As a result of the merger, the net assets of Millendo were recorded at their acquisition-date fair value in the financial statements of Private Tempest and the reported operating results prior to the merger will be those of Private Tempest. Historical per share figures of Private Tempest have been retroactively restated based on the exchange ratio of

0.0322
.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
—The accompanying unaudited interim financial statements have been prepared in accordance with GAAP.
Unaudited Interim Financial Statements
—The Company has prepared the accompanying unaudited interim financial statements on the same basis as the audited financial statements, and the unaudited interim financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position and results of operations for these periods. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements.
Use of Estimates
—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accruals, recoverability of long-lived assets, right-of-use
assets, lease obligations, fair value of common stock
stock-based
compensation and income taxes uncertainties and valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
Risks and Uncertainties –
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical trials and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company’s product candidates are still in development and, to date, none of the Company’s product candidates have been approved for sale and, therefore, the Company has not generated any revenue from product sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.
Moreover, the current
COVID-19
(“coronavirus”) pandemic, which is impacting worldwide economic activity, poses risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the
COVID-19
pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
Cash and Cash Equivalents
—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents consisted of bank deposits and a money market funds.
Property and Equipment
—Property and equipment is recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the asset accounts and any resulting gain or loss is included in the statement of operations. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. The estimated useful lives of the Company’s respective assets are as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of the useful life of the asset or the life of the lease
Impairment of Long-Lived Assets
—Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use of long-lived assets and their eventual disposition, the Company’s carrying value of the long-lived assets is reduced to fair value based on a discounted future cash flow approach or quoted market values. For the six months ended June 30, 2021 and 2020, there were no events or circumstances which required an impairment test of long-lived assets.
Convertible Preferred Stock
—The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.
Comprehensive Loss
—Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that results from transactions and economic events other than those with stockholders. There was no other comprehensive income or loss for the six months ended June 30, 2021 and 2020.
Research and Development Expenses and Accrued Research and Development
—Research and development expenses are charged to expense as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, external contract research and development expenses.
In-licensing
fees and other costs to acquire technologies that are utilized in research and development, and that are not expected to have alternative future use, are expensed when incurred. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.
The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party
service providers, the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

Patent Costs –
Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These patent-related legal costs are reported as a component of general and administrative expense.
General and Administrative Expense –
General and administrative costs are expensed as incurred and include employee-related expenses including salaries, benefits, travel and stock-based compensation for the Company’s personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and patent costs.
Fair Value Measurements
—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based
measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments approximate fair value due to their short-term
maturities.
Stock
-Based
Compensation Expense
—The Company accounts for
stock-based
compensation by measuring and recognizing compensation expense for all share-based
payments made to employees, directors and
non-employees
based on estimated
grant-date
fair values. The Company uses the
straight-line
method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period.
The Company estimates the fair value of stock options to employees, directors and non-employees
using the
Black-Scholes
option-valuation
model. The
Black-Scholes
model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free
rate of return, and the estimated fair value of the underlying common stock on the date of grant. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life science industry. The Company uses the simplified method to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The mid-point
between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points
for each of the tranches may be averaged to provide an overall expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.
The Company accounts for forfeitures as they occur. The fair value of restricted stock awards granted to employees are valued as of the grant date using the estimated fair value of the Company’s common stock.
Net Loss per Share Attributable to Common Stockholders
—The Company follows the
two-class
method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class
method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class
method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, convertible preferred stock and warrants to purchase shares of convertible preferred stock are considered potential dilutive common shares.
Income Taxes
—The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction
basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of June 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.
Recently Issued Accounting Pronouncements
—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date.
In August 2020, the FASB issued ASU
2020-06
, Debt-Debt With Conversions and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under the new ASU, convertible instruments will now more frequently accounted for as a single unit of account. That is, a conversion feature and the host instrument in which it is embedded now generally will be treated as a single unit of acc
o
unt unless the conversion feature requires bifurcation under Topic 815. The ASU is effective for fiscal years beginning after December 15, 2021 for public business entities, and for fiscal years beginning after December 15, 2023 for all other entities. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and related disclosures.

3.	MILLENDO MERGER
As described in Note 1,
 Private Tempest merged with the Company on June
25
,
2021
. The merger was accounted for as a reverse recapitalization with Private Tempest as the accounting acquirer. The primary pre-combination
assets of Millendo were cash, cash equivalents and restricted cash. Under reverse recapitalization accounting, the assets and liabilities of Millendo were recorded at their fair value which approximated book value due to the short-term nature of the instruments.
No
goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of Tempest reflect the operations of Millendo for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer.
As part of the reverse recapitalization, the Company obtained approximately $17.0 million of cash, cash equivalents and restricted cash. The Company also obtained prepaids and other assets of approximately $1.4 million and assumed payables and accruals of approximately $0.5 million. The Company also acquired operating lease right-of-use
asset of $2.1 million and the related operating lease liability of $2.1 million.
All of the development programs and associated collaboration arrangements were terminated prior to the merger and were deemed to have no value at the transaction date and the Company is winding down the legacy Millendo operations.
In addition, the Company incurred approximately $0.2 million in share-based compensation expense as a result of the acceleration of vesting of stock options at the time of merger. This amount was recorded in general and administrative expense in the accompanying consolidated statements of operations for the three months and six months period ended June 30, 2021. The Company also incurred transaction costs of approximately $6.1 million and this amount is recorded in additional paid-in
capital in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months and six months period ended June 30, 2021.

4.	FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$68,413	$—	$—	$68,413
Short-term restricted cash	45	—	—	45

Total assets	$68,458	$—	$—	$68,458

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,820	$—	$—	$18,820

Total assets	$18,820	$—	$—	$18,820

5.	TRANSACTIONS WITH RELATED PARTIES (AMOUNTS IN THOUSANDS)
Inception Sciences Service Agreements
—
Inception Sciences, Inc. (Inception Sciences US) and Inception Sciences Canada, Inc. (Inception Sciences Canada) are subsidiaries of Versant Ventures, affiliates of which, together, are a holder of more than 5% of our capital stock. The Company has service agreements with Inception Sciences US, and Inception Sciences Canada whereby research and support services are provided to the Company. On June 30, 2020, the Company terminated these Inception Sciences service agreements. Total expenses under the service agreements consist of charges for services, equipment usage, lab supplies and other out of pocket expenses as incurred.

For the six months ended June 30, 2021 and 2020, the Company incurred nil and $1,315, respectively, in expenses under the Inception Sciences service agreements.
Related Party Notes Receivable
—
On November 19, 2017, the Company loaned three employees a total of
$353
pursuant to promissory notes in order for such employees to early exercise certain stock options which had a total exercise cost of
$652.
Two employees paid
$298
which represents
50%
of the exercise cost and the other
 50% totaling $298
was recorded as notes receivable. The other employee did not pay any portion of the exercise cost and
$55
was recorded as note receivable. The three notes receivable accrue interest at
 2% per year and will mature on November 29, 2022.
The notes receivable vest over time until maturity in conjunction with the vesting of the early-exercised stock options.
In February 2020, one of the employees left the Company in May 2019 and repaid her note balance of
$44, of which $43
was the vested portion of the note receivable and
$1
was accrued interest. On June 25, 2021, prior to the closing of the Merger Agreement, one of the employees’ note receivable plus accrued interest totaling
$278 was forgiven by the Company.
This amount was recognized as compensation included in general and administrative expense in the accompanying consolidated statements of operations for the three and six months period ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the balance of the vested notes receivable and accrued interest was
$38 and $260, respectively.

6.	BALANCE SHEET ITEMS (AMOUNTS IN THOUSANDS)
Prepaid expenses and other current asset consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Prepaid expenses	$439	$245
Research tax credit	304	—
Prepaid research and development costs	569	441
Notes and interest receivable	38	260
Other current assets	686	59

	$2,036	$1,005

Property and equipment, net, consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 202 1	December 31, 2020
Computer equipment and software	$96	$85
Furniture and fixtures	142	135
Lab equipment	667	600
Leasehold improvements	934	746

Property and equipment	1,839	1,566

Less accumulated depreciation	(621)	(456)

Property and equipment—net	$1,218	$1,110

Depreciation expense for the three months and six months period ended June 30, 2021 were $86 and $165, respectively. Depreciation expense for the three months and six months period ended June 30, 2020 were $80 and $174, respectively.

Accrued liabilities as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
Accrued other liabilities	$838	$441
Accrued clinical trial liability	110	224

	$948	$665

7.	EARLY OPTION EXERCISE LIABILITY (AMOUNTS IN THOUSANDS)
The recorded amount of the early option exercise liability relates to restricted stock awards and stock options granted to certain employees and contractors that were early-exercised before they became vested. The early option exercise liability decreases as the restricted stock awards and stock options vest over time or if the Company decides to repurchase them, and the amount of decrease is recorded in common stock and additional paid-in
capital. As of June 30, 2021 and December 31, 2020, the early option exercise liability was $38 and $79, respectively, which represents unvested shares of 8,767 and 29,041. The unvested shares purchased by the employees are not deemed, for accounting purposes, to be issued and outstanding.

8.	COMMITMENTS AND CONTINGENCIES (AMOUNTS IN THOUSANDS)
Facilities Lease Agreements
—In February 2019, the Company entered into a
5-year
office lease agreement for a 9,780 square feet facility in South San Francisco, California (“SSF Lease”). The remaining lease term of the SSF Lease is two years and eight months as of June 30, 2021. The Company has no other leases as of June 30,2021 and December 31, 2020.
As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 3.0 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”) of which one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. There were no other leases assumed by the Company as of June 30,2021.
As of June 30, 2021 and December 31, 2020, the balance of the operating lease right of use assets on the SSF Lease were $1,603 and $1,877, respectively, and the related operating lease liability were $2,088 and $2,439, respectively, as shown in the accompanying consolidated balance sheets.
As of June 30, 2021, the balance of the operating lease right of use assets on the Ann Arbor Leases was $2,070 and the related operating lease liability was $2,070 as shown in the accompanying consolidated balance sheet.
Rent expense for the SSF Lease
w
as

$
322
and $
330
for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, future minimum annual lease payments under the Company’s operating lease liabilities for the SSF Lease and Ann Arbor Leases were as follows:

Year Ending	Total Commitment
2021 (excluding the six months ended June 30, 2021)	$786
2022	1,603
2023	1,647
2024	443
2025	—

Total minimum lease payments	4,479
Less: imputed interest	(321)

Present value of operating lease obligations	4,158
Less: current portion	(1,484)

Noncurrent operating lease obligations	$2,674

Guarantees and Indemnifications
—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.
Legal
Proceedings
—
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
As a result of the merger with Millendo, the Company is party to various litigation matters given Millendo’s role as successor to OvaScience, Inc. (“OvaScience”). OvaScience merged with Millendo in 2018. Prior to the merger with Millendo, OvaScience was sued in three matters that are disclosed below.
On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. No material proceedings have occurred since the case was filed; in April 2021, the Company filed a unilateral request to continue a stay of the case, which the court has not yet ruled on.
On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). Defendants have answered and the case is currently in discovery.
On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the Court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action.
With respect to each of the three OvaSciences matters described above, the Company is unable to estimate potential losses, if any. However, the Company believes the matters are without merit, and that in light of applicable insurance, any material exposure to the Company is remote.
On April 23, 2021 a complaint was filed against the Company and each of its directors in New York Federal court (Nakkhumpun v. Millendo Therapeutics, Inc.) alleging violations of the Securities Exchange Act of 1934 and breach of fiduciary duty of candor, for allegedly disseminating a materially incomplete and misleading registration statement with the SEC in connection with the proposed merger. Following the filing of this complaint, ten additional complaints containing substantially the same claims were filed in Federal courts in New York, the Eastern District of New York, and Michigan. After the Company filed a Form 8-K on June 11, 2021 containing additional disclosures, each of these cases was voluntarily dismissed without prejudice.

9.	LOAN PAYABLE (AMOUNTS IN THOUSANDS)
On January 15, 2021,
 the Company entered into a loan agreement with a lender to borrow a term loan amount of $
35,000
to be funded in three tranches. Tranche A of $
15,000
was wired to the Company on January 15, 2021. Tranche B of $
10,000
will be available through March 31, 2022 contingent upon achievement of each of the following: i)
receipt of at least $50,000 in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study.
And Tranche C of $
10,000
is available at lender’s option. The term loan matures on
August 1, 2025
and has an annual floating interest rate of
7.15
% which is an Index Rate plus
7
%.
Index Rate is the greater of
(i)
30-day
US LIBOR or (ii)
0.15
%. Monthly principal payments of $
500
will begin on
March 1, 2023
. Related to this borrowing, the Company paid $
96
of debt issuance costs and the amount would be amortized as additional interest expense over the life of the loan. As of June 30, 2021, the balance of the loan payable (net of debt issuance costs) was $
14,915
.
The carrying value of the loan approximates fair value.
For the three months and six months period ended June 30, 2021, total interest expense were $276 and $507, respectively.

10.	CONVERTIBLE PREFERRED STOCK
As of June 30, 2021, the Company was authorized to issue up to
5,000,000

shares of preferred stock at a par value of $0.001 as a result of Private Tempest completing the merger with Millendo on June 25, 2021. As of December 31, 2020, Private Tempest was authorized to issue up to 135,936,731 shares of preferred stock at par value of
$0.001.
In October 2011, Private Tempest received a commitment from its venture investor for a Series A Preferred Stock financing totaling
$10 million to be taken down in two tranches of $5
million each. Upon execution of the stock purchase agreement, Private Tempest received the first tranche of $5 million, which included
$2,399 in cash proceeds and the conversion of notes payable and accrued interest totaling $2,601 for issuing 5,000,000 shares of its Series A Preferred Stock. In June 2012, Private Tempest received cash proceeds of
$5 million related to the second tranche of the Series A Preferred Stock financing from the issuance of 5,000,000 shares of Series A Preferred Stock.
In August 2015,
Private Tempest
 issued an additional 2,000,000 shares of Series A Preferred Stock to its venture investor for cash proceeds of $2 million. In September 2016,
Private Tempest
 issued an additional 5,000,000 shares of Series A Preferred Stock to its venture investor for cash proceeds of $5 million.

In February 2018,
Private Tempest
issued 25,186,738 shares of Series B Preferred Stock for $1.00 per share in connection with the closing of the Series B Preferred Stock Purchase Agreement.
Private

Tempest’s convertible notes of $8.0 million and accrued interest were converted as part of the Series B offering.
In February 2019,
Private Tempest
 issued 28,749,997 shares of
Series B-1
preferred stock for $0.80 per share for total cash proceeds of $23 million. In January 2020,
Private Tempest
 issued 43,749,996 shares of
Series B-1
preferred stock for $0.80 per share for total cash proceeds of $35 million.
On June 25, 2021, Private Tempest completed the mer
g
er with Millendo in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the merger, each share Private Tempest’s preferred stock was converted into a share of Private Tempest’s common stock. At closing of the merger, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock.
The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences at December 31, 2020 were as follows (in thousands except share and per share amounts):

December 31, 2020
Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Proceeds Net of Issuance Cost	Net Carrying Value
Series A	17,000,000	17,000,000	$1.00	$17,000	$16,982	$16,982
Series B	25,186,738	25,186,738	1.00	25,187	24,943	12,235
Series B-1	93,749,993	72,499,993	0.80	58,000	57,489	57,489

	135,936,731	114,686,731		$100,187	$99,414	$86,706

The significant rights, preferences, and privileges of the convertible preferred stock as of December 31, 2020 were as follows:
Dividends
—The holders of the Company’s convertible preferred stock are entitled to receive noncumulative dividends of 8% per share (as adjusted for stock splits, combinations, and reorganizations) per annum on each outstanding share of Series convertible preferred stock. Such dividends shall be payable only when and if declared by the Board of Directors. As of June 30, 2021 and December 31, 2020, the Company’s Board of Directors had not declared any dividends. Dividends on convertible preferred stock shall be payable in preference to and prior to any payments of any dividends on common stock. No dividends have been declared to date.
Voting Rights
—The holders of preferred stock are entitled to one vote for each share of common stock into which such preferred stock could then be converted; and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock.
Liquidation
—The holders of preferred stock are entitled to receive liquidation preferences at an amount per share of preferred stock equal to the original price plus all declared and unpaid dividends on the preferred stock. Liquidation payments to the holders of preferred stock have priority and are made in preference to any payments to the holders of common stock. After full payment of the liquidation preference to the holders of the preferred stock, the remaining assets, if any, will be distributed ratably to the holders of the common stock and preferred stock on an as-if-converted
to common stock basis.
Redemption and Balance Sheet Classification
— The convertible preferred stock is recorded within mezzanine equity because while it is not mandatorily redeemable, it will become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.

11.	COMMON STOCK
Upon completion of the merger on June 25, 2021, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock (3,692,912 common shares) and those shares of common stock issued with its pre-merger
financing of $30.0 million (1,136,849 common shares).
As of June 30, 2021, the Company was authorized to issue 100,000,000 shares of common stock at a par value of $0.001. Of the 1
00
,000,000 common stock shares authorized, 6,637,081 are legally issued and outstanding at June 30, 2021, with 8,767 shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders and have the right to elect one member of the Company’s Board of Directors.

12.	STOCK COMPENSATION
In 2011 Private Tempest adopted the 2011 Equity Incentive Plan, and in 2017, Private Tempest adopted the 2017 Equity Incentive Plan, together “the Plans”. Upon adoption of the 2017 Equity Incentive Plan, the 2011 Equity Incentive Plan was terminated. Both the Plans provide for the granting of stock awards to employees, directors and consultants of the Company. Awards issuable under the Plans include incentive stock options (“ISO”), nonqualified stock options (“NSO”), stock appreciation rights (“SAR”), restricted stock awards, restricted stock unit awards and other stock awards. As a result of the merger, the Plans of Private Tempest were assumed by the Company.
Options to purchase the Company’s common stock may be granted at a price not less than the fair market value in the case of both NSOs and ISOs, except for an employee or non-employee
with options who owns more than 10 percent of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110 percent of the fair market value per share on the grant date. Stock options granted under the Plans generally vest over four years and expire no later than ten (10) years from the date of grant. Vested options can be exercised at any time.
The grant date fair market value of the shares of common stock underlying stock options has historically been determined by the Company’s Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors exercises reasonable judgment and considers a number of objective and subjective factors to determine the best estimate of the fair market value, which include valuations performed by an independent third-party,
important developments in the Company’s operations, sales of convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock.

Stock option activity under the Plans is set forth below:

			Weighted-
	Shares		Average
	Available	Total Options	Exercise
	for Grant	Outstanding	Price

Balance—January 1, 2021	489,797	452,165	$5.35

Assumed in reverse recapitalization	—	178,732	178.64
Granted	(186,482)	186,482	20.99
Exercised	—	(10,654)	4.60
Cancelled and forfeited	5,667	(6,316)	18.36

Balance—June 30, 2021	308,982	800,409	47.70

The following table summarizes information about stock options outstanding at June 30, 2021:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
		Contractual	Exercise	Intrinsic
	Shares	Life (In Years)	Price	Value
Options outstanding	800,409	8.46	$47.70	$2,594,131
Vested and expected to vest	799,823	8.46	$47.63	$2,593,281
Exercisable	366,374	7.64	$89.59	$1,133,181
Employee Stock Options
—During the six months ended June 30, 2021, the Company granted employees stock options to purchase 184,872 shares of common stock with a weighted-average grant date fair value of $12.70 per share. As of June 30, 2021, there was total unrecognized compensation costs related to unvested employee stock options of $3,047. These costs are expected to be recognized over a weighted-average
period of approximately 1.6 years.
The Company estimated the fair value of stock options using the
Black-Scholes
option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line
basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the six months ended June 30, 2021:

Expected term (in years)	6.0 – 6.1
Expected volatility	67%
Risk-free interest rate	1.0% – 1.1%
Dividends	0%
Expected Term
—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla
options.
Expected Volatility
—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.
Risk
-Free
Interest Rate
—The
risk-free
interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.
Dividends
—The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.
Non
-Employee
Stock Options
— During the six months ended June 30, 2021, the Company granted non-employees
stock options to purchase 1,610 shares of common stock with a weighted-average grant date fair value of $7.46 per share. As of June 30, 2021, there was total unrecognized compensation costs related to unvested non-employee
stock options of $25. These costs are expected to be recognized over a weighted-average
period of approximately 1.3 years.

The Company estimated the fair value of stock options using the
Black-Scholes
option pricing valuation model. The fair value of
non-employee
stock options is being amortized on the
straight-line
basis over the requisite service period of the awards. The fair value of non-employee
stock options was estimated using the following assumptions for the six months ended June 30, 2021:

Expected term (in years)	10
Expected volatility	66%
Risk-free interest rate	1.50%
Dividends	0%
Expected Term
—The expected term of options granted represents the period of time that the options are expected to be outstanding. The Company has valued its non-employee
stock options using the contractual term as the expected term.
Expected Volatility
—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.
Risk
-Free
Interest Rate
—The
risk-free
interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.
Dividends
—The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.
Stock
-Based
Compensation Expense
—The following table summarizes the components of
stock-based
compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$45	$176	$122	$231
General and administrative	366	51	409	(1)

	$411	$227	$531	$230

13.	RETIREMENT PLAN
The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There was no contribution from the Company for the six months ended June 30, 2021 and 2020.

14.	NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three months and six months ended June 30, 2021 and 2020 (in thousands except share and per share amounts):

	Three months ended June 30,
Numerator:	2021	2020
Net loss	$(7,058)	$(5,229)
Denominator:
Weighted-average common shares outstanding	937,300	519,112
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(11,868)	(61,114)

Weighted-average shares used to computing basic and diluted net loss per share	925,432	457,998

Net loss per share attributable to common stockholders—basic and diluted	$(7.63)	$(11.42)

	Six months ended June 30,
	2021	2020
Numerator:
Net loss	$(12,413)	$(9,457)
Denominator:
Weighted-average common shares outstanding	733,679	517,825
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(16,061)	(73,359)

Weighted-average shares used to computing basic and diluted net loss per share	717,618	444,466

Net loss per share attributable to common stockholders—basic and diluted	$(17.30)	$(21.28)

As of June 30, 2021 and 2020, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. Based on the amounts outstanding as of June 30, 2021 and 2020, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30, 2021	June 30, 2020
Options to purchase common stock	795,428	386,689
Redeemable convertible preferred stock	—	3,692,909
Unvested restricted common stock	—	393
Common stock warrants	7,178	—

	802,606	4,079,991

15.	SUBSEQUENT EVENTS
Subsequent events were evaluated through the filing date of this Quarterly Report on Form
10-Q.
On July 23, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100,000,000 of its common stock through the Agent.
The common stock sold in the offering will be issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2021, and the accompanying base prospectus dated July 23, 2021, forming part of the Company’s registration statement on
Form S-3 (Registration No. 333-257990), which
was declared effective on July 23, 2021.
Sales of the common stock, if any, made pursuant to the Sales Agreement may be sold in negotiated transactions or transactions that are deemed to be an “at the market offering”, as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market, on or through any other existing trading market for the common stock or by any other method permitted by law, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed between the Company and the Agent. The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Interim Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as its plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings.
Overview
We
are a clinical-stage oncology company focused on leveraging a deep scientific understanding of cancer biology and medicinal chemistry to develop and advance novel, orally available therapies for the treatment of solid tumors. Our philosophy is to build a company based upon not only creative science and thoughtful management, but also upon the efficient translation of those ideas into therapies that will improve patient’s lives. To this end, we currently are advancing three programs, TPST-1495, TPST-1120 and a TREX-1 antagonist. TPST-1495 is a dual antagonist of the EP2 and EP4 prostaglandin E2 receptors, and, to our knowledge, is the only such dual antagonist in clinical development. TPST-1495 is currently in a Phase 1 trial in solid tumors. Our second clinical program, TPST-1120, is a selective antagonist of peroxisome proliferator-activated receptor alpha, or PPARα, and is also in a Phase 1 trial in solid tumors. Similar to TPST-1495, we believe TPST-1120 is the only PPARα antagonist in clinical development. We also have a third program in preclinical studies that could be the first to target TREX-1, a cellular enzyme that regulates the innate immune response in tumors.
We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2021, we have raised $145 million, through sales of common stock, convertible preferred stock and issuance of debt.
We have never been profitable and has incurred operating losses in each period since inception. Our net losses were $12.4 million and $9.5 million for the six months period ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $84.0 million. Substantially all of its operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.
We expect to incur significant expenses and increasing operating losses for at least the next several years as it initiates and continues the clinical development of, and seeks regulatory approval for, its product candidates and adds personnel necessary to advance our pipeline of clinical-stage product candidates. In addition, operating as a publicly traded company will involve the hiring of additional financial and other personnel, upgrading its financial information and other systems, and incurring substantial costs associated with operating as a public company. We expect that its operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.
As of June 30, 2021, we had cash and cash equivalents of $68.5 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon its ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, it could be forced to cease operations.
Recent Developments
Oxford Loan and Security Agreement
On January 15, 2021, we entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded to us on January 15, 2021. Tranche B of $10.0 million will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50.0 million in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. Tranche C of $10.0 million is available at Oxford’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.15% which is an index rate plus 7%. The index rate is the greater of (i)
30-day
US LIBOR or (ii) 0.15%.
Merger Agreement
On March 29, 2021, TempestTx, Inc. (“Private Tempest”) and Millendo Therapeutics, Inc. (“Millendo”) entered into an Agreement and Plan of Merger (the Merger Agreement). Concurrent with the execution and delivery of the Merger Agreement, Private Tempest entered into funding agreements with certain investors named therein, pursuant to which the investors agreed to purchase, in the aggregate, $30.0 million of common stock of Private Tempest, convertible into securities of Millendo.
On June 25, 2021, Private Tempest closed the merger with Millendo. Pursuant to the Merger Agreement, Mars Merger Corp. (“Merger Sub”), a direct, wholly owned subsidiary of Millendo merged with and into Private Tempest, with Private Tempest surviving as a wholly owned subsidiary of Millendo. Following the closing of the merger, Millendo changed its corporate name to Tempest Therapeutics, Inc.
Financial Operations Overview
Research and Development Expense
Research and development expenses represent costs incurred to conduct research and development, such as the development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	salaries, benefits and stock-based compensation;

•	licensing costs;

•	allocated occupancy;

•	materials and supplies;

•	contracted research and manufacturing;

•	consulting arrangements; and

•	other expenses incurred to advance our research and development activities.
The largest component of our operating expenses has historically been the investment in research and development activities. We expect research and development expenses will increase in the future as we advance our product candidates into and through clinical trials and pursues regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up.
In addition, we continue to evaluate opportunities to acquire or in-license
other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs.
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for its product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of its product candidates.
General and Administrative Expenses
General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and noncash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and occupancy costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of becoming a public company following completion of the merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring
nature.
Results of Operations
Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our operating results for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Expenses:
Research and development	$4,229	$4,094
General and administrative	2,556	1,144

Total expenses	6,785	5,238

Operating loss	(6,785)	(5,238)

Interest expense	(276)	—
Interest income and other income, net	3	9
Provision for income taxes	—	—

Net loss	$(7,058)	$(5,229)

Research and development
Our research and development expenses for the three months period ended June 30, 2021 and 2020 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $0.1 million to $4.2 million for the three months period ended June 30, 2021. The following table summarizes our research and development expenses for the three months period ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Research and development outside services	$2,850	$2,820
Compensation expense	679	539
Stock-based compensation expense	44	176
Consulting and professional services	425	320
Other expenses	231	239

Total research and development expense	$4,229	$4,094

The growth in total research and development expense of $0.1 million for the three months period ended June 30, 2021 was attributable to increased compensation expenses.
General and administrative
General and administrative expenses increased by $1.4 million to $2.5 million for the three months period ended June 30, 2021. The increase was due to growth in compensation related expense of $0.7 million and fees associated with audit and tax services related to the Millendo merger of $0.6 million.
Other income and expense
For the three months period ended June 30, 2021, total interest expense was $276 related to the Oxford Loan. There was no interest expense for the three months period ended June 30, 2020. Interest income was $3 and $9 for the three months period ended June 30, 2021 and 2020, respectively.
Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our operating results for the periods indicated:

	Six months ended June 30, 2021	Six months ended June 30, 2020
	(in thousands)
Expenses:
Research and development	$7,821	$7,121
General and administrative	4,091	2,420

Total expenses	11,912	9,541

Operating loss	(11,912)	(9,541)

Interest expense	(507)	—
Interest income and other income, net	6	84
Provision for income taxes	—	—

Net loss	$(12,413)	$(9,457)

Research and development
Our research and development expenses for the six months period ended June 30, 2021 and 2020 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $0.7 million to $7.8 million for the six months period ended June 30, 2021. The following table summarizes our research and development expenses for the six months period ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Research and development outside services	$4,963	$4,885
Compensation expense	1,400	974
Stock-based compensation expense	122	232
Consulting and professional services	891	556
Other expenses	445	474

Total research and development expense	$7,821	$7,121

The growth in total research and development expense of $0.7 million for the six months period ended June 30, 2021 was attributable to increased compensation expenses and consulting services.
General and administrative
General and administrative expenses increased by $1.7 million to $4.1 million for the six months period ended June 30, 2021. The increase was due to growth in compensation related expense of $0.7 million and fees associated with audit and tax services related to the Millendo merger of $0.6 million.
Other income and expense
For the six months period ended June 30, 2021, total interest expense was $507 related to the Oxford Loan. There was no interest expense for the six months period ended June 30, 2020. Interest income was $6 and $84 for the six months period ended June 30, 2021 and 2020, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Since inception through June 30, 2021, our operations have been financed primarily by net cash proceeds from the sale of its common stock, convertible preferred stock and issuance of debt. As of June 30, 2021, we had $68.5 million in cash and cash equivalents and an accumulated deficit of $84.0 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. Therefore, we will need to raise additional capital to fund its operations, which may be through the issuance of additional equity or through borrowings, including in connection with the merger, or through business development activities.
On January 15, 2021, Tempest entered into a loan and security agreement with a lender to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded to Tempest on January 15, 2021. Tranche B of $10.0 million will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50.0 million in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. And Tranche C of $10.0 million is available at Oxford’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.15% which is an index rate plus 7%. The index rate is the greater of (i)
30-day
US LIBOR or (ii) 0.15%.
On March 29, 2021, Private Tempest entered into the Merger Agreement with Millendo. Concurrent with the execution and delivery of the Merger Agreement, Private Tempest entered into funding agreements with certain investors named therein, pursuant to which the investors agreed to purchase, in the aggregate, $30.0 million of common stock of Private Tempest, convertible into securities of Millendo.
On June 25, 2021, Private Tempest closed the merger with Millendo. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Tempest, with Private Tempest surviving as a wholly owned subsidiary of Millendo. Following the closing of the merger, Millendo changed its corporate name to Tempest Therapeutics, Inc.
Cash Flows
The following table summarizes Tempest’s cash flows for the six months period indicated:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(in thousands)
Cash used in operating activities	$(6,183)	$(10,121)
Cash used in provided by investing activities	(84)	7
Cash provided by financing activities	55,905	34,558

Net increase in cash and cash equivalents	$49,638	$29,444

Cash flows from operating activities
Cash used in operating activities for the six months period ended June 30, 2021 was $6.2 million, consisting of a net loss of $12.3 million, add back of non-cash
adjustments for depreciation, stock-based compensation,
non-cash
operating lease expense and other
non-cash
items totaling $1.1 million, less changes in operating assets and liabilities of $5.0 million.

Cash used in operating activities for the six months period ended June 30, 2020 was $10.1 million consisting of a net loss of $9.5 million, add back of non-cash
adjustments for depreciation, stock-based compensation,
non-cash
operating lease expense and other
non-cash
items totaling $0.7 million, less changes in operating assets and liabilities of $1.3 million.
Cash flows from investing activities
Cash used in investing activities for the six months period ended June 30, 2021 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment. Cash provided by investing activities for the six months period ended June 30, 2020 was due to a repayment of a promissory note.
Cash flows from financing activities
Cash provided by financing activities for the six months period ended June 30, 2021 was $55.9 million consisting of (i) proceeds from Oxford Loan of $14.9 million (net of issuance costs), (ii) issuance of common stock of $30.0 million concurrent with closing of the merger with Millendo and (iii) cash brought over by Millendo as a result of the merger, offset by payment of reverse recapitalization costs of $6.1 million. Cash provided by financing activities for the six months period ended June 30, 2020 was primarily related to proceeds from the issuance of Series
B-1
preferred stock of $34.5 million (net of issuance costs).
Future Funding Requirements
We have not generated any revenue from product sales, and does not know when, or if, it will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until it obtains regulatory approval of and commercializes any of its product candidates. At the same time, we expect our expenses to increase in connection with its ongoing development activities, particularly as we continue the research, development and clinical trials of, and seeks regulatory approval for, its product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with its continuing operations. We plan to continue to fund its operations and capital requirements through equity financing, debt financing and/or business development activities, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.
Until we can generate a sufficient amount of product revenue to finance its cash requirements, it expects to finance its future cash needs primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate its product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market itself.
Contractual Obligations
We enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable
obligations under these agreements are not material.
Off-Balance
Sheet Arrangements
We have not entered into any
off-balance
sheet arrangements and does not have any holdings in variable interest entities.
Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate fluctuation. As of June 30, 2021, and December 31, 2020, we had cash and cash equivalents of approximately $68.5 million and $18.8 million, respectively, which consisted primarily of bank deposit and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses
We record accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expense. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.
We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from its estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.
Stock-based Compensation
We recognize noncash stock-based compensation expense related to stock-based awards to employees, non-employees
and directors, including stock options, based on the fair value on the grant date using the Black-Scholes option pricing model. The related stock-based compensation is recognized as expense on a straight line-basis over the employee’s, non-employee’s
or director’s requisite service period (generally the vesting period). Noncash stock compensation expense is based on awards ultimately expected to vest and is reduced by an estimate for future forfeitures.
In determining the fair value of stock options, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
Fair Value of Common Stock
—The fair value of the shares of common stock underlying stock options has historically been determined by our board of directors. Because there has been no public market for its common stock, the board of directors exercises reasonable judgment and considers a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including important developments in its operations, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of its common stock, among other factors.
Expected Term
—Our expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point
between the vesting date and the end of the contractual term) for employee options.
Expected Volatility
—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.
Risk-Free Interest Rate
—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Expected Dividend
—We have never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, we use an expected dividend yield of zero.
For the six months period ended June 30, 2021 and 2020, stock-based compensation expense was $531 thousand and $230 thousand, respectively. Of the amount of $531 thousand in stock-based compensation expense, $122 thousand was recorded in research and development and $409 thousand was recorded in general and administrative for the six months period ended June 30, 2021. Of the amount of $230 thousand in stock-based compensation expense, $231 thousand was recorded in research and development and a credit of $1 thousand was recorded in general and administrative for the six months period ended June 30, 2020.
As of June 30, 2021, we had $3.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which it expects to recognize over a weighted-average period of 1.6 years.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting set forth below; provided, however, that Tempest has made improvements with respect to addressing such material weaknesses and will continue to execute on an existing plan to remedy them.
Internal Control Over Financial Reporting
Management of Tempest is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d (f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Tempest’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
In preparing the financial statements as of and for the year ended December 31, 2020, management of Tempest identified material weaknesses in its internal control over financial reporting. The material weaknesses identified were as follows:

(i)
There was a material weakness in Tempest’s internal control environment over financial reporting as a result of insufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting.

(ii)
There was a material weakness in Tempest’s internal control activities due to a failure in the design and implementation of controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, Tempest failed to properly review and evaluate progress of expense incurred in clinical trial contracts which resulted in the inaccurate accrual of its clinical trial expenses.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2020, our internal control over financial reporting was ineffective.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
Tempest’s management, under the supervision of its Chief Executive Officer, has undertaken a plan to remediate the material weaknesses identified above. The remediation efforts summarized below, which are in the process of being implemented, are intended to address the identified material weaknesses.

(i)
Tempest will seek to recruit and hire additional accounting personnel with appropriate experience, certification, education and training to help design, implement, document and operate effective internal controls over financial reporting; and

(ii)	Tempest will design and implement controls related to review of clinical trial expenses to properly evaluate progress of expense incurred in clinical trial contracts.
Tempest management cannot assure you that the material weaknesses identified at Tempest will be remediated by the combined company on the timelines currently anticipated by Tempest, or at all, and/or that there will not be additional material weaknesses or significant deficiencies in the combined company’s internal control over financial reporting in the future.
Notwithstanding the existence of the material weaknesses as described above, we believe that the Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Vice-President, Strategy and Finance, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 1.
Legal Proceedings
Information pertaining to legal proceedings is provided in Note 8 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
Item lA.
Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. Any of these events could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made or may make from time to time. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise stated in these risk/actors or the context otherwise requires, references in these risk/actors to:

•	“Tempest” refers to Tempest Therapeutics, Inc., a Delaware corporation, known before June 25, 2021 as Millendo Therapeutics, Inc.

•
“Millendo” refers to Millendo Therapeutics, Inc., a Delaware corporation, prior to the Merger. On June 25, 2021, Millendo effected a 1-for-15 reverse stock split of its common stock, completed the Merger and changed its name to “Tempest Therapeutics, Inc.”

•	“Private Tempest” refers to TempestTx, Inc., previously known as “Tempest Therapeutics, Inc.”

•
“Merger” refers to the series of transaction, completed on June 25, 2021, on which, among other things, Mars Merger Corp., a Delaware corporation and subsidiary of Millendo, merged with and into Private Tempest, with Private Tempest continuing as the wholly owned subsidiary of Millendo and the surviving corporation of the merger. Following the completion of the Merger, the business conducted by Tempest became the business conducted by Private Tempest.

•	References to “we,” “our,” “us” and the “company” in this document refer to Tempest.
Summary Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

•
We have a history of operating losses, and we may not achieve or sustain profitability. Tempest anticipates that it will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct its planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

•
Tempest expects that it will need to raise additional funding before we can expect to become profitable from any potential future sales of our product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force Tempest to delay, limit or terminate its product development efforts or other operations.

•
If Tempest is unable to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and its future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

•
Success in preclinical studies and earlier clinical trials for Tempest’s product candidates may not be indicative of the results that may be obtained in later clinical trials, which may delay or prevent obtaining regulatory approval.

•
The commercial success of Tempest’s product candidates, including TPST-1495 and TPST-1120, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

•
We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than Tempest’s, which may harm Tempest’s business, financial condition and Tempest’s ability to successfully market or commercialize TPST-1495, TPST-1120, and Tempest’s other product candidates.

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell Tempest’s product candidates, we may be unable to generate any revenues.

•	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

•	We expect to expand its development and regulatory capabilities, and as a result, we may encounter difficulties in managing its growth, which could disrupt our operations.

•	Private Tempest and Millendo may be unable to integrate successfully and realize the anticipated benefits of the Merger.
Risks Related to Tempest’s Business and Strategy
We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.
We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. Private Tempest has incurred net losses in each year since its inception.
Private Tempest incurred net losses of $14.4 million and $19.2 million for the year ended December 31, 2019 and the year ended December 31, 2020, respectively. As of December 31, 2020, Private Tempest had an accumulated deficit of $71.8 million. Substantially all of Private Tempest’s operating losses have resulted from costs incurred in connection with Private Tempest’s research and development programs and from general and administrative costs associated with Private Tempest’s operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in Tempest incurring significant losses for the foreseeable future. Private Tempest’s prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Millendo’s net loss was $36.4 million and $44.6 million and for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, Millendo had an accumulated deficit of $245.1 million.
We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We will require substantial future capital in order to complete planned and future preclinical and clinical development for our product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash and cash equivalents as of June 30, 2021 of $68.5 million, will enable us to fund our operating expenses and capital expenditure requirements into early 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with its continuing operations before any commercial revenue may occur.

Additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in its industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing when needed or on terms favorable to us, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.
Our operations have consumed significant amounts of cash since inception. Our future capital requirements will depend on many factors, including:

•	the costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the costs associated with the manufacturing of our product candidates;

•	the costs related to the extent to which we enter into partnerships or other arrangements with third parties to further develop our product candidates;

•	the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;

•	Our ability to establish collaborations on favorable terms, if at all;

•
the costs of future commercialization activities, if any, including product sales, marketing, manufacturing and distribution, for any of Tempest’s product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of Tempest’s product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.
Our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that Tempest does not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all.
Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.
Our ability to use our federal and state net operating losses (“NOLs”) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of its NOLs.
Under Section 382 and Section 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change
NOL carryforwards and other
pre-change
tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced ownership changes in the past, including as a result of the Merger, and may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which are outside of its control). Furthermore, the Merger constituted an ownership change (within the meaning of Section 382 of the Code) of Millendo which may have eliminated or otherwise substantially limited our ability to use Millendo’s federal and state NOLs to offset our future taxable income. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Private Tempest’s, Millendo’s or our combined NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit our ability to use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that, after a transitional period, we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, due to recent changes in SEC rules related to smaller reporting companies, Millendo was not required to have its auditors formally attest to the effectiveness of its internal control over financial reporting in connection with this Annual Report on Form
10-K
for the year ended December 31, 2020. Additionally, we will not be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting until we cease to be a smaller reporting company.
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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission (“SEC”), or other regulatory authorities.
Additionally, as a privately held company, Private Tempest was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. In preparing Private Tempest’s financial statements as of and for the year ended December 31, 2020, management of Private Tempest identified material weaknesses in its internal control over financial reporting. We cannot assure you that the material weaknesses identified at Private Tempest will be remediated by us on the timelines currently anticipated, or at all, and/or that there will not be additional material weaknesses or significant deficiencies in the internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if the company’s independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Private Tempest had identified material weaknesses in its internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.
Private Tempest had identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Private Tempest’s annual or interim financial statements will not be prevented or detected on a timely basis. In preparing Private Tempest’s financial statements as of and for the year ended December 31, 2020, management of Private Tempest identified the following material weaknesses in its internal control over financial reporting:

•	Private Tempest did not have sufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting.

•
Private Tempest did not design and implement controls surrounding review of clinical trial expenses, including the evaluation of the terms of its clinical trial contracts. Specifically, Private Tempest failed to properly review and evaluate the progress of expenses incurred in its clinical trial contracts that resulted in the inaccurate accrual of clinical trial expenses.

These material weaknesses resulted in adjustments to Private Tempest’s financial statements. Additionally, these material weaknesses could result in a misstatement of Private Tempest’s accounts or disclosures that would result in a material misstatement of its annual or interim financial statements that would not be prevented or detected, and accordingly, Private Tempest determined that these control deficiencies constitute material weaknesses.
We are actively recruiting additional accounting personnel with appropriate experience, certification, education and training as a component of its plans to remediate the material weaknesses. We also plan to design and implement controls related to review of clinical trial expenses to properly evaluate progress of expense incurred in clinical trial contracts. To the extent that we are not able to hire and retain such individuals, or is unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to its financial statements in the future.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Our operations to date have been limited to organizing and staffing, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research and preclinical studies of our product candidates, manufacturing, and establishing licensing arrangements. We have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a licensing and research focus to a company that is also capable of supporting clinical development and commercial activities. We may not be successful in such a transition.
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, growing our capability to conduct clinical trials, and, if approved, through commercialization of our product candidates. To manage its anticipated future growth, we must continue to implement and improve its managerial, operational and financial systems, expand its facilities and continue to recruit and train additional qualified personnel, or contract with third parties to provide these capabilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
We must attract and retain highly skilled employees to succeed.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and Tempest faces significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute its business plan, harm our results of operations and increase our capabilities to successfully commercialize its product candidates. In particular, we believe that its future success is highly dependent upon the contributions of its senior management, particularly our Chief Executive Officer, Stephen Brady, our President, Tom Dubensky and our Chief Medical Officer, Sam Whiting. The loss of services of Messrs. Dubensky or Brady or Whiting, or any of our other senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.
Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.
Future acquisitions or strategic alliances could disrupt Tempest’s business and harm our financial condition and results of operations.
We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of research and development efforts;

•	retention of key employees from the acquired company;

•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•	cultural challenges associated with integrating employees from the acquired company into Tempest’s organization;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;

•
liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;

•	unanticipated write-offs or charges; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with its past or future acquisitions or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.
Risks Related to Our Product Development and Regulatory Approval
If we are unable to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and its future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
We plan to invest a substantial amount of our efforts and financial resources in its current lead product candidates, TPST-1495, a dual EP2/EP4 prostaglandin (“PGE2”) receptor antagonist, and TPST-1120, a peroxisome proliferator-activated receptor alpha (“PPARα”) antagonist for the treatment of various cancers. We have initiated phase 1 clinical trials of TPST-1495 and

TPST-1120 for the treatment of advanced solid tumors. In addition, we plan to advance our
TREX-1
inhibitor program and select a development candidate for this program by first half of 2022. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of TPST-1495 and TPST-1120 and our other product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.
Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-1495 and TPST-1120 and our other product candidates must be authorized for marketing by the U.S. Food and Drug Administration (“FDA”), the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before Tempest may commercialize any of its product candidates in the United States, Canada, EU, or other jurisdictions.
The success of TPST-1495 and TPST-1120 and our other product candidates depends on multiple factors, including:

•
successful completion of preclinical studies, including those compliant with Good Laboratory Practices (“GLP”), or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);

•
effective Investigational New Drug applications (“INDs”) or other regulatory applications, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

•
Establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of our product candidates, both in the United States and internationally;

•
maintenance of arrangements with third-party contract manufacturing organizations (“CMOs”) for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;

•	receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of its product candidates;

•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;

•	our ability to effectively compete with developers of other therapies available in the market;

•	establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;

•	our ability to acquire or in-license additional product candidates;

•	prosecution, maintenance, enforcement and defense of intellectual property rights and claims;

•
maintenance of a continued acceptable safety profile of our product candidates following approval, including meeting any post-marketing commitments or requirements imposed by or agreed to with applicable regulatory authorities;

•	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19; or

•	disruptions in enrollment of our clinical trials due to the COVID-19 pandemic.
If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize its product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue its operations.
Success in preclinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, which may delay or prevent obtaining regulatory approval.
Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before Tempest can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of an NDA is a complicated process. We have not previously completed any clinical trials, has limited experience in preparing, submitting and supporting regulatory filings, and has not previously submitted an NDA. Consequently, Tempest may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.

Although TPST-1495 and TPST-1120 are being evaluated in clinical trials, Our other product candidates, such as
TREX-1,
have not been evaluated in human clinical trials, and Tempest may experience unexpected or negative results in the future if and when
TREX-1
or Our other product candidates are evaluated in clinical trials. Any positive results Tempest observes for
TREX-1
in preclinical animal models may not be predictive of Our future clinical trials in humans, as animal models carry inherent limitations relevant to all preclinical studies. We. Our product candidates, including
TREX-1,
may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. Even if Our clinical trials demonstrate acceptable safety and efficacy of TPST-1495, TPST-1120 or
TREX-1
or any other product candidates and such product candidates receive regulatory approval, the labeling Tempest obtains through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide Tempest with a competitive advantage over other products approved for the same or similar indications.
Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including TPST-1495 and TPST-1120, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as Tempest works to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.
If Tempest encounters difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Tempest may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including, without limitation, the impact of the
COVID-19
pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.
Tempest intends to conduct a number of clinical trials for product candidates in the fields of cancer in geographies which are affected by
COVID-19
pandemic. We believe that the coronavirus pandemic could have an impact on various aspects of its future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to
COVID-19
since the dosing of patients is conducted within an
in-patient
setting. Other potential impacts of the
COVID-19
pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of its clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the
COVID-19
pandemic. It is unknown how long these pauses or disruptions could continue.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to Tempest because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for Our clinical trials in that clinical trial site.
Moreover, because our product candidates represent unproven methods for cancer treatment, potential patients and their doctors may be inclined to use existing therapies rather than enroll patients in our clinical trials.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Interim and preliminary data from our clinical trials that we may announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim or preliminary data from our clinical studies. Interim data from clinical trials that Tempest may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.
Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Even if Tempest completes the necessary preclinical studies and clinical trials, Tempest cannot predict when, or if, Tempest will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than Tempest seeks.
Prior to commercialization, TPST-1495, TPST-1120 and our other product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent Tempest from commercializing the product candidate. We have not received approval to market TPST-1495, TPST-1120 or any of our other product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that Tempest may submit such applications, Tempest may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.
Approval of TPST-1495 and TPST-1120 and our other product candidates may be delayed or refused for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•
Tempest may be unable to demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for any of their proposed indications;

•	the populations studied in clinical trials may not be sufficiently broad or representative to assure efficacy and safety in the populations for which Tempest seeks approval;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	We may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	the facilities of third-party manufacturers with which we contract or procure certain service or raw materials, may not be adequate to support approval of our product candidates; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Even if our product candidates meet their
pre-specified
safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider such the clinical trial results sufficient to grant, or Tempest may not be able to obtain, regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval
or restrictions on approval. In addition, Tempest may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or Risk Evaluation and Mitigation Strategies, or REMS. These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.

The outbreak of
COVID-19,
or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.
In December 2019, a novel strain of coronavirus,
SARS-CoV-2,
was identified. This virus caused by
SARS-CoV-2,
COVID-19,
has since spread globally, including within the United States and while cases and hospitalization are currently on the decline in the United States, there can be no assurances they will not continue at the current rate or increase in the future especially in light of the number of variants that are emerging across the world. Governments in the United States and elsewhere have taken and are continuing to take severe measures to slow the spread of
COVID-19,
including requiring that certain businesses close or conduct only the minimum necessary operations. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which
COVID-19
will continue to impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and government measures taken in response.
Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) and limited supplies of vaccines, including booster shots, may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and Tempest may be unable to conduct its planned clinical trials. If the global effort to control the spread of
COVID-19
and treat
COVID-19
patients continues for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays to our planned clinical trials for TPST-1495 and TPST-1120 and the planned clinical trials for its other product candidates could impact the use and sufficiency of its existing cash reserves, and it may be required to raise additional capital earlier than it had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of its development plans.
Further, infections and deaths related to
COVID-19
are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization
of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of its product candidates.
Tempest currently utilizes third parties to, among other things, manufacture raw materials and its product candidates, components, parts, and consumables, and to perform quality testing. If we or any third-party in the supply chain for materials used in the production of its product candidates are adversely impacted by restrictions resulting from the
COVID-19
pandemic, its supply chain may be disrupted, limiting our ability to manufacture product candidates for its clinical trials.
In response to the
COVID-19
pandemic, we complied with applicable regulation and limited required on-site
staff to essential workers, with the balance of its employees continuing their work primarily outside of our offices. Due to shelter-in-place
orders or other mandated local travel restrictions, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices of biopharmaceutical companies have been highly volatile as a result of the
COVID-19
pandemic, which may reduce Our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control
COVID-19
infections could materially and adversely affect Our business.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on its business, its planned clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business, financial condition and results of operations.
TPST-1495, TPST-1120 and our other product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As we continue developing its product candidates and initiate clinical trials of its additional product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable
If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the HPFB, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly, including our ability to successfully sign collaboration or license agreements with external partners. Other treatments for cancers that utilize prostaglandin E2 antagonist or a PPARα antagonist or similar mechanism of action could also generate data that could adversely affect the clinical, regulatory or commercial perception of TPST-1495 and TPST-1120 and our other product candidates.
Additionally, if any of our product candidates receives marketing approval, the FDA could require Tempest to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;

•	regulatory authorities may require additional warnings in the labeling;

•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.
Tempest may not be successful in its efforts to expand its pipeline of product candidates and develop marketable products.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on its successful development and commercialization of the limited number of internal product candidates we are researching or has in preclinical development. Even if we are successful in continuing to build its pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply capability, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If Tempest cannot develop further product candidates, we may not be able to obtain product revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
Although our pipeline includes multiple programs, we are primarily focused on its lead product candidates, TPST-1495 and TPST-1120, and Tempest may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We. our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. We. our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. We. our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and Tempest may be subject to penalties if it fails to comply with regulatory requirements or if it experiences unanticipated problems with its product candidates, when and if any of them are approved.
Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices (“cGMPs”), quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote its product candidates in a manner inconsistent with
FDA-approved
labeling or otherwise not in compliance with FDA regulations, Tempest may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such product candidates, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of any approved product from the market;

•	refusal to approve pending applications or supplements to approved applications that Tempest submits;

•	recall of product candidates;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our product candidates;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
The occurrence of any event or penalty described above may inhibit our ability to commercialize its product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, it may lose any marketing approval that it has obtained, and Tempest may not achieve or sustain profitability.
Non-compliance
with Canadian and European requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with Canada’s or Europe’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing its product candidates outside the United States.
To market and sell TPST-1495, TPST-1120 and our other product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, Tempest must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance
with foreign regulatory requirements could result in significant delays, difficulties and costs for Tempest and could delay or prevent the introduction of our product candidates in certain countries.
If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and its ability to realize the full market potential of its product candidates will be harmed and its business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. We. our failure to obtain approval of any of its product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.
Risks Related to Commercialization and Manufacturing
The commercial success of our product candidates, including TPST-1495 and TPST-1120, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.
Even if the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally are obtained, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to act as a dual antagonist of EP2 and EP4 and PPARα antagonists in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, Tempest may face challenges in seeking to establish and grow sales of TPST-1495 and TPST-1120 or its other product candidates. Any product that Tempest commercializes may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, Tempest may not generate significant product revenue and may not become profitable. The degree of market acceptance of TPST-1495, TPST-1120 and our other product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the cost of treatment relative to alternative treatments;

•	the clinical indications for which the product candidate is approved by the FDA, the HPFB or the European Commission;

•	the willingness of providers to prescribe new therapies;

•	the willingness of the target patient population to try new therapies;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA, the HPFB, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	the quality of our relationships with patient advocacy groups;

•	publicity concerning our product candidates or competing products and treatments; and

•	sufficient third-party payor coverage and adequate reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.
The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which Tempest obtains regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, Tempest cannot accurately estimate the potential revenue from our product candidates.
Tempest expects that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government payors, private health coverage insurers and other third-party payors. Even if coverage is provided, the established reimbursement amount may not be high enough to allow Tempest to establish or maintain pricing sufficient to realize a sufficient return on our investment.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from end-stage
renal disease. The Medicaid program, which varies from
state-to-state,
covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other government payors develop their coverage and reimbursement policies for drugs. One payor’s determination to provide coverage for a drug product, however, does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.
In addition to government and private payors, professional organizations such as the American Medical Association (“AMA”), can influence decisions about coverage and reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit compared to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates, if approved. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, Tempest may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for its product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by government and other third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such payors to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expects to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the
FDA-approved
product labeling. Even if we are successful in obtaining FDA approval to commercialize our product candidates, Tempest cannot guarantee that Tempest will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.
If third parties on which Tempest depends to conduct its planned preclinical studies or clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
we rely on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and Tempest intends to do the same for future activities relating to existing and future programs. Because Tempest relies on third parties and does not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as in accordance with GLP, GCP and other applicable laws, regulations and standards. Our reliance on third parties that it does not control does not relieve us of these responsibilities and requirements. The FDA and other regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fails to comply with applicable GCPs, the clinical data generated in its clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving its marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials have complied with GCPs. In addition, our clinical trials must be conducted with product produced in accordance with cGMPs. Our failure to comply with these regulations may require it to repeat clinical trials, which could delay or prevent the receipt of regulatory approvals. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.
Tempest faces significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than our therapies, which may harm our business, financial condition and our ability to successfully market or commercialize TPST-1495, TPST-1120, and our other product candidates.
The biopharmaceutical industry, and the immuno-oncology industry specifically, is characterized by intense competition and rapid innovation. We are aware of other companies focused on developing cancer therapies in various indications. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.
Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that Tempest may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than Tempest may obtain approval for its products, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and Tempest may not be successful in marketing its product candidates against competitors.
To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities.
These activities include, among other things, completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We. our failure to become and remain profitable would decrease the value of Tempest and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue operations. A decline in the value of Tempest also could cause you to lose all or part of your investment.
Tempest may rely on third parties to manufacture our clinical product supplies, and Tempest may have to rely on third parties to produce and process our product candidates, if approved.
We must currently rely on outside vendors to manufacture supplies and process our product candidates. We have not yet caused its product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to create an inventory of mass-produced, off-the-shelf
product to satisfy demands for any of our product candidates.
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of its product candidates. As a result, we may never be able to develop a commercially viable product.
In addition, we anticipate reliance on a limited number of third-party manufacturers exposes it to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any.

•	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

•	Our third-party manufacturers could breach or terminate their agreement(s) with us.
Our contract manufacturers would also be subject to the same risks we face in developing its own manufacturing capabilities, as described above. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.
The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of its product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.
We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
The process of manufacturing drugs is complex, highly-regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA approval until the deficiencies are corrected or Tempest replaces the manufacturer in our NDA with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although Tempest does not have day-to-day
control over the operations of its CMOs, it is responsible for ensuring compliance with applicable laws and regulations, including cGMPs.
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up,
process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.
We believe that we will rely upon on a limited number of manufacturers for its product candidates, which may include single-source suppliers for the various steps of manufacture. This reliance on a limited number of manufacturers and the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent Tempest from commercializing our product candidates successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, Tempest may be unable to generate any revenues.
We currently do not have an organization for the sales, marketing and distribution of TPST-1495, TPST-1120,
TREX-1
and our other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, Tempest must build its sales, marketing, managerial and other non-technical
capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although Tempest intends to establish a sales organization if we are able to obtain approval to market any product candidates, Tempest may enter into strategic alliances with third parties to develop and commercialize TPST-1495, TPST-1120 and other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.
Any future strategic alliance partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our marketing and sales force, or if our potential future strategic alliance partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.
If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, Tempest may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, Tempest may be unable to compete successfully against these more established companies.
Tempest may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications.
In the future, Tempest may decide to collaborate with
non-profit
organizations, universities and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, Tempest may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If Tempest elects to increase our expenditures to fund development or commercialization activities on our product candidates, Tempest may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

The success of any potential collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect Tempest financially and could harm our business reputation.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and Tempest may experience significant delays in the clinical development and regulatory approval of our product candidates.
Obtaining FDA approval is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for its product candidates, the FDA may approve its product candidates for a more limited indication or a narrower patient population than originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of its product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond its control.
We may also experience delays in obtaining regulatory approvals, including but not limited to:

•	obtaining regulatory authorization to begin a trial, if applicable;

•	redesigning its study protocols and need to conduct additional studies as may be required by a regulator;

•
governmental or regulatory delays and changes in regulation or policy relating to the development and commercialization of its product candidate by the FDA or other comparable foreign regulatory authorities;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, and other comparable foreign regulatory authorities;

•	the availability of financial resources to commence and complete the planned trials;

•	negotiating the terms of any collaboration agreements we may choose to initiate or conclude;

•
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including good clinical practice standards (“GCPs”);

•	clinical sites deviating from trial protocol or dropping out of a trial;

•
delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	Inability to recruit and enroll suitable patients to participate in a trial;

•
having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;

•	difficulty in having patients complete a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	addressing any patient safety concerns that arise during the course of a trial;

•	inability to add new clinical trial sites; or

•	varying interpretations of the data generated from its preclinical or clinical trials;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties;

•	the effect of competing technological and market developments;

•	the cost and timing of establishing, expanding and scaling manufacturing capabilities;

•	inability to manufacture, or obtain from third parties, sufficient quantities of qualified materials under cGMPs, for the completion in pre-clinical and clinical studies;

•	problems with biopharmaceutical product candidate storage, stability and distribution resulting in global supply chain disruptions;

•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where Tempest chooses to commercialize its products on its own; or

•
potential unforeseen business disruptions or market fluctuations that delay its product development or clinical trials and increase its costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the current
COVID-19
pandemic.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.
We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of its product candidates, but may not receive such designation. Even if we secure such designation, it may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek Breakthrough Therapy or Fast Track designation for some of its product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. The benefits of Fast Track designation include more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers, eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and rolling review, which means that a drug company can submit completed sections of its NDA for review by FDA, rather than waiting until every section of the NDA is completed before the entire application can be reviewed. NDA review usually does not begin until the entire application has been submitted to the FDA.
A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies by the FDA may be eligible for all features of Fast Track designation, intensive guidance on an efficient drug development program, beginning as early as Phase 1, and organizational commitment involving senior managers at FDA.
The FDA has broad discretion whether or not to grant these designations, so even if Tempest believes a particular product candidate is eligible, it cannot assure that the FDA would decide to grant the designation. Even if Tempest obtains Fast Track designation and/or Breakthrough Therapy designation for one or more of our product candidates, it may not experience a faster development process, review or approval compared to non-expedited
FDA review procedures. In addition, the FDA may withdraw Fast Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported. These designations do not guarantee qualification for the FDA’s priority review procedures or a faster review or approval process.
We may attempt to secure FDA approval of its product candidates through the accelerated approval pathway. If we are unable to obtain accelerated approval, Tempest may be required to conduct additional preclinical studies or clinical trials beyond those that Tempest currently contemplates, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.
We are developing certain product candidates for the treatment of serious conditions, and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and provides a meaningful therapeutic benefit over existing treatments based upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability of or lack of alternative treatments. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s anticipated effect on irreversible morbidity or mortality or other clinical benefit. In some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, or if other evidence demonstrates that our product candidate is not shown to be safe and effective under the conditions of use, the FDA may withdraw its approval of the drug on an expedited basis.
If we decide to submit an NDA seeking accelerated approval or receives an expedited regulatory designation for any of its product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of its product candidate would be more difficult or may not occur.
Failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate harm our competitive position in the marketplace.
We may be unsuccessful in obtaining Orphan Drug Designation for its product candidates or transfer of designations obtained by others for future product candidates, and, even if we obtain such designation, it may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
FDA may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to Tempest for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of its drug by the applicable regulatory authority for a significant period of time unless we are able to show that its drug is clinically superior to the approved drug. The applicable period is seven years in the United States.
We may seek Orphan Drug Designation for one or more of its product candidates in the United States as part of its business strategy. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity. Even after an orphan drug is approved, the FDA can also subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices wet may set.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act (“ACA”), was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA contains provisions that may potentially affect the profitability of our product candidates, if approved, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs, and expansion of the entities eligible for discounts under the 340B Drug Pricing Program.
While Congress has not passed legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the Tax Cuts and Jobs Act of 2017, which eliminated, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brough by several states without specifically ruling on the constitutionality of the law. While Congress continues to amend the ACA, the law appears likely to continue the downward pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs. In the future, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact its business in the future.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients who have been diagnosed with life-threatening diseases or conditions to access certain investigational new drug products that have completed a phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.
Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the new Biden administration have each indicated that it will seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives aimed prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending on and patient out-of-pocket
costs for drug products. These measures include constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry.
Separately, in response to the
COVID-19
pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site
inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our internal computer and information systems, or those used by its CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.
Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, Tempest could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed. We. our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the
COVID-19
pandemic, could compromise our ability to perform its
day-to-day
operations, which could harm its ability to conduct business or delay its financial reporting. Such failures could materially adversely affect our operating results and financial condition.
we are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.
We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies, and is subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In addition, Tempest may obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, Tempest could be subject to criminal penalties if it knowingly obtains, uses or discloses individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws may impose obligations with respect to processing personal information, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.
In May 2018, the General Data Protection Regulation (the “GDPR”), took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis and transfer (including cross-border transfer) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects as well as requirements for establishing a lawful basis on which personal data can be processed. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual worldwide gross revenue). Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union (the “CJEU”), declared the
EU-U.S.
Privacy Shield framework (the “Privacy Shield”), to be invalid. As a result, the Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, We may face significant fines and penalties that could adversely affect Our business, financial condition and results of operations.

We may be unable to adequately protect its information systems from cyberattacks, which could result in the disclosure of confidential information, damage Our reputation, and subject us to significant financial and legal exposure.
Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service,
social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for Tempest, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The
COVID-19
pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and Our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent
COVID-19
pandemic to their advantage.
Although we devote resources to protect its information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to Tempest, or would have a material adverse effect on our results of operations and financial condition.
In addition, the computer systems of various third parties on which we rely, including its CROs, CMOs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on its third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches.
Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities, including non-compliance
with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and
non-U.S.
regulators, to provide accurate information to the FDA and
non-U.S.
regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and could cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that Tempest intends to charge for our products is also subject to approval.
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If Tempest fails to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose Tempest to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which Tempest obtains marketing approval. Our future arrangements with providers, third-party payors and customers will subject Tempest to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Tempest markets, sells and distributes any product candidates for which Tempest obtains marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal health care programs;

•
the federal civil False Claims Act, imposes significant civil penalties and treble damages, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
the federal Criminal Statute on False Statements Relating to Health Care Matters makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;

•
the Federal Civil Monetary Penalties Law authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report payments and other transfers of value provided during the previous year to U.S. licensed physicians, teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, as well as certain ownership and investment interests held by physicians and their immediate family;

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental
third-party payors, including private insurers; and

•
some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom Tempest expects to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and we may be subject to criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.
If Tempest fails to comply with environmental, health, and safety laws and regulations, Tempest could become subject to fines or penalties or incur costs that could harm our business.
We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. We. our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. our operations also may produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by Tempest of hazardous materials, Tempest could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintains workers’ compensation insurance to cover for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.
In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Changes in tax laws or regulations could materially adversely affect us.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect its business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on its business and financial condition.
Risks Related to Our Intellectual Property
Our success depends in part on its ability to obtain, maintain and protect its intellectual property. It is difficult and costly to protect our proprietary rights and technology, and Tempest may not be able to ensure their protection.
Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TPST-1495, TPST-1120 and the other product candidates Tempest has in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our, and our ability to commercialize any product candidates we may develop may be adversely affected.
The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, Tempest may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that Tempest licenses from or licenses to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-licenses
may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, Tempest does not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents Tempest obtains may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.
In the future, Tempest may depend on intellectual property licensed from third parties, and its licensors may not always act in our best interest. If Tempest fails to comply with its obligations under its intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, Tempest could lose significant rights that may be important to its business.
Tempest may in the future depend on patents,
know-how
and proprietary technology licensed from third parties. Our licenses to such patents, know-how
and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which Tempest may wish to develop or commercialize our products in the future. The agreements under which Tempest licenses patents, know-how
and proprietary technology from others may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations.
We may need to obtain licenses from third parties to advance our research or allow commercialization of product candidates Tempest may develop. It is possible that Tempest may be unable to obtain any licenses at a reasonable cost or on reasonable terms, if at all. In either event, Tempest may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, Tempest may be unable to develop or commercialize the affected technology or product candidates.
If our future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our future in-

licensed patents and patent applications. For example, Tempest cannot be certain that activities such as the maintenance and prosecution by our future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that future our licensors’ infringement proceedings or defense activities may be less vigorous than had Tempest conducted them itself or may not be conducted in accordance with our best interests.
In addition, the resolution of any contract interpretation disagreement that may arise could narrow what Tempest might believe to be the scope of our rights to the relevant patents, know-how
and proprietary technology, or increase what Tempest believes to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our future licensors regarding intellectual property subject to a license agreement could include disputes regarding:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;

•	royalty, milestone or other payment obligations that may result from the advancement or commercial sale of any of our product candidates; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and Tempest.
If disputes over intellectual property that Tempest licenses in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, Tempest may be unable to successfully develop and commercialize the affected technology or product candidates.
Our owned and
in-licensed
patents and patent applications may not provide sufficient protection of our product candidates or result in any competitive advantage.
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. Our pending and future patent applications and those of its licensors may not result in patents being issued which protect its product candidates or which effectively prevent others from commercializing competitive product candidates.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that Tempest owns or, in the future, in-license
may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, Tempest may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes
review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed
patents and patent applications may be
co-owned
with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’
interest in such patents or patent applications, such
co-owners
may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners
of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to Tempest. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.
Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, Tempest cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which Tempest does not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that Tempest believes are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents Tempest considers to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed
patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that Tempest has had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2041, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications Tempest owns or in-licenses
currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit Tempest to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to the active compositions of our product candidates but that are not covered by the claims of our patents;

•
the APIs in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;

•
Tempest or our future licensors, as the case may be, may fail to meet its or our obligations to the U.S. government regarding any patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

•	We or our future licensors, as the case may be, might not have been the first to file patent applications for certain inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, as the case may be, or parts of our owned or in-licensed patents;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to our;

•	the laws of foreign countries may not protect our or our future licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not adequately cover our product candidates;

•
our owned or
in-licensed
issued patents may not provide Tempest with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

•
the inventors of our owned or
in-licensed
patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to Tempest or the patents or patent applications on which they are named as inventors;

•
it is possible that our owned or
in-licensed
patents or patent applications may omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable or such omitted individuals may grant licenses to third parties;

•
We have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;

•	We may not develop additional proprietary technologies for which wecan obtain patent protection;

•	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or

•	the patents of others may have an adverse effect on our business.
Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Our strategy of obtaining rights to key technologies through in-licenses
may not be successful.
The future growth of our business may depend in part on our ability to in-license
or otherwise acquire the rights to additional product candidates and technologies. We cannot assure you that Tempest will be able to in-license
or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.
For example, our agreements with certain of its third-party research partners provide that improvements developed in the course of its relationship may be owned solely by either we or our third-party research partner, or jointly between us and the third party. If we determine that exclusive rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent Tempest from commercializing its drug candidates or allow our competitors or others the opportunity to access technology that is important to our business. We also may need the cooperation of any co-owners
of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to Tempest.
In addition, the
in-licensing
and acquisition of these technologies is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business and prospects could be materially and adversely affected.
If we are unable to protect the confidentiality of its trade secrets, our business and competitive position would be harmed.
In addition to patent protection, we rely upon
know-how
and trade secret protection, as well as
non-disclosure
agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.
It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with we are to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that hawse have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conducts training that provides guidance on our expectations, and our advice for best practices, in protecting its trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including its trade secrets, and we may not be able to obtain adequate remedies for such breaches.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how
can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as its trade secrets, were to be disclosed or misappropriated, such as through a data breach, or if any of that information was independently developed by a competitor, our competitive position could be harmed. Additionally, certain trade secret and proprietary information may be required to be disclosed in submissions to regulatory authorities. If such authorities do not maintain the confidential basis of such information or disclose it as part of the basis of regulatory approval, our competitive position could be adversely affected.
In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, Tempest may incur substantial costs. Even if we are successful, these types of lawsuits may result in substantial cost and require significant time from our scientists and management. Although Tempest takes steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, through legal or illegal means. As a result, Tempest may not be able to meaningfully protect its trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Third-party claims of intellectual property infringement may prevent, delay or otherwise interfere with our product discovery and development efforts.
Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.
If a third-party claims that we infringe, misappropriate or otherwise violate their intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims that, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from its core business;

•
substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;

•
a court prohibiting Tempest from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights or proprietary technology to Tempest, which it is not required to do, on commercially reasonable terms or at all;

•
if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates;

•	the requirement that we redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and

•
there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.
Third parties may assert that we are employing their proprietary technology without authorization, including by enforcing its patents against Tempest by filing a patent infringement lawsuit against us. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.
There may be third-party patents of which we are currently unaware of with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringe upon these patents.
If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, or materials used in or formed during the manufacturing process, or any final product itself, the holders of those patents may be able to block our ability to commercialize our product candidate unless we obtain a license under the applicable patents, or until those patents were to expire or those patents are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize the product candidate unless Tempest obtains a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if such patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive,
thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee time and resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any license of this nature would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates and we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could significantly harm our business.
We may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.
Competitors may infringe our patents or the patents of its future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.
In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement,
or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination,
post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination,
post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office (“CIPO”), the European Patent Office (“EPO”), or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. Any of the foregoing could have a material adverse effect on our business financial condition, results of operations and prospects.
Tempest may not be able to protect its intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, patents covering methods-of-use
are not available in certain foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where Tempest does not have or has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert management’s efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert management’s efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that Tempest initiates and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Tempest develops or licenses.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how
of others in their work for Tempest, Tempest may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature, in addition to paying monetary damages, We may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and Tempest may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than Tempest can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance
with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable laws and rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment
of fees and failure to properly legalize and submit formal documents. Were a noncompliance event to occur, our competitors might be able to enter the market, which would have a material adverse effect on our business financial condition, results of operations and prospects.
Changes in patent law in the United States and in
non-U.S.
jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect its product candidates.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.
Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), the United States moved from a “first to invent” to a
“first-to-file”
patent system. Under a
“first-to-file”
system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes continue to evolve as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Moreover, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain or license in the future. For example, in the case,
Assoc. for
Molecular Pathology v. Myriad Genetics, Inc.
, the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.
Similarly, other cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While Tempest does not believe that any of our patents will be found invalid based on these changes to US patent law, Tempest cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents and patent applications. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on its product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S.
non-provisional
filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, Tempest may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after Tempest or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide Tempest with sufficient rights to exclude others from commercializing products similar or identical to our.
If Tempest does not obtain patent term extension for any product candidates it may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates Tempest may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. U.S. and
ex-U.S.
law concerning patent term extensions and foreign equivalents continue to evolve. Even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period of extension or the scope of patent protection afforded could be less than Tempest requests. If we are unable to obtain patent term extension or term of any such extension is less than it requests, our competitors may obtain approval of competing products following our patent expiration sooner than expected, and our business, financial condition, results of operations and prospects could be materially harmed.
Intellectual property discovered through government funded programs may be subject to federal regulations such as
“
march-in
”
rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit its ability to contract with
non-U.S.
manufacturers.
Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, Tempest may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive,
non-transferable,
irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive
licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in
rights). If the U.S. government exercised its
march-in
rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with
non-U.S.
product manufacturers for products covered by such intellectual property.
General Risks
Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, a global economic downturn that could result from the
COVID-19
pandemic could cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require Tempest to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Tempest or the third parties upon whom we depend may be adversely affected by natural disasters and other calamities, including pandemics, such as the global outbreak of
COVID-19,
and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, fire, hurricane, power outage or other event occurred that prevented Tempest from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our suppliers’ manufacturing facilities, or that otherwise disrupted operations, such as data storage, it may be difficult or, in certain cases, impossible for Tempest to continue our business for a substantial period of time.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. For example, the
COVID-19
pandemic could have an adverse effect on the coordination of research and development, our capital raising efforts, and the financial condition of our business, as well as the ability of Tempest to retain key personnel and continue to expand product candidate development and conduct clinical trials. In addition, the impact of
COVID-19
is likely to continue to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of
COVID-19
in regions throughout the world, including travel bans, quarantines,
“stay-at-home”
orders and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on our financial condition and ability to raise financing.
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As a result of the
COVID-19
pandemic, we may experience reduction in research and development, clinical testing, regulatory compliance activities, and manufacturing activities, and is unable at this time to estimate the extent of the effect of
COVID-19
on its business. The extent and duration of the economic slowdown attributable to
COVID-19
remains uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and sales.
Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.
We will face an inherent risk of product liability exposure related to the testing of its product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in a product, negligence, strict liability or breach of warranty. Claims could also be asserted under U.S. state consumer protection acts. If we cannot successfully defend against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant time and costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	termination of our collaboration relationships or disputes with its collaborators;

•	voluntary product recalls, withdrawals or labeling restrictions; and

•	the inability to commercialize any product candidates that Tempest may develop.
While we currently has insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing any of its future product candidates. Any insurance Tempest has or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Common Stock
The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.
The market price of our common stock has been and is likely to continue to be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for its technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;

•	general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors;

•	sales of securities by us or our securityholders in the future;

•	if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;

•	trading volume of our common stock;

•	announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;

•	the introduction of technological innovations or new therapies that compete with our products and services; and

•	period-to-period fluctuations in our financial results.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from the spread of
COVID-19
or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of its intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on its operating results and financial condition.
Private Tempest and Millendo may be unable to integrate successfully and we may not realize the anticipated benefits of the Merger.
The Merger involved the combination of two companies which previously operated as independent companies. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. It is possible that the integration process also could result in the diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or the ability to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.
We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a relatively new public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Once we are no longer a smaller reporting company or otherwise no longer qualifies for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.
Provisions in our certificate of incorporation and
by-laws
and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our certificate of incorporation and
by-laws
may discourage, delay or prevent a merger, acquisition or other change in control of the company that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against it arising pursuant to any provisions of the DGCL, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.
We do not anticipate that we will pay any cash dividends in the foreseeable future.
The current expectation is that we will retain its future earnings, if any, to fund our growth as opposed to paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2021, of the total 6,637,081 shares of common stock outstanding, approximately 4,230,786 shares will be available for sale in the public market beginning 180 days after the closing of the Merger as a result of the expiration of lock-up
agreements between Millendo and Private Tempest on the one hand and certain securityholders of Millendo and Private Tempest on the other hand. All other outstanding shares of common stock, other than shares held by our affiliates, will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.
Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 65.8% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.
We may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.
We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Millendo’s business and Private Tempest’s business following the merger. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
We also remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of its officer and directors, as described in more detail in Part
II-Item
1 under the heading “Legal Proceedings” of our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We have no control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause its stock price or trading volume to decline.
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in Section 12 of the Securities Exchange Act of 1934, as amended (the Exchange Act). For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 (SOX), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the six months ended June 30, 2021.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the six months ended June 30, 2021.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are incorporated by reference or filed as part of this report.

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	May 15, 2019

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	June 28, 2021

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	June 28, 2021

3.4	Third Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	August 9, 2018

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form
10-Q
and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPEST THERAPEUTICS, INC.

By:	/s/ Stephen Brady
Stephen Brady Chief Executive Officer (Principal Executive Officer)

By:	/s/ Nicholas Maestas
Nicholas Maestas Vice-President, Strategy and Finance (Principal Financial Officer)
Date: August 12, 2021