Form 10-Q
period 2021-09-30
Tempest Therapeutics, Inc.
filed 2021-11-10
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-35890

Tempest Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1472564
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
7000 Shoreline Court, Suite 275
South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 798-8589
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading	Name of each exchange
	Symbol(s)	on which registered
Common Stock, $0.001 par value	TPST	The Nasdaq Capital Market
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
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2021 was 6,910,324.

INDEX TO FORM 10-Q

		Page
Special Note Regarding Forward-Looking Statements		3
	PART I — FINANCIAL INFORMATION	5
Item 1.	Financial Statements (unaudited):	5
	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	5
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	9
	Notes to Unaudited Interim Consolidated Financial Statements	9
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Quantitative and Qualitative Disclosures About Market Risk	29
	Controls and Procedures	31

	PART II — OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	80
Signatures		81

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our expected future growth and our ability to manage such growth;

•our ability to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and our future product candidates;

•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•the development, regulatory approval, efficacy and commercialization of competing products;

•our ability to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates;

•our ability to retain regulatory approval for our product candidates or future product candidates in the United States and in any foreign countries in which we make seek to do business;

•our ability to retain and hire our board of directors, senior management, or operational personnel;

•our ability to integrate TempestTx, Inc. and Millendo Therapeutics, Inc. (now the Company) successfully and realize the anticipated benefits of the merger of the two entities, which closed in July 2021;

•our expectation regarding the period during which we will qualify as a smaller reporting company under the federal securities laws:

•our ability to develop and maintain our corporate infrastructure, including our ability to remediate our existing material weakness and to design and maintain an effective system of internal controls;

•our financial performance and capital requirements; and

•our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our products and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others

You should read this Quarterly Report on Form 10-Q as well as the documents that we reference in, and have filed as exhibits to, this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
TEMPEST THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	(Unaudited) September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$59,716	$18,820
Restricted cash	45	—
Prepaid expenses and other current assets	2,796	1,005
Total current assets	62,557	19,825
Property and equipment — net	1,116	1,110
Operating lease right-of-use assets	3,357	1,877
Other noncurrent assets	112	51
Total assets	$67,142	$22,863
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,380	$1,071
Accrued expenses	1,658	665
Current operating lease liabilities	1,411	712
Accrued compensation	664	695
Interest payable	89	—
Early option exercise liability	1	79
Total current liabilities	6,203	3,222
Loan payable (net of discount and issuance costs of $820)	15,005	—
Operating lease liabilities	2,398	1,727
Total liabilities	23,606	4,949
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value; shares 5,000,000 and 135,936,731 shares authorized at September 30, 2021 and December 31, 2020; nil and 114,686,731 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $100,186,832 at September 30, 2021 and December 31, 2020, respectively	—	86,707
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares and 196,000,000 shares authorized at September 30, 2021 and December 31, 2020; 6,900,731 and 527,265 shares issued and outstanding, 136 and 29,041 subject to repurchase at September 30, 2021 and December 31, 2020, respectively	7	15
Additional paid-in capital	135,902	2,953
Accumulated other comprehensive loss	(89)	—
Accumulated deficit	(92,284)	(71,761)
Total stockholders’ equity (deficit)	43,536	(68,793)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$67,142	$22,863

See accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,630	$4,271	$12,451	$11,392
General and administrative	3,106	1,163	7,197	3,583
Loss from operations	7,736	5,434	19,648	14,975
Other income (expense):
Interest expense	$(437)	$—	$(944)	$—
Interest income and other income (expense), net	63	3	69	87
Net loss	$(8,110)	$(5,431)	$(20,523)	$(14,888)
Net loss per share of common stock, basic and diluted	$(1.21)	$(11.22)	$(7.49)	$(31.91)
Weighted-average shares of common stock outstanding, basic and diluted	6,717,655	484,085	2,739,602	466,495
Other comprehensive income (loss):
Foreign currency translation adjustment	(89)	—	(89)	—
Comprehensive loss	$(8,199)	$(5,431)	$(20,612)	$(14,888)

See accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

Three Months Ended September 30, 2021

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — June 30, 2021	—	$—	—	$—	—	$—	6,628,314	$7	$132,281	$—	$(84,174)	$48,114
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Exercise of stock options	—	—	—	—	—	—	15,226	—	48	—	—	48
Vesting of early exercised stock options	—	—	—	—	—	—	8,631	—	37	—	—	37
Issuance of common stock for cash, net of issuance cost of $349	—	—	—	—	—	—	248,424	—	3,513	—	—	3,513
Share-based compensation	—	—	—	—	—	—	—	—	296	—	—	296
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(346)	—	—	(346)
Issuance of common stock warrants									73	—	—	73
Net loss	—	—	—	—	—	—	—	—	—	—	(8,110)	(8,110)
BALANCE — September 30, 2021	—	$—	—	$—	—	$—	6,900,595	$7	$135,902	$(89)	$(92,284)	$43,536

Three Months Ended September 30, 2020

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — June 30, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	476,967	$—	$2,645	$—	$(62,010)	$(59,365)
Exercise of stock options	—	—	—	—	—	—	2,618	—	13	—	—	13
Vesting of early exercised stock options	—	—	—	—	—	—	8,708	—	37	—	—	37
Share-based compensation	—	—	—	—	—	—	—	—	92	—	—	92
Net loss	—	—	—	—	—	—	—	—	—	—	(5,431)	(5,431)
BALANCE — September 30, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	488,293	$—	$2,787	$—	$(67,441)	$(64,654)

See accompanying Notes to unaudited Interim Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

Nine Months Ended September 30, 2021

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — December 31, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	498,224	$1	$2,967	$—	$(71,761)	$(68,793)
Foreign currency translation adjustment										(89)		(89)
Exercise of stock options	—	—	—	—	—	—	25,880	—	98	—	—	98
Vesting of early exercised stock options	—	—	—	—	—	—	28,860	—	132	—	—	132
Conversion of preferred stock to common stock	(17,000,000)	(16,982)	(25,186,738)	(12,235)	(72,499,993)	(57,490)	3,692,912	4	86,703	—	—	86,707
Issuance of common stock for cash, net of issuance cost of $349	—	—	—	—	—	—	1,385,273	1	33,522	—	—	33,523
Share-based compensation	—	—	—	—	—	—	—	—	827	—	—	827
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(6,420)	—	—	(6,420)
Issuance of common stock to Millendo shareholders	—	—	—	—	—	—	1,269,446	1	18,000	—	—	18,001
Issuance of common stock warrants									73	—	—	73
Net loss	—	—	—	—	—	—	—	—	—	—	(20,523)	(20,523)
BALANCE — September 30, 2021	—	$—	—	$—	—	$—	6,900,595	$7	$135,902	$(89)	$(92,284)	$43,536

Nine Months Ended September 30, 2020

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — December 31, 2019	17,000,000	$16,982	25,186,738	$12,235	28,749,997	$22,755	410,429	$—	$2,188	$—	$(52,553)	$(50,365)
Exercise of stock options	—	—	—	—	—	—	8,750	—	40	—	—	40
Issuance of preferred stock for
cash—net of issuance costs of $265	—	—	—	—	43,749,996	34,735	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	69,114	—	237	—	—	237
Share-based compensation	—	—	—	—	—	—	—	—	322	—	—	322
Net loss	—	—	—	—	—	—	—	—	—	—	(14,888)	(14,888)
BALANCE — September 30, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	488,293	$—	$2,787	$—	$(67,441)	$(64,654)

See accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(20,523)	$(14,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	272	255
Stock-based compensation expense	827	321
Noncash lease expense	589	394
Noncash interest and other expense, net	516	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	190	(947)
Accounts payable	1,130	(737)
Accrued expenses and other liabilities	(363)	631
Interest payable	89	—
Operating lease liabilities	(699)	233
Cash used in operating activities	(17,972)	(14,743)
Investing activities:
Purchase of property and equipment	(108)	(45)
Repayment of note receivable	38	44
Cash used in investing activities	(70)	(1)
Financing activities:
Proceeds from issuance of preferred stock	—	35,000
Payment of preferred stock issuance costs	—	(469)
Proceeds from the issuance of common stock, net of equity issuance costs of $349	33,474	—
Borrowings on loan payable	15,000	—
Payment of loan issuance costs	(93)	—
Cash acquired in connection with the reverse recapitalization	17,045	—
Payment of reverse recapitalization transaction costs	(6,420)	—
Proceeds from option exercises	66	38
Cash provided by financing activities	59,072	34,569
Effect of exchange rate changes on cash	(89)	—
Net increase in cash and cash equivalents	40,941	19,825
Cash and cash equivalents and restricted cash at beginning of period	18,820	3,244
Cash and cash equivalents and restricted cash at end of period	59,761	23,069
Supplemental disclosure of cash flow information:
Cash paid for interest	682	—
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercise stock options	135	239

See accompanying Notes to unaudited Interim Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business—Tempest Therapeutics, Inc. (“Tempest,” or the “Company”) is a clinical-stage oncology company focused on developing novel, orally available therapies for the treatment of solid tumors. Tempest has three programs currently in development, TPST-1495, TPST-1120 and a TREX-1 antagonist. TPST-1495 is a dual antagonist of the EP2 and EP4 prostaglandin E2 receptors, and to the Company’s knowledge, is the only such dual antagonist in clinical development. TPST-1495 is currently in a Phase 1 trial in solid tumors. Tempest’s second clinical program, TPST-1120, is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”) and is also in a Phase 1 trial in solid tumors. Similar to TPST-1495, Tempest believes TPST-1120 is the only PPARα antagonist in clinical development. The Company also has a third program in preclinical studies that could be the first to target TREX-1, a cellular enzyme that regulates the innate immune response in tumors. Tempest is headquartered in South San Francisco, California.

Merger with Millendo—On March 29, 2021, TempestTx, Inc. (“Private Tempest”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Millendo Therapeutics, Inc. (“Millendo”).

Concurrent with the execution and delivery of the Merger Agreement, Private Tempest entered into funding agreements with certain investors named therein, pursuant to which the investors agreed to purchase, in the aggregate, $30.0 million of common stock of Private Tempest, convertible into securities of Millendo.

On June 25, 2021, Private Tempest completed the merger with Millendo in accordance with the Merger Agreement. Prior to the effective time of the merger, Millendo effected a 1-for-15 reverse stock split, and right after the merger, Millendo changed its name to Tempest Therapeutics, Inc. Under the terms of the Merger Agreement, immediately prior to the effective time of the merger, each share of Private Tempest’s preferred stock was converted into a share of Private Tempest’s common stock. At closing of the merger, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock, resulting in approximately 6,635,345 shares of the Company’s common stock being issued and outstanding immediately following the effective time of the merger. The Company also assumed all of the outstanding and unexercised stock options and warrants to purchase shares of Private Tempest capital stock. The assumed options continue to be governed by the terms of the 2011 and 2017 Equity Incentive Plans (as discussed more in Note 12) under which the options were originally granted, with such options hence forth representing the right to purchase a number of shares of the Company’s common stock equal to 0.0322 multiplied by the number of shares of Private Tempest common stock previously represented by such options.

The merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Private Tempest was be deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the merger: (i) Private Tempest stockholders would own a substantial majority of the voting rights; (ii) Private Tempest would designate a substantial majority of the initial members of the board of directors of the combined company; (iii) Private Tempest’s executive management team would become the management of the combined company; and (iv) the combined company would be named Tempest Therapeutics, Inc. Accordingly, for accounting purposes, the merger was treated as the equivalent of Tempest issuing stock to acquire the net assets of Millendo. As a result of the merger, the net assets of Millendo were recorded at their acquisition-date fair value in the financial statements of Private Tempest and the reported operating results prior to the merger will be those of Private Tempest. Historical per share figures of Private Tempest have been retroactively restated based on the exchange ratio of 0.0322.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim financial statements have been prepared in accordance with US generally accepted accounting principles ("US GAAP").

Unaudited Interim Financial Statements—The Company has prepared the accompanying unaudited interim financial statements on the same basis as the audited financial statements, and the unaudited interim financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position and results of operations for these periods. The unaudited interim financial statements, presented herein, do not contain all of the required disclosures under US GAAP for annual financial statements.

Use of Estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accruals, recoverability of long-lived assets, right-of-use assets, lease obligations, fair value of common stock stock-based compensation and income taxes uncertainties and valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Risks and Uncertainties—The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical trials and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company’s product candidates are still in development and, to date, none of the Company’s product candidates have been approved for sale and, therefore, the Company has not generated any revenue from product sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents consisted of bank deposits and money market funds.

Property and Equipment—Property and equipment is recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the asset accounts and any resulting gain or loss is included in the statement of operations and comprehensive loss. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. The estimated useful lives of the Company’s respective assets are as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of the useful life of the asset or the life of the lease

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use of long-lived assets and their eventual disposition, the Company’s carrying value of the long-lived assets is reduced to fair value based on a discounted future cash flow approach or quoted market values. For the nine months ended September 30, 2021 and 2020, there were no events or circumstances which required an impairment test of long-lived assets.

Convertible Preferred Stock—The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

Comprehensive Loss—Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that results from transactions and economic events other than those with stockholders.

Research and Development Expenses and Accrued Research and Development—Research and development expenses are charged to expense as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, external contract research and development expenses and facility or lease expenses. In-licensing fees and other costs to acquire technologies that are utilized in research and development, and that are not expected to have alternative future use, are expensed when incurred. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

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

Patent Costs—Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These patent-related legal costs are reported as a component of general and administrative expense.

General and Administrative Expense—General and administrative costs are expensed as incurred and include employee-related expenses including salaries, benefits, travel and stock-based compensation for the Company’s personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and patent costs.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments approximate fair value due to their short-term maturities.

Stock-Based Compensation Expense—The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based payments made to employees, directors and non-employees based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period.

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

Net Loss per Share Attributable to Common Stockholders—The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Income Taxes—The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of September 30, 2021 and December 31, 2020, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit.

Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Recently Issued Accounting Pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt With Conversions and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under the new ASU, convertible instruments will now more frequently accounted for as a single unit of account. That is, a conversion feature and the host instrument in which it is embedded now generally will be treated as a single unit of account unless the conversion feature requires bifurcation under Topic 815. The ASU is effective for fiscal years beginning after December 15, 2021 for public business entities, and for fiscal years beginning after December 15, 2023 for all other entities. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and related disclosures.

3. MILLENDO MERGER

As described in Note 1, Private Tempest merged with the Company on June 25, 2021. The merger was accounted for as a reverse recapitalization with Private Tempest as the accounting acquirer. The primary pre-combination assets of Millendo were cash, cash equivalents and restricted cash. Under reverse recapitalization accounting, the assets and liabilities of Millendo were recorded at their fair value which approximated book value due to the short-term nature of the instruments. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of Tempest reflect the operations of Millendo for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer.

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

In addition, the Company incurred approximately $0.2 million in share-based compensation expense as a result of the acceleration of vesting of stock options at the time of merger. This amount was recorded in general and administrative expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021 . The Company also incurred transaction costs of approximately $6.4 million and this amount is recorded in additional paid-in capital in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 .

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$59,716	$—	$—	$59,716
Short-term restricted cash	45	—	—	45
Total	$59,761	$—	$—	$59,761

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,820	$—	$—	$18,820
Total	$18,820	$—	$—	$18,820

5.TRANSACTIONS WITH RELATED PARTIES (AMOUNTS IN THOUSANDS)

Inception Sciences Service Agreements—Inception Sciences, Inc. (Inception Sciences US) and Inception Sciences Canada, Inc. (Inception Sciences Canada) are subsidiaries of Versant Ventures, affiliates of which, together, are a holder of more than 5% of our capital stock. The Company has service agreements with Inception Sciences US, and Inception Sciences Canada whereby research and support services are provided to the Company. On June 30, 2020, the Company terminated these Inception Sciences service agreements. Total expenses under the service agreements consist of charges for services, equipment usage, lab supplies and other out of pocket expenses as incurred. For the nine months ended September 30, 2021 and 2020, the Company incurred nil and $1,315, respectively, in expenses under the Inception Sciences service agreements.

Related Party Notes Receivable—On November 19, 2017, the Company loaned three employees a total of $353 pursuant to promissory notes in order for such employees to early exercise certain stock options which had a total exercise cost of $652. Two employees paid $298 which represents 50% of the exercise cost and the other 50% totaling $298 was recorded as notes receivable. The other employee did not pay any portion of the exercise cost and $55 was recorded as note receivable. The three notes receivable accrue interest at 2% per year and will mature on November 29, 2022. The notes receivable vest over time until maturity in conjunction with the vesting of the early-exercised stock options.

In February 2020, one of the employees left the Company in May 2019 and repaid her note balance of $44, of which $43 was the vested portion of the note receivable and $1 was accrued interest. In August 2021, another employee left the Company and repaid her note balance of $38, of which $35 was the vested portion of the note receivable and $3 was accrued interest. On June 25, 2021, prior to the closing of the Merger Agreement, one of the employees’ note receivable plus accrued interest totaling $278 was forgiven by the Company. This amount was recognized as compensation included in general and administrative expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the balance of the vested notes receivable and accrued interest was nil and $260, respectively.

6.BALANCE SHEET ITEMS (AMOUNTS IN THOUSANDS)

Prepaid expenses and other current asset consist of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Prepaid expenses	$1,300	$245
Prepaid research and development costs	795	441
Notes and interest receivable	—	260
Other current assets	701	59
Total	$2,796	$1,005

Property and equipment, net, consists of the following as of September 30, 2021 and December 30, 2020:

	September 30,	December 31,
	2021	2020
Computer equipment and software	$122	$85
Furniture and fixtures	193	135
Lab equipment	684	600
Leasehold improvements	840	746
Property and equipment	1,839	1,566
Less accumulated depreciation	(723)	(456)
Property and equipment—net	$1,116	$1,110

Depreciation expense for the three and nine months ended September 30, 2021 were $107 and $272, respectively. Depreciation expense for the three and nine months ended September 30, 2020 were $81 and $255, respectively.

Accrued liabilities as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020
Accrued other liabilities	$1,246	$441
Accrued clinical trial liability	412	224
	$1,658	$665

7.EARLY OPTION EXERCISE LIABILITY (AMOUNTS IN THOUSANDS)

The recorded amount of the early option exercise liability relates to restricted stock awards and stock options granted to certain employees and contractors that were early-exercised before they became vested. The early option exercise liability decreases as the restricted stock awards and stock options vest over time or if the Company decides to repurchase them, and the amount of decrease is recorded in common stock and additional paid-in capital. As of September 30, 2021 and December 31, 2020, the early option exercise liability was $1 and $79, respectively, which represents unvested shares of 136 and 29,041. The unvested shares purchased by the employees are not deemed, for accounting purposes, to be issued and outstanding.

8. COMMITMENTS AND CONTINGENCIES (AMOUNTS IN THOUSANDS)

Facilities Lease Agreements—In February 2019, the Company entered into a 5-year office lease agreement for a 9,780 square feet facility in South San Francisco, California (“SSF Lease”). The remaining lease term of the SSF Lease is two years and five months as of September 30, 2021. The Company has no other leases as of September 30, 2021 and December 31, 2020.

As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 2.7 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”) of which one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. There were no other leases assumed by the Company as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the balance of the operating lease right of use assets on the SSF Lease were $1,463 and $1,877, respectively, and the related operating lease liability were $1,909 and $2,439, respectively, as shown in the accompanying consolidated balance sheets.

As of September 30, 2021, the balance of the operating lease right of use assets on the Ann Arbor Leases was $1,894 and the related operating lease liability was $1,900 as shown in the accompanying consolidated balance sheet.

Rent expense was $680 and $492 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, future minimum annual lease payments under the Company’s operating lease liabilities for the SSF Lease and Ann Arbor Leases were as follows:

Total Commitment
Year Ending	(in thousands)
2021 (excluding the nine months ended September 30, 2021)	393
2022	1,604
2023	1,647
2024	443
2025	—
Total minimum lease payments	4,087
Less: imputed interest	(278)
Present value of operating lease obligations	3,809
Less: current portion	(1,411)
Noncurrent operating lease obligations	2,398

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

With respect to each of the three OvaScience matters described above, the Company is unable to estimate potential losses, if any. However, the Company believes the matters are without merit, and that in light of applicable insurance, any material exposure to the Company is remote.

9.LOAN PAYABLE (AMOUNTS IN THOUSANDS)

On January 15, 2021, the Company entered into a loan agreement with a lender to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50,000 in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. And Tranche C of $10,000 is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7%. Index Rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. Monthly principal payments of $500 will begin on March 1, 2023. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $96 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of September 30, 2021, the balance of the loan payable (net of debt issuance costs) was $15,005. The carrying value of the loan approximates fair value.

For the three and nine months ended September 30, 2021 , total interest expense were $437 and $944, respectively.

10. CONVERTIBLE PREFERRED STOCK

As of September 30, 2021, the Company was authorized to issue up to 5,000,000 shares of preferred stock at a par value of $0.001 as a result of Private Tempest completing the merger with Millendo on June 25, 2021. As of December 31, 2020, Private Tempest was authorized to issue up to 135,936,731 shares of preferred stock at par value of $0.001.

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

The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences December 31, 2020 were as follows (in thousands except share and per share amounts):

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

The significant rights, preferences, and privileges of the convertible preferred stock as of September 30, 2021 were as follows:

Dividends—The holders of the Company’s convertible preferred stock are entitled to receive noncumulative dividends of 8% per share (as adjusted for stock splits, combinations, and reorganizations) per annum on each outstanding share of Series convertible preferred stock. Such dividends shall be payable only when and if declared by the Board of Directors. As of September 30, 2021 and December 31, 2020, the Company’s Board of Directors had not declared any dividends. Dividends on convertible preferred stock shall be payable in preference to and prior to any payments of any dividends on common stock. No dividends have been declared to date.

Voting Rights—The holders of preferred stock are entitled to one vote for each share of common stock into which such preferred stock could then be converted; and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock.

Liquidation—The holders of preferred stock are entitled to receive liquidation preferences at an amount per share of preferred stock equal to the original price plus all declared and unpaid dividends on the preferred stock. Liquidation payments to the holders of preferred stock have priority and are made in preference to any payments to the holders of common stock. After full payment of the liquidation preference to the holders of the preferred stock, the remaining assets, if any, will be distributed ratably to the holders of the common stock and preferred stock on an as-if-converted to common stock basis.

Redemption and Balance Sheet Classification— The convertible preferred stock is recorded within mezzanine equity because while it is not mandatorily redeemable, it will become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.

11.COMMON STOCK

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

As of September 30, 2021, the Company was authorized to issue 196,000,000 shares of common stock at a par value of $0.001. Of the 196,000,000 common stock shares authorized, 6,900,731 are legally issued and outstanding at September 30, 2021, with 136 shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders and have the right to elect one member of the Company’s Board of Directors.

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

12. STOCK COMPENSATION

In 2011 Private Tempest adopted the 2011 Equity Incentive Plan, and in 2017, Private Tempest adopted the 2017 Equity Incentive Plan, together “the Tempest Equity Plans”. Upon adoption of the 2017 Equity Incentive Plan, the 2011 Equity Incentive Plan was terminated.

The Board of Millendo adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and 2019 Employee Stock Purchase Plan (the “2019 ESPP,” and together with the 2019 Plan, the “Millendo Equity Plans”) on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. As a result of the merger, the Tempest Equity Plans and Millendo Equity Plans were assumed by the Company.

Both the Tempest Equity Plans and the 2019 Plan allow the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The 2019 ESPP enables employees to purchase shares of the Company’s common stock through offerings of rights to purchase the Company’s common stock to all eligible employees.

The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board.

The number of shares of the Company's common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by the lesser of (i) 1% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or (ii) 133,580 shares of the Company's common stock, unless a lesser number of shares is determined by the Board.

The Company measures employee and nonemployee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

As of September 30, 2021, a total of 469,202 shares are available for future grant under the Tempest Equity Plans and the Millendo Equity Plans.

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

Stock option activity under the Plans is set forth below:

	Shares Available for Grant	Total Options Outstanding	Weighted-Average Exercise Price
Balance—January 1, 2021	489,797	452,165	$5.35
Assumed in reverse recapitalization	116,509	177,591	179.79
Granted	(232,669)	232,669	19.09
Exercised	—	(25,871)	3.77
Cancelled and forfeited	95,488	(100,459)	107.77
Balance—September 30, 2021	469,125	736,095	37.47

The following table summarizes information about stock options outstanding at September 30, 2021:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	736,095	8.62	$37.47	$4,124,738
Vested and expected to vest	735,934	8.62	$37.48	$4,123,358
Exercisable	306,998	8.07	$72.78	$1,792,906

Employee Stock Options—During the nine months ended September 30, 2021, the Company granted employees stock options to purchase 218,034 shares of common stock with a weighted-average grant date fair value of $11.83 per share. As of September 30, 2021, there was total unrecognized compensation costs related to unvested employee stock options of $2,935.0. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the nine months ended September 30, 2021:

Expected term (in years)	5.8 - 6.1
Expected volatility	67% - 68%
Risk-free interest rate	0.9% - 1.1%
Dividends	—%

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate—The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

Dividends—The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

Non-Employee Stock Options— During the nine months ended September 30, 2021, the Company granted non-employees stock options to purchase 14,635 shares of common stock with a weighted-average grant date fair value of $8.02 per share. As of September 30, 2021, there was total unrecognized compensation costs related to unvested non-employee stock options of $85.0. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of non-employee stock options was estimated using the following assumptions for the nine months ended September 30, 2021:

Expected term (in years)	10.0
Expected volatility	66% - 67%
Risk-free interest rate	1.5%
Dividends	—%

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. The Company has valued its non-employee stock options using the contractual term as the expected term.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate—The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

Dividends—The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

Stock-Based Compensation Expense—The following table summarizes the components of stock-based compensation expense recognized in the

Company’s statement of operations and comprehensive loss for the three and nine months ended September 30, 2021 :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$105	$59	$227	$290
General and administrative	191	32	600	31
Total	$296	$91	$827	$321

13. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There was no contribution from the Company for the nine months ended September 30, 2021 and 2020.

14.NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020
Net loss	$(8,110)	$(5,431)	$(20,523)	$(14,888)
Denominator:
Weighted-average common shares outstanding	6,721,400	521,408	2,751,519	519,047
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(3,745)	(37,323)	(11,917)	(52,552)
Weighted-average shares used to computing basic and diluted net loss per share	6,717,655	484,085	2,739,602	466,495

Net loss per share attributable to common stockholders—basic and diluted	$(1.21)	$(11.22)	$(7.49)	$(31.91)

As of September 30, 2021 and 2020, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. Based on the amounts outstanding as of September 30, 2021 and 2020, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30, 2021	September 30, 2020
Options to purchase common stock	736,095	384,275
Redeemable convertible preferred stock	—	3,692,909
Unvested restricted common stock	—	393
Common stock warrants	6,036	—
	742,131	4,077,577

15.SUBSEQUENT EVENTS

There were no subsequent events through the filing date of this Quarterly Report on Form 10-Q.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to September 30, 2021, we have raised $148.7 million, through sales of common stock, convertible preferred stock and issuance of debt.

We have never been profitable and has incurred operating losses in each period since inception. Our net losses were $20.5 million and $14.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $92.3 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to advance our pipeline of clinical-stage product candidates. In addition, operating as a publicly traded company will involve the hiring of additional financial and other personnel, upgrading our financial information and other systems, and incurring substantial costs associated with operating as a public company. We expect our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of September 30, 2021, we had cash and cash equivalents of $59.7 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

Recent Developments

Oxford Loan and Security Agreement

On January 15, 2021, we entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded to us on January 15, 2021. Tranche B of $10.0 million will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50.0 million in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. Tranche C of $10.0 million is available at Oxford’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an index rate plus 7%. The index rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%.

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

We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•Salaries, benefits and stock-based compensation;

•licensing costs;

•allocated occupancy;

•materials and supplies;

•contracted research and manufacturing;

•consulting arrangements; and

•other expenses incurred to advance our research and development activities.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our operating results for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Expenses:
Research and development	$4,630	$4,271
General and administrative	3,106	1,163
Total expenses	7,736	5,434
Operating loss	(7,736)	(5,434)
Interest expense	(437)	—
Interest income and other income, net	63	3
Provision for income taxes	—	—
Net loss	$(8,110)	$(5,431)

Research and development

Our research and development expenses for the three months ended September 30, 2021 and 2020 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $0.4 million to $4.6 million for the three months ended September 30, 2021 . The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Research and development outside services	$3,207	$3,008
Compensation expense	617	590
Stock-based compensation expense	106	59
Consulting and professional services	418	407
Other expenses	282	207
Total research and development expense	$4,630	$4,271

The growth in total research and development expense of $0.4 million for the three months ended September 30, 2021 was attributable to increased costs for outside services, insurance and compensation expenses.

General and administrative

General and administrative expenses increased by $1.9 million to $3.1 million for the three months ended September 30, 2021 . The increase was primarily due to increased compensation expense of $0.5 million, $0.4 million in fees associated with audit and tax services in connection with the Millendo merger, insurance and rent expenses.

Other income and expense

For the three months ended September 30, 2021 , total interest expense was $437 related to the Oxford Loan. Interest income was $63 and $3 for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our operating results for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Expenses:	(in thousands)
Research and development	$12,451	$11,392
General and administrative	7,197	3,583
Total expenses	19,648	14,975
Operating loss	(19,648)	(14,975)
Interest expense	(944)	—
Interest income and other income, net	69	87
Provision for income taxes	—	—
Net loss	$(20,523)	$(14,888)

Research and development

Our research and development expenses for the nine months ended September 30, 2021 and 2020 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $1.1 million to $12.5 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Research and development outside services	$8,170	$7,893
Compensation expense	2,016	1,564
Stock-based compensation expense	227	290
Consulting and professional services	1,309	963
Other expenses	729	682
Total research and development expense	$12,451	$11,392

The growth in total research and development expense of $1.1 million for the nine months ended September 30, 2021 was attributable to increased compensation expenses and fees for consulting services.

General and administrative

General and administrative expenses increased by $3.6 million to $7.2 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in compensation related expense of $1.5 million and fees associated with audit and tax services related to the Millendo merger of $0.9 million.

Other income and expense

For the nine months ended September 30, 2021, total interest expense was $944 related to the Oxford Loan. There was no interest expense for the nine months ended September 30, 2020. Interest income was $69 and $87 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception through September 30, 2021, our operations have been financed primarily by net cash proceeds from the sale of its common stock, convertible preferred stock and issuance of debt. As of September 30, 2021, we had $59.7 million in cash and cash equivalents and an accumulated deficit of $92.3 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity or through borrowings, including in connection with the merger, or through business development activities.

On January 15, 2021, Private Tempest entered into a loan and security agreement with a lender to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded to Private Tempest on January 15, 2021. Tranche B of $10.0 million will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50.0 million in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. And Tranche C of $10.0 million is available at Oxford’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an index rate plus 7%. The index rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%.

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

On July 23, 2021, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock through the Agent.

The common stock sold in the offering will be issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2021, and the accompanying base prospectus dated July 23, 2021, forming part of our registration statement on Form S-3 (Registration No. 333-257990), which was declared effective on July 23, 2021.

Sales of the common stock, if any, made pursuant to the Sales Agreement may be sold in negotiated transactions or transactions that are deemed to be an “at the market offering”, as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market, on or through any other existing trading market for the common stock or by any other method permitted by law, at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed between us and the Agent. The Agent will be entitled to compensation equal to 3.0% of the gross proceeds from the sale of all shares of common stock sold through it as Agent under the Sales Agreement.

Cash Flows

The following table summarizes our cash flows for the nine months period indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(17,972)	$(14,743)
Cash used in investing activities	(70)	(1)
Cash provided by financing activities	59,072	34,569
Effect of exchange rate changes on cash	(89)	—
Net increase in cash and cash equivalents	$40,941	$19,825

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $18.0 million, consisting of a net loss of $20.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $2.2 million, plus changes in operating assets and liabilities of $0.3 million.

Cash used in operating activities for the nine months ended September 30, 2020 was $14.7 million consisting of a net loss of $14.9 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.0 million, less changes in operating assets and liabilities of $0.8 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2021 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment. Cash provided by investing activities for the nine months ended September 30, 2021 and 2020 was due to a repayment of promissory notes of $38 and $44, respectively.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $59.1 million consisting of (i) proceeds from Oxford Loan of $14.9 million (net of issuance costs), (ii) issuance of common stock of $30.0 million concurrent with closing of the merger with Millendo and (iii) cash of $17.0 million brought over by Millendo as a result of the merger, offset by payment of reverse recapitalization costs of $6.4 million. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to proceeds from the issuance of Series B-1 preferred stock of $34.5 million (net of issuance costs).

Future Funding Requirements

We have not generated any revenue from product sales, and does not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercializes any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seeks regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations. We plan to continue to fund our operations and capital requirements through equity financing, debt financing and/or business development activities, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market itself.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate fluctuation. As of September 30, 2021, and December 31, 2020, we had cash and cash equivalents of approximately $59.7 million and $18.8 million, respectively, which consisted primarily of bank deposit and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations and comprehensive loss. These costs are a significant component of our research and development expense. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.

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

Fair Value of Common Stock—The fair value of the shares of common stock underlying stock options has historically been determined by our board of directors. Because there has been no public market for its common stock, the board of directors exercises reasonable judgment and considers a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including important developments in its operations, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of its common stock, among other factors.

Expected Term—Our expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) for employee options.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as we did not have any trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumption as more historical data for our common stock becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, we use an expected dividend yield of zero.

For the nine months ended September 30, 2021 and 2020, stock-based compensation expense was $827 thousand and $321 thousand, respectively. Of the amount of $827 thousand in stock-based compensation expense, $227 thousand was recorded in research and development and $600 thousand was recorded in general and administrative for the nine months ended September 30, 2021. Of the amount of $321 thousand in stock-based compensation expense, $290 thousand was recorded in research and development and $31 thousand was recorded in general and administrative for the nine months ended September 30, 2020.

As of September 30, 2021, we had $3.0 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which it expects to recognize over a weighted-average period of 1.4 years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting set forth below; provided, however, that we have made improvements with respect to addressing such material weaknesses and will continue to execute on an existing plan to remedy them.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d (f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In preparing the financial statements as of and for the year ended December 31, 2020, our management identified material weaknesses in its internal control over financial reporting. The material weaknesses identified were as follows:

(i)There was a material weakness in our internal control environment over financial reporting as a result of insufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting.

(ii)There was a material weakness in our internal control activities due to a failure in the design and implementation of controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, Tempest failed to properly review and evaluate progress of expense incurred in clinical trial contracts which resulted in the inaccurate accrual of its clinical trial expenses.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2020, our internal control over financial reporting was ineffective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management, under the supervision of its Chief Executive Officer, has undertaken a plan to remediate the material weaknesses identified above. The remediation efforts summarized below, which are in the process of being implemented, are intended to address the identified material weaknesses.

(i)We will seek to recruit and hire additional accounting personnel with appropriate experience, certification, education and training to help design, implement, document and operate effective internal controls over financial reporting; and

(ii)We will design and implement controls related to review of clinical trial expenses to properly evaluate progress of expense incurred in clinical trial contracts.

Our management cannot assure you that the material weaknesses identified at the Company will be remediated by the combined company on the timelines currently anticipated by us, or at all, and/or that there will not be additional material weaknesses or significant deficiencies in the combined company’s internal control over financial reporting in the future.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings is provided in Note 8 to the Consolidated Financial Statements and is incorporated by reference herein.

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

Unless otherwise stated in these risk/actors or the context otherwise requires, references in these risk/actors to:

•“Tempest” refers to Tempest Therapeutics, Inc., a Delaware corporation, known before June 25, 2021 as Millendo Therapeutics, Inc.

•“Millendo” refers to Millendo Therapeutics, Inc., a Delaware corporation, prior to the Merger. On June 25, 2021, Millendo effected a 1-for-15 reverse stock split of its common stock, completed the Merger and changed its name to “Tempest Therapeutics, Inc.”

•“Private Tempest” refers to TempestTx, Inc., previously known as “Tempest Therapeutics, Inc.”

•“Merger” refers to the series of transaction, completed on June 25, 2021, on which, among other things, Mars Merger Corp., a Delaware corporation and subsidiary of Millendo, merged with and into Private Tempest, with Private Tempest continuing as the wholly owned subsidiary of Millendo and the surviving corporation of the merger. Following the completion of the Merger, the business conducted by Tempest became the business conducted by Private Tempest.

•References to “we,” “our,” “us” and the “company” in this document refer to Tempest.

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that it will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct its planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

•We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force Tempest to delay, limit or terminate its product development efforts or other operations.

•If we are unable to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and its future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

•Success in preclinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, which may delay or prevent obtaining regulatory approval.

•The commercial success of our product candidates, including TPST-1495 and TPST-1120, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

•We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and ability to successfully market or commercialize TPST-1495, TPST-1120, and our other product candidates.

•If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell Tempest’s product candidates, we may be unable to generate any revenues.

•The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

•We expect to expand its development and regulatory capabilities, and as a result, we may encounter difficulties in managing its growth, which could disrupt our operations.

•Private Tempest and Millendo may be unable to integrate successfully and realize the anticipated benefits of the Merger.

Risks Related to Our Business and Strategy

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

Private Tempest incurred net losses of $14.4 million and $19.2 million for the year ended December 31, 2019 and the year ended December 31, 2020, respectively. As of December 31, 2020, Private Tempest had an accumulated deficit of $71.8 million. Substantially all of Private Tempest’s operating losses have resulted from costs incurred in connection with Private Tempest’s research and development programs and from general and administrative costs associated with Private Tempest’s operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Private Tempest’s prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for our product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash and cash equivalents as of September 30, 2021 of $59.7 million, will enable us to fund our operating expenses and capital expenditure requirements into early 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with its continuing operations before any commercial revenue may occur.

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

Our operations have consumed significant amounts of cash since inception. Our future capital requirements will depend on many factors, including:

•the costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•the costs associated with the manufacturing of our product candidates;

•the costs related to the extent to which we enter into partnerships or other arrangements with third parties to further develop our product candidates;

•the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;

•Our ability to establish collaborations on favorable terms, if at all;

•the costs of future commercialization activities, if any, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

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

•Private Tempest did not have sufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting.

•Private Tempest did not design and implement controls surrounding review of clinical trial expenses, including the evaluation of the terms of its clinical trial contracts. Specifically, Private Tempest failed to properly review and evaluate the progress of expenses incurred in its clinical trial contracts that resulted in the inaccurate accrual of clinical trial expenses.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute its business plan, harm our results of operations and increase our capabilities to successfully commercialize its product candidates. In particular, we believe that its future success is highly dependent upon the contributions of its senior management, particularly our Chief Executive Officer, Stephen Brady, our President, Tom Dubensky and our Chief Medical Officer, Sam Whiting. The loss of services of Messrs. Dubensky or Brady or Whiting, or any of our other senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Future acquisitions or strategic alliances could disrupt our business and harm our financial condition and results of operations.

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•coordination of research and development efforts;

•retention of key employees from the acquired company;

•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•cultural challenges associated with integrating employees from the acquired company into our organization;

•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;

•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;

•unanticipated write-offs or charges; and

•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

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

Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-1495 and TPST-1120 and our other product candidates must be authorized for marketing by the U.S. Food and Drug Administration (“FDA”), the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before we may commercialize any of our product candidates in the United States, Canada, EU, or other jurisdictions.

The success of TPST-1495 and TPST-1120 and our other product candidates depends on multiple factors, including:

•successful completion of preclinical studies, including those compliant with Good Laboratory Practices (“GLP”), or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);

•effective Investigational New Drug applications (“INDs”) or other regulatory applications, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

•Establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of our product candidates, both in the United States and internationally;

•maintenance of arrangements with third-party contract manufacturing organizations (“CMOs”) for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;

•positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;

•receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of its product candidates;

•establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;

•commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;

•our ability to effectively compete with developers of other therapies available in the market;

•establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;

•our ability to acquire or in-license additional product candidates;

•prosecution, maintenance, enforcement and defense of intellectual property rights and claims;

•maintenance of a continued acceptable safety profile of our product candidates following approval, including meeting any post-marketing commitments or requirements imposed by or agreed to with applicable regulatory authorities;

•political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19; or

•disruptions in enrollment of our clinical trials due to the COVID-19 pandemic.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of an NDA is a complicated process. We have not previously completed any clinical trials, has limited experience in preparing, submitting and supporting regulatory filings, and has not previously submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.

Although TPST-1495 and TPST-1120 are being evaluated in clinical trials, Our other product candidates, such as TREX-1, have not been evaluated in human clinical trials, and we may experience unexpected or negative results in the future if and when TREX-1 or Our other product candidates are evaluated in clinical trials. Any positive results we observe for TREX-1 in preclinical animal models may not be predictive of Our future clinical trials in humans, as animal models carry inherent limitations relevant to all preclinical studies. We. Our product candidates, including TREX-1, may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. Even if Our clinical trials demonstrate acceptable safety and efficacy of TPST-1495, TPST-1120 or TREX-1 or any other product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including TPST-1495 and TPST-1120, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including, without limitation, the impact of the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•the patient eligibility criteria defined in the protocol;

•the size of the patient population required for analysis of the trial’s primary endpoints;

•the proximity of patients to study sites;

•the design of the trial;

•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in geographies which are affected by COVID-19 pandemic. We believe that the coronavirus pandemic could have an impact on various aspects of its future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of its clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for Our clinical trials in that clinical trial site.

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

From time to time, we may publish interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.

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

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, Tempest will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than Tempest seeks.

Prior to commercialization, TPST-1495, TPST-1120 and our other product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market TPST-1495, TPST-1120 or any of our other product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy.

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

Approval of TPST-1495 and TPST-1120 and our other product candidates may be delayed or refused for many reasons, including:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•We may be unable to demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for any of their proposed indications;

•the populations studied in clinical trials may not be sufficiently broad or representative to assure efficacy and safety in the populations for which we seek approval;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•We may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•the facilities of third-party manufacturers with which we contract or procure certain service or raw materials, may not be adequate to support approval of our product candidates; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider such the clinical trial results sufficient to grant, or we may not be able to obtain, regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) and limited supplies of vaccines, including booster shots, may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our planned clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays to our planned clinical trials for TPST-1495 and TPST-1120 and the planned clinical trials for its other product candidates could impact the use and sufficiency of its existing cash reserves, and it may be required to raise additional capital earlier than it had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of its development plans.

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

We currently utilize third parties to, among other things, manufacture raw materials and its product candidates, components, parts, and consumables, and to perform quality testing. If we or any third-party in the supply chain for materials used in the production of its product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, its supply chain may be disrupted, limiting our ability to manufacture product candidates for its clinical trials.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As we continue developing its product candidates and initiate clinical trials of its additional product candidates, serious adverse events (SAEs), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product.

Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

•regulatory authorities may suspend or withdraw approvals of such product candidate;

•regulatory authorities may require additional warnings in the labeling;

•we may be required to change the way a product candidate is administered or conduct additional clinical trials;

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

We may not be successful in its efforts to expand its pipeline of product candidates and develop marketable products.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on its successful development and commercialization of the limited number of internal product candidates we are researching or has in preclinical development. Even if we are successful in continuing to build its pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply capability, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot develop further product candidates, we may not be able to obtain product revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

Although our pipeline includes multiple programs, we are primarily focused on its lead product candidates, TPST-1495 and TPST-1120, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We. our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. We our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. We. our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with its product candidates, when and if any of them are approved.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote its product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•restrictions on such product candidates, manufacturers or manufacturing processes;

•restrictions on the labeling or marketing of a product;

•restrictions on product distribution or use;

•requirements to conduct post-marketing studies or clinical trials;

•warning or untitled letters;

•withdrawal of any approved product from the market;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of product candidates;

•fines, restitution or disgorgement of profits or revenues;

•suspension or withdrawal of marketing approvals;

•refusal to permit the import or export of our product candidates;

•product seizure; or

•injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize its product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, it may lose any marketing approval that it has obtained, and we may not achieve or sustain profitability.

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

To market and sell TPST-1495, TPST-1120 and our other product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, Tempest must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Even if the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally are obtained, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to act as a dual antagonist of EP2 and EP4 and PPARα antagonists in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of TPST-1495 and TPST-1120 or its other product candidates. Any product that we commercializes may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of TPST-1495, TPST-1120 and our other product candidates, if approved for commercial sale, will depend on several factors, including:

•the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
•the potential and perceived advantages of product candidates over alternative treatments;
•the cost of treatment relative to alternative treatments;
•the clinical indications for which the product candidate is approved by the FDA, the HPFB or the European Commission;
•the willingness of providers to prescribe new therapies;
•the willingness of the target patient population to try new therapies;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA, the HPFB, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•the strength of marketing and distribution support;
•the timing of market introduction of competitive products;
•the quality of our relationships with patient advocacy groups;
•publicity concerning our product candidates or competing products and treatments; and
•sufficient third-party payor coverage and adequate reimbursement.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government payors, private health coverage insurers and other third-party payors. Even if coverage is provided, the established reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Moreover, increasing efforts by government and other third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such payors to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expects to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approval to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.

If third parties on which we depend to conduct its planned preclinical studies or clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

We rely on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and does not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

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

Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing its product candidates against competitors.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities.

These activities include, among other things, completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our common stock and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue operations. A decline in the value of our common stock also could cause you to lose all or part of your investment.

We may rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.

We must currently rely on outside vendors to manufacture supplies and process our product candidates. We have not yet manufactured or processed our product candidates on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to create an inventory of mass-produced, off-the-shelf product to satisfy demands for any of our product candidates.

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

In addition, we anticipate reliance on a limited number of third-party manufacturers exposes it to the following risks:

•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any.

•Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

•Our third-party manufacturers could breach or terminate their agreement(s) with us.

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

The process of manufacturing drugs is complex, highly-regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA approval until the deficiencies are corrected or we replace the manufacturer in our NDA with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

We believe that we will rely upon on a limited number of manufacturers for its product candidates, which may include single-source suppliers for the various steps of manufacture. This reliance on a limited number of manufacturers and the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of TPST-1495, TPST-1120, TREX-1 and our other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize TPST-1495, TPST-1120 and other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications.

In the future, we     may decide to collaborate with non-profit organizations, universities and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to increase our expenditures to fund development or commercialization activities on our product candidates, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We may also experience delays in obtaining regulatory approvals, including but not limited to:

•obtaining regulatory authorization to begin a trial, if applicable;

•redesigning its study protocols and need to conduct additional studies as may be required by a regulator;

•governmental or regulatory delays and changes in regulation or policy relating to the development and commercialization of its product candidate by the FDA or other comparable foreign regulatory authorities;

•the outcome, timing and cost of meeting regulatory requirements established by the FDA, and other comparable foreign regulatory authorities;

•the availability of financial resources to commence and complete the planned trials;

•negotiating the terms of any collaboration agreements we may choose to initiate or conclude;

•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including good clinical practice standards (“GCPs”);

•clinical sites deviating from trial protocol or dropping out of a trial;

•delay or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•Inability to recruit and enroll suitable patients to participate in a trial;

•having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;

•difficulty in having patients complete a trial or return for post-treatment follow-up;

•clinical trial sites deviating from trial protocol or dropping out of a trial;

•addressing any patient safety concerns that arise during the course of a trial;

•inability to add new clinical trial sites; or

•varying interpretations of the data generated from its preclinical or clinical trials;

•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties;

•the effect of competing technological and market developments;

•the cost and timing of establishing, expanding and scaling manufacturing capabilities;

•inability to manufacture, or obtain from third parties, sufficient quantities of qualified materials under cGMPs, for the completion in pre-clinical and clinical studies;

•problems with biopharmaceutical product candidate storage, stability and distribution resulting in global supply chain disruptions;

•the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or

•potential unforeseen business disruptions or market fluctuations that delay its product development or clinical trials and increase its costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the current COVID-19 pandemic.

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

The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible, it cannot assure that the FDA would decide to grant the designation. Even if we obtain Fast Track designation and/or Breakthrough Therapy designation for one or more of our product candidates, it may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported. These designations do not guarantee qualification for the FDA’s priority review procedures or a faster review or approval process.

We may attempt to secure FDA approval of its product candidates through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.

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

FDA may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to us for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of its drug by the applicable regulatory authority for a significant period of time unless we are able to show that its drug is clinically superior to the approved drug. The applicable period is seven years in the United States.

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

While Congress has not passed legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the Tax Cuts and Jobs Act of 2017, which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. While Congress continues to amend the ACA, the law appears likely to continue the downward pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs. In the future, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact its business in the future.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies, and is subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In addition, we may obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if it knowingly obtains, uses or discloses individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

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

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and Our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

Although we devote resources to protect its information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sells and distributes any product candidates for which we obtain marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute, a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal health care programs;

•the federal civil False Claims Act, imposes significant civil penalties and treble damages, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•the federal Criminal Statute on False Statements Relating to Health Care Matters makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;

•the Federal Civil Monetary Penalties Law authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report payments and other transfers of value provided during the previous year to U.S. licensed physicians, teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, as well as certain ownership and investment interests held by physicians and their immediate family;

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and we may be subject to criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. We. our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. our operations also may produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintains workers’ compensation insurance to cover for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.

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

Risks Related to Our Intellectual Property

Our success depends in part on its ability to obtain, maintain and protect its intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TPST-1495, TPST-1120 and the other product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or licenses to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-licenses may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

In the future, we may depend on intellectual property licensed from third parties, and its licensors may not always act in our best interest. If we fail to comply with its obligations under its intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that may be important to its business.

We may in the future depend on patents, know-how and proprietary technology licensed from third parties. Our licenses to such patents, know-how and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which Tempest licenses patents, know-how and proprietary technology from others may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

We may need to obtain licenses from third parties to advance our research or allow commercialization of product candidates Tempest may develop. It is possible that we may be unable to obtain any licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

If our future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our future in-licensed patents and patent applications. For example, we cannot be certain that activities such as the maintenance and prosecution by our future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that future our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourself or may not be conducted in accordance with our best interests.

In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we might believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our future licensors regarding intellectual property subject to a license agreement could include disputes regarding:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•our right to sublicense patent and other rights to third parties under collaborative development relationships;

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;

•royalty, milestone or other payment obligations that may result from the advancement or commercial sale of any of our product candidates; and

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or, in the future, in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2041, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-licenses currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•others may be able to make or use compounds that are similar to the active compositions of our product candidates but that are not covered by the claims of our patents;

•the APIs in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;

•We or our future licensors, as the case may be, may fail to meet its or our obligations to the U.S. government regarding any patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

•We or our future licensors, as the case may be, might not have been the first to file patent applications for certain inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies;

•it is possible that our pending patent applications will not result in issued patents;

•it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, as the case may be, or parts of our owned or in-licensed patents;

•it is possible that others may circumvent our owned or in-licensed patents;

•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to our;

•the laws of foreign countries may not protect our or our future licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not adequately cover our product candidates;

•our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

•the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•it is possible that our owned or in-licensed patents or patent applications may omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable or such omitted individuals may grant licenses to third parties;

•We have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;

•We may not develop additional proprietary technologies for which we can obtain patent protection;

•it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or

•the patents of others may have an adverse effect on our business.

Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

The future growth of our business may depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. We cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

For example, our agreements with certain of its third-party research partners provide that improvements developed in the course     of its relationship may be owned solely by either we or our third-party research partner, or jointly between us and the third party. If we determine that exclusive rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing its drug candidates or allow our competitors or others the opportunity to access technology that is important to our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.

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

In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may result in substantial cost and require significant time from our scientists and management. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, through legal or illegal means. As a result, we may not be able to meaningfully protect its trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If a third-party claims that we infringe, misappropriate or otherwise violate their intellectual property rights, we may face a number of issues, including, but not limited to:

•infringement and other intellectual property claims that, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from its core business;

•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;

•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights or proprietary technology to us, which it is not required to do, on commercially reasonable terms or at all;

•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates;

•the requirement that we redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and

•there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Third parties may assert that we are employing their proprietary technology without authorization, including by enforcing its patents against us by filing a patent infringement lawsuit against us. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.

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

If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, or materials used in or formed during the manufacturing process, or any final product itself, the holders of those patents may be able to block our ability to commercialize our product candidate unless we obtain a license under the applicable patents, or until those patents were to expire or those patents are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize the product candidate unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if such patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, patents covering methods-of-use are not available in certain foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not have or have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert management’s efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert management’s efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature, in addition to paying monetary damages, We may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than us can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain or license in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.

Similarly, other cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our patents will be found invalid based on these changes to US patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents and patent applications. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on its product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for any product candidates it may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. U.S. and ex-U.S. law concerning patent term extensions and foreign equivalents continue to evolve. Even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period of extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than it requests, our competitors may obtain approval of competing products following our patent expiration sooner than expected, and our business, financial condition, results of operations and prospects could be materially harmed.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit its ability to contract with non-U.S. manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of

U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

General Risks

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, a global economic downturn that could result from the COVID-19 pandemic could cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

We or the third parties upon whom we depend may be adversely affected by natural disasters and other calamities, including pandemics, such as the global outbreak of COVID-19, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, fire, hurricane, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our suppliers’ manufacturing facilities, or that otherwise disrupted operations, such as data storage, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. For example, the COVID-19 pandemic could have an adverse effect on the coordination of research and development, our capital raising efforts, and the financial condition of our business, as well as our ability to retain key personnel and continue to expand product candidate development and conduct clinical trials. In addition, the impact of COVID-19 is likely to continue to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on our financial condition and ability to raise financing.

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

We will face an inherent risk of product liability exposure related to the testing of its product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in a product, negligence, strict liability or breach of warranty. Claims could also be asserted under U.S. state consumer protection acts. If we cannot successfully defend against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates that we may develop;

•injury to our reputation and significant negative media attention;

•withdrawal of clinical trial participants;

•significant time and costs to defend the related litigation;

•substantial monetary awards to trial participants or patients;

•loss of revenue;

•termination of our collaboration relationships or disputes with its collaborators;

•voluntary product recalls, withdrawals or labeling restrictions; and

•the inability to commercialize any product candidates that we may develop.

While we currently has insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing any of its future product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock has been and is likely to continue to be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;

•failure to meet or exceed financial and development projections we may provide to the public;

•failure to meet or exceed the financial and development projections of the investment community;

•if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for its technologies;

•additions or departures of key personnel;

•significant lawsuits, including patent or stockholder litigation;

•if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;

•changes in the market valuations of similar companies;

•general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors;

•sales of securities by us or our securityholders in the future;

•if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;

•trading volume of our common stock;

•announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

•adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;

•the introduction of technological innovations or new therapies that compete with our products and services; and

•period-to-period fluctuations in our financial results.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2021, of the total 6,900,595 shares of common stock outstanding, approximately 4,230,786 shares will be available for sale in the public market beginning 180 days after the closing of the Merger as a result of the expiration of lock-up agreements between Millendo and Private Tempest on the one hand and certain securityholders of Millendo and Private Tempest on the other hand. All other outstanding shares of common stock, other than shares held by our affiliates, will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

We also remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of its officer and directors, as described in more detail in Part II-Item 1 under the heading “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the nine months ended September 30, 2021.

Issuer Purchases of Equity Securities

In September 2021, we exercised our right to repurchase 764 unvested shares related to the early exercise of stock options under the 2017 Plan. The unvested shares were repurchased from an employee in connection with the termination of their service in exchange for $3,554.68 in cash and the cancellation of indebtedness, and were canceled upon completion of the repurchase.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
1.1	Sales Agreement, dated July 23, 2021, between the Registrant and Jefferies LLC	8-K	001-35890	1.1	7/23/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	8/9/2018
4.1	Form of Indenture, between the Registrant and one or more trustees to be named	S-3	333-257990	4.4	7/16/2021
10.1	Form of Indemnification Agreement	8-K	001-35890	10.1	7/7/2021
10.2	Employment Agreement, dated July 7, 2021, by and between the Registrant and Stephen Brady	8-K	001-35890	10.2	7/7/2021
10.3	Employment Agreement, dated July 7, 2021, by and between the Registrant and Thomas Dubensky, Ph.D.	8-K	001-35890	10.3	7/7/2021
10.4	Employment Agreement, dated July 7, 2021, by and between the Registrant and Samuel Whiting, M.D., Ph.D.	8-K	001-35890	10.4	7/7/2021
10.5	Non-Employee Director Compensation Policy
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

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

Date: November 10, 2021