Form 10-K
period 2021-12-31
Tempest Therapeutics, Inc.
filed 2022-03-29
CIK 1544227

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
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35890
________________________________________________________________________________________________________________
Tempest Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________________________________________________________________________________

Delaware	45-1472564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7000 Shoreline Court, Suite 275 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 798-8589
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	TPST	The Nasdaq Stock Market
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $11.18 per share of the registrant’s common stock as reported on The Nasdaq Stock Market on June 30, 2021, was approximately $74.2 million. For purposes of this computation, all officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant are deemed to be affiliates. This calculation does not reflect a determination that certain holders are affiliates of the Registrant for any other purpose.

As of March 15, 2022, the registrant had 7,173,094 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
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

As used herein, the words “Tempest,” “we,” “us,” and “our” refer to Tempest Therapeutics, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “Millendo” refers to the company prior to the completion of the merger with Millendo Therapeutics, Inc. on June 25, 2021 (the “Millendo Merger”).

PART I
ITEM 1. BUSINESS
Overview

We are a clinical-stage oncology company focused on leveraging our deep scientific understanding of cancer biology and medicinal chemistry to develop and advance novel orally available therapies for the treatment of solid tumors. Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. To this end, we are advancing TPST-1120 and TPST-1495, two product candidates in clinical trials that we believe are the first clinical stage molecules designed to treat their respective targets; as well as two preclinical programs, including one that could be the first to target TREX-1, a key cellular enzyme that regulates the innate immune response in tumors. TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha, or PPARα, and is in ongoing Phase 1 and 2 trials in solid tumors, including a global randomized Phase 1b/2 trial in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma, or HCC. Our second program, TPST-1495, is a dual antagonist of EP2 and EP4, receptors of prostaglandin E2, and is currently in a Phase 1 monotherapy and combination trial in solid tumors. We expect to report data from these programs in 2022 and 2023, starting with the TPST-1120 Phase 1 monotherapy and combination data in mid-2022. Additionally, we expect to select a development candidate in 2022 for a third program that targets the three prime repair exonuclease ("TREX-1"). Finally, we have a fourth program targeting what we believe is a novel oncology drug target in a newly defined tumor pathway, resulting from an exclusive license with the University of California at Berkeley. Beyond these four ongoing programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline.
We have developed a diversified pipeline of small molecule product candidates that are designed to target tumor cells directly, modulate the immune system to kill cancer cells, or a combination of both, in each case in which we believe are innovative and target scientifically validated pathways. We selected targets that are expressed in a diverse set of tumor types with the intention to address unmet medical needs or improve existing standards of care. Our product development pipeline consists of the following orally-available therapies, which if approved by the U.S. Food and Drug Administration (the "FDA"), we believe will be first in class:

** If accepted to present
1Timing is an estimate based on current projections
2Pursuant to a collaboration with Roche; TPST retains all product rights
3Based on partner projections, ORR on 40 pts in triplet arm expected by YE/early 2023, with additional data in 2023 (including on additional patients, if study expanded)
4Study could be either a single indication or biomarker-based basket

5With additional funding, monotherapy expansion would be in select indications based on target expression and/or a biomarker-positive basket cohort; ORR data expected from monotherapy expansion arms within 12 to 18 months of study commencement, depending on the histology “RCC” renal cancer; “HCC” hepatocellular carcinoma; “CCA” cholangiocarcinoma “FPI” first patient in; “RP2D” recommended Ph2 dose

Strategy

Our team has come together to build an integrated company that delivers meaningful therapies to cancer patients, through leveraging our team’s capabilities and research and development engine. We expect to build value for our stockholders with the following over-arching strategy:

•Advance TPST-1120 from completing our ongoing Phase 1a/b trial and presenting data in the first half of 2022 and facilitating our collaboration with Hoffman-La Roche Ltd., or Roche, which is evaluating TPST-1120 in a randomized, global, first-line HCC study. Roche commenced enrollment in September 2021, and we expect enrollment of the first 40 patients in the TPST-1120 arm to be complete in the second half of 2022. Because TPST-1120 is being combined with a standard-of-care first-line treatment and being compared to that same standard-of-care, we believe positive study results may provide multiple strategic opportunities for us. We expect to present data from the Phase 1a/1b trial by mid-2022 and receive objective response rate, or ORR, results from the Phase 1b/2 from Roche for the first 40 patients in the triplet arm by the end of 2022.

•Advance TPST-1495, our dual EP2/4 antagonist, through clinical development to near-term meaningful data. We plan to complete the ongoing TPST-1495 monotherapy and combination therapy arms of the Phase 1a/b study and select a recommended Phase 2 dose, or RP2D, in the first and second halves of 2022, respectively. Once the monotherapy RP2D is established, with additional funding, we plan to open expansion arms in targeted patient populations where prostaglandin signaling is implicated in the disease, such as endometrial cancer or those patients with a mutation in the PIK3CA gene. We expect to have ORR data from the dose and schedule optimization arms by the end of 2022 or in early 2023 and from any monotherapy expansion arms in 12 to 18 months of study commencement, depending on the histology.

•Advance our preclinical programs into clinical studies, including our TREX-1 inhibitor. Our team developed the first-in-human STING (STimulator of INterferon Genes) agonists in a prior company and is widely acknowledged to be leaders in the field. We believe that a selective TREX-1 inhibitor given orally is an innovative approach to selectively engage the STING pathway broadly in the tumor microenvironment of metastatic disease. Our medicinal chemists have developed a series of potent compounds against human TREX-1, which we are optimizing towards selecting a development candidate for investigational new drug application ("IND"), enabling activities in 2022.

•Explore business development opportunities to maximize the potential of our pipeline and extend financial resources. We believe that our pipeline has broad potential reach and partnerships that bring in additional expertise and/or geographic presence could be important to increase the likelihood of success. We intend to become a fully integrated biopharmaceutical company and build a targeted sales force in the United States to support the commercialization of our drug candidates, if approved.

•Enhance our pipeline by identifying novel oncology targets and in-licensing opportunities. Although we believe we have a robust pipeline, we continue to evaluate and pursue novel targets, intellectual property and product candidates for acquisition and in-licensing to supplement our internal research efforts and further build our pipeline of targeted molecules for oncology. Through our team’s focus and expertise in oncology and immunology, as well as established relationships with oncology and immunology thought leaders, we are positioning the company as a partner of choice for innovative oncology drug candidate development. We believe continued advances in the biological understanding of diseases will provide opportunities to further expand our portfolio with preclinical and/or clinical product candidates.

Clinical Programs

TPST-1120: PPARα Transcription Factor Antagonist

TPST-1120 is potentially a first-in-class oral, small molecule antagonist of PPARα, and is being studied in both a Phase 1a/b and Phase 1b/2 trial. The Phase 1a/b trial is a multicenter, open-label, dose-escalation, that is evaluating TPST-1120 as both a monotherapy and in combination with nivolumab in patients with advanced solid tumors. The monotherapy dose escalation phase has been completed, and the combination arm is ongoing. Tempest has observed evidence of TPST-1120 clinical activity in the dose escalation arms, and we plan to disclose the results of the monotherapy and combination therapy dose escalation trial in the first half of 2022. The Phase 1b/2 trial is a randomized, multicenter, global study in collaboration with Roche that is evaluating TPST-1120 in combination with atezolizumab (Tecentriq®) and bevacizumab (Avastin®) in previously untreated patients with advanced HCC, compared to atezolizumab and bevacizumab, a standard of care for that indication and patient population. We expect to have initial ORR data from the first 40 patients in the trial by the end of 2022.

Tumors evolve to modulate metabolism to promote their own survival, promote angiogenesis and to evade immune recognition. PPARα is a transcription factor that is activated through binding of long-chain fatty acid ligands, which in turn regulates the expression of >100 genes that control glucose and lipid homeostasis, inflammation, proliferation, differentiation and cell death. Included among these regulated genes are those that enable fatty acid oxidation, or FAO, and β-oxidation metabolic pathways in cellular peroxisomes and in mitochondria. An FAO metabolic profile is associated with tumor proliferation, induction of angiogenesis and immune suppression. Published studies and internal Tempest analyses of over 9,000 primary or metastatic tumor samples in the Human Cancer Genome, or TCGA, public database reveal a metabolic gene expression profile characterized by increased PPARα, FAO genes and lipogenesis associated with increased metastatic potential and reduced survival enrichment among multiple cancers, including HCC, cholangiocarcinoma, breast carcinoma, colorectal adenocarcinoma, RCC, lung adenocarcinoma and prostate adenocarcinoma. TPST-1120 is designed to collectively block the pathways that support tumor cell proliferation, angiogenesis and immune suppression, resulting in reduced disease and patient benefit.

Summary of TPST-1120 Preclinical Results

We have conducted pre-clinical pharmacology studies along with pharmacokinetics, or PK, and toxicology studies with TPST-1120 to support its ongoing evaluation for the treatment of patients with advanced solid tumors. The combined results of the preclinical studies that we have performed indicate that the TPST-1120 anti-tumor mechanism of action involves both directly inhibiting tumor proliferation and targeting suppressive immune response pathways to promote effective tumor-specific immunity. Our preclinical results support the large body of published literature that the PPARα target genes play an integral role in tumor growth, angiogenesis and evasion of immune recognition and provide the scientific rationale for targeting this pathway with TPST-1120.

Immune checkpoint blockade enhances anti-tumor immunity by restoring the activity of cytotoxic T (Teff) cells. Emerging experimental results suggest that inhibiting FAO with a PPARα antagonist may target resistance mechanisms to both anti-PD-L1/PD-1 and anti-VEGF therapies, supporting the combination of TPST-1120 with either or both therapies. We have conducted preclinical studies showing that while both TPST-1120 or anti-PD-1 monotherapy inhibited outgrowth of established flank MC38 tumors, the combination of these two agents resulted in synergistic anti-tumor activity. In addition, MC38 tumor-bearing mice cured by the combination therapy, unlike age-matched naïve control mice, were completely refractory to tumor growth when rechallenged with autologous MC38 tumor cells, demonstrating that TPST-1120 in combination with anti-PD-1 induced lasting tumor-specific immune memory.

Significant Anti-Tumor Activity and Induction of Tumor-Specific Immune Memory Observed
in MC38 Colon Tumor Bearing Mice Given with TPST-1120 + anti-PD-1 mAb Combination Therapy

Additionally, tumor resistance to anti-angiogenic drugs is associated with elevated lipogenesis and FAO, primarily through the vascular regression and hypoxic environment that this class of therapies engenders. In response, tumor cells can switch to FAO as a mechanism of resistance against anti-angiogenic therapy. In a preclinical study, we confirmed that combination of TPST-1120 with anti-angiogenesis therapy confers potent anti-tumor activity. Taken together, the experimental results provide scientific rationale for the ongoing clinical evaluation of TPST-1120 therapy in first-line HCC in combination with atezolizumab and bevacizumab, and the potential evaluation of TPST-1120 in combination with cabozantinib in FAO-reliant malignancies such as HCC and RCC.

Overview of Ongoing TPST-1120 Clinical Trials

We are evaluating TPST-1120 in both a Phase 1a/b and Phase 1b/2 clinical studies. The Phase 1a/b trial evaluates both monotherapy and combination therapy with the anti-PD-1 agent nivolumab in patients with advanced solid tumors that our PPARα- dependent transcriptome analysis of diverse human cancers revealed favor the usage of FAO. The monotherapy dose escalation phase of the study is complete, and we expect the combination therapy dose escalation phase to complete in the first half of 2022.

In the monotherapy arm, we are encouraged by observations of tumor shrinkage and prolonged disease control in some patients. Extended time on study has occurred in subjects with late-line treatment refractory cancers, including cholangiocarcinoma which is known to have particularly short time-to-progression with standard of care in the late-line treatment setting. Shown below, one subject with late line cholangiocarcinoma had a 15% tumor shrinkage and was on study for over nine months of treatment, while also demonstrating on-target inhibition of expression of PPARα target genes on pharmacodynamic, or PD, assessment. Additional subjects with late-line advanced cholangiocarcinoma had experienced prolonged stable disease and some reduction of tumor burden, although not to the extent of a RECIST response.

The TPST- 1120 combination arm with nivolumab has identified the RP2D and is ongoing, and we are observing an increased level of clinical benefit, including a deep RECIST response in a fourth-line patient with advanced kidney cancer, which was confirmed in subsequent on-study assessments and is ongoing beyond eleven months.

Notably, this patient had been treated with the combination of nivolumab and ipilimumab without experiencing an objective response and progressed on treatment, followed by further progression of cancer on both cabozantinib and everolimus, before initiating treatment with TPST-1120 and nivolumab. The initial RECIST PR was seen at the first on-study assessment at eight weeks and included a response in all target lesions as well as complete radiographic resolution of multiple sites of metastatic disease (see CT scan below), and has been confirmed at subsequent assessments beyond 11 months.

Partial Response in Late-Line RCC Patient Treated with TPST-1120 and Nivolumab Combination Therapy

TPST-1120 is also under investigation in an ongoing randomized clinical trial in first-line HCC. We entered into a clinical collaboration with Roche to evaluate TPST-1120 in combination with atezolizumab and bevacizumab in patients with advanced/metastatic HCC who have not yet been treated with systemic therapy. Roche is operationalizing this trial to evaluate the triplet regimen of TPST-1120 + atezolizumab + bevacizumab randomized against the standard-of-care doublet of atezolizumab + bevacizumab. The primary objective of this trial is to evaluate the anti-tumor efficacy of the combination as determined by confirmed ORR by RECIST 1.1. Additional efficacy endpoints include progression free survival, or PFS, overall survival, or OS, and duration of response, or DOR, while a key exploratory objective is to identify biomarkers that are predictive of response to the experimental treatment, including an assessment activation of the ß-catenin pathway, which is predicted to be present in up to 50% of patients with HCC. We anticipate receiving initial ORR results in the triplet arm by the end of 2022, and are considering the additional development of TPST-1120 in selected indications in combination with immunotherapy and/or anti-angiogenesis therapy.
We own worldwide rights to TPST-1120, and have filed and been issued patents, including composition of matter, pharmaceutical compositions, and related methods of use, that are expected to expire in December 2033.

TPST-1495: Dual EP2/EP4 Prostaglandin Receptor Antagonist

Our second clinical molecule is TPST-1495, a potentially first-in-class, oral, small molecule dual antagonist of the prostaglandin E2, or PGE2, receptors, EP2 and EP4. TPST-1495 is engineered to inhibit only these receptors while sparing the homologous - but differentially active - EP1 and EP3 receptors. There is extensive literature demonstrating that PGE2 both enhances tumor proliferation and inhibits anti-cancer immune function; it is known from the scientific literature that many tumors express elevated levels of the cyclooxygenase enzymes that produce PGE2. We currently are evaluating TPST-1495 in a Phase 1a/b trial evaluating both monotherapy and combination therapy with the anti-PD-1 agent pembrolizumab in patients with advanced solid tumors. We have observed dose-dependent TPST-1495 exposure, on-target pharmacodynamic changes and reduction of tumor-specific biomarkers in the ongoing dose optimization stage of the clinical study. Once the monotherapy RP2D is established, with additional funding, we plan to open expansion arms in targeted patient populations where prostaglandin signaling is implicated in the disease, such as endometrial cancer or those patients with a mutation in the PIK3CA gene. We expect to have ORR data from the dose and schedule optimization arms by the end of 2022 or in early 2023 and from any monotherapy expansion arms within 12 to 18 months of study commencement, depending on the histology.
Elevated expression of COX-2 and overproduction of PGE2 is correlated with progression of diverse malignancies by stimulating tumor cell proliferation, survival, evasion and metastasis as well as host angiogenesis. In addition, PGE2 suppresses anti-tumor immunity by inhibiting the function of critical anti-tumor immune effector cell populations such as dendritic cells, natural killer ("NK cells"), T cells, and M1 macrophages, while promoting the activity of suppressive immune cell populations including myeloid-derived suppressor cells ("MDSCs"), M2 macrophages, and regulatory T cells. Additionally, recent studies have shown that increased expression of COX-2 and production of PGE2 can play a role in the effectiveness of immune checkpoint inhibitor therapy and in the development of adaptive resistance to therapy. This body of literature provides the scientific rationale for developing therapeutics that maximally inhibit the prostaglandin pathway, as well as for combining TPST-1495 with immune checkpoint inhibitor monoclonal antibodies.
Overall, as a dual antagonist targeting EP2 and EP4 while preserving PGE2 signaling through EP1 and EP3 to maintain functional immunity, we believe that TPST-1495 offers the potential for unique therapeutic properties as compared to either broad inhibition of PGE2 signaling via COX inhibitors or EP4 only.

We conducted preclinical studies to evaluate the ability of TPST-1495 to reverse PGE2-mediated suppression of primary human monocyte to dendritic cell differentiation and activation in vitro, as well as the comparative capacity for TPST-1495 and the single EP4 antagonist E7046 (TPST-7317) to reverse prostaglandin-mediated immune suppression in conditions of both high and low PGE2 concentrations in human monocyte cultures in vitro in order to test the capacity of TPST-1495 to reverse immune suppression in a broad range of PGE2 levels that may encompass the range in the tumor microenvironment, or TME. The data from the results suggest that at appropriate dose levels, TPST-1495 may completely block signaling through both EP2 and EP4 pathways in the TME and that this dual blockade is more effective than EP4 blockade alone to reverse PGE2-mediated immune suppression.

We also conducted preclinical studies using several tumor mouse models to evaluate the anti-tumor activity of TPST-1495 and to compare our potency to a single EP4 antagonist, E7046, developed by Eisai Co. Ltd. (“Esai”). We believe that these results demonstrate that TPST-1495 has increased therapeutic activity in tumor-bearing mouse models and has significantly improved anti-tumor activity compared to single EP4 antagonists. As shown in the Figure below, TPST-1495 demonstrated significant efficacy as a monotherapy when given to Balb/c mice bearing established flank CT26 colon tumors. Administration of TPST-1495 at 100 mg/kg twice a day, or BID, significantly increased the total T cell number and percentage of CD4+ and CD8+ T cells within the tumor compared to vehicle control, and consistent with increased T cells in the TME, the absolute number and frequency of AH1 tetramer+ T cells was also significantly elevated in the tumor draining lymph node.

TPST-1495 Anti-Tumor Response in Mice Correlates with Increased CD8+ T cells and Reduced regs in the TME

We also evaluated the anti-tumor activity of TPST 1495 in a spontaneous mouse model which recapitulates many aspects of human CRC. The so-named ApcMin/+ mice harbor one copy of the multiple intestinal neoplasia (Min) mutant allele of the Apc locus and spontaneously develop multiple tumors primarily in the small intestine. Both humans and mice bearing Apc mutations are predisposed to the spontaneous formation of adenomas and adenocarcinomas; humans with Apc mutations typically develop tumors throughout the small and large intestine. To test the impact of TPST-1495 therapy on small intestine tumor development in the ApcMin/+ model, the anti-tumor efficacy of dual antagonism of EP2 and EP4 receptors by TPST-1495 was compared to a single EP4-specific receptor antagonist, TPST-7317 (Eisai/ Adlai Nortye Biopharma). As shown in the Figure below, TPST-7317 did not significantly inhibit the number and/or size of small intestine tumors, whereas treatment with TPST-1495 resulted in an approximately five-fold reduction in tumors compared to control mice. We believe that these results demonstrate that TPST-1495 has potent anti-tumor activity as monotherapy and that antagonizing both EP2 and EP4 is significantly more effective at reducing tumor lesions in ApcMin/+ mice compared to single EP4 antagonists.

Dual EP2 and EP4 Antagonism with TPST-1495 has Significantly Increased Anti-Tumor Potency
Compared to a Single EP4 Antagonist in the APC Mouse Model of Human CRC

Significance: * p < 0.05, *** = p < 0.001, **** = p < 0.0001; TPST-7317 is E7046 single EP4 antagonist developed by Eisai

Overview of Ongoing TPST-1495 Phase 1a/1b Clinical Trial
TPST-1495 is being evaluated in an ongoing first-in-human, Phase 1, multicenter, open-label, schedule and dose optimization and expansion trial in subjects with advanced solid tumors. Study objectives include evaluation of safety, tolerability, PK, pharmacodynamics, or PD, and preliminary anti-tumor activity of TPST-1495 as monotherapy and in combination with the checkpoint inhibitor, pembrolizumab. During the currently enrolling schedule and dose optimization stage. TPST-1495 has been evaluated on a once daily (“QD”) or twice daily (“BID”) schedule and with continuous or intermittent administration as monotherapy and in combination with pembrolizumab. Subjects with all histologic types of solid tumors are eligible, but enrollment of subjects with certain histologies, such as colorectal cancer, and endometrial cancer are preferred because the data from preclinical studies and gene expression profiling from primary human tumors indicate that these tumor types may be particularly susceptible to an anti-EP2 and anti-EP4 dual antagonist.

Shown in the figure below, preliminary PK analysis shows a nearly linear, dose-proportional, relationship of steady state drug exposure to administered dose of TPST-1495, representing data from subjects receiving TPST-1495 on once-daily and twice-daily as well as continuous and intermittent dosing schedules.

TPST-1495 Steady-State Concentration by Dose Level

Abbreviations: BID = twice a day; D = day; h = hour; IC50 = half maximal inhibitory concentration. For BID administration, Day 1 PK is following a single dose, Day 8 is BID, and Day 22 is BID. Error bars are standard deviations around the mean.

Our PD assessment in subjects treated with TPST-1495 includes both a PGE2 whole blood immune suppression assay conducted with patient blood and measurements of a stable metabolite of PGE2, known as PGEM, in the urine. Shown in the Figure below, the PD results indicate target engagement in subjects dosed with 100 mg, 25 mg or 15 mg of TPST-1495, as indicated by the reversal of PGE2 immune suppression in the whole blood assay, as indicated by the increase of TNFα production due to TPST-1495 exposure in whole blood monocytes upon lipopolysaccharide (LPS) stimulation and suppression of exogenously added PGE2. We have also observed increased levels of PGEM in the urine, resulting from TPST-1495 antagonism of EP2 and EP4 receptors (inferred through measurement of the PGEM metabolite).

Recovery of TNF-a Production in Whole Blood on the First Day Following Dosing of TPST-1495

Percent increase of TNF-α measured in subjects’ whole blood as indicated by ELISA following stimulation with LPS alone with and without exogenously added PGE2 sampled at the times indicated in the legend post dosing. The values expressed reflect the percent recovery of TNF-α production observed in the presence of PGE2 and TPST-1495 in subject plasma as compared to the level TNF-α production in subject plasma stimulated with LPS alone (without PGE2).

Once the TPST-1495 RP2D and schedule are identified, with additional funding, we plan to open a study expansion stage to further evaluate TPST-1495 in selected cancer indications that are strongly associated with prostaglandin signaling and high expression of EP2 and EP4 receptors, including a so-called “basket cohort” for patients with a tumor mutation in the PIK3A gene. The co-primary objectives of the expansion cohorts are to further characterize the safety profile of TPST-1495 and to assess its preliminary anti-tumor activity as monotherapy in these selected patient populations. Additional exploratory objectives in the expansion cohorts would focus upon characterizing the immunomodulatory activity of TPST-1495 in treated subjects in blood and in the tumor microenvironment, as well as characterization of potential predictive biomarkers for patient selection, such as the PGE2 metabolite known as PGEM.

We expect to identify the TPST-1495 monotherapy RP2D and, with additional funding, to initiate the monotherapy expansion stage in the first half of 2022, and to identify the combination RP2D by the end of 2022 from the ongoing combination study with pembrolizumab.

We own worldwide rights to TPST-1495, and have filed and been issued patents, including composition of matter and pharmaceutical compositions, that are expected to expire between April 2038 and October 2042.

Preclinical Programs
TREX-1 Inhibitor Program
We believe that the exonuclease TREX-1 may be the optimal approach to drug the STING pathway with an orally available small molecule inhibitor. Extensive genetic evidence from human disease that has been confirmed in numerous mouse knock-out investigations point to the STING pathway as a critical innate immune sensor for the development of anti-tumor immunity. Although the STING pathway has significant scientific validation, clinical trials utilizing synthetic cyclic dinucleotide STING agonists have been somewhat disappointing. The underlying scientific hypothesis for these clinical trials was that localized T cell priming in the lymph nodes draining from the injected tumor would have activity against non-injected distal tumors, referred to as the "abscopal effect." Because metastatic tumors have unique antigenic repertoires, we believe an effect therapeutic would need to catalyze global innate activation in the TME of multiple metastases in order to prime T cells that can recognize and eradicate distinct tumors. However, we believe it would be difficult to achieve a therapeutic index with systemically delivered STING-agonists due to the ubiquitous expression of the target as a central innate immune receptor.
Shown in the figure below, TREX-1 is a cytosolic exonuclease that inhibits activation of the cGAS/ STING pathway by degrading double-stranded ("ds") DNA in the cytoplasm. TREX-1 expression is increased across diverse malignancies, for multiple reasons, including defects in DNA repair mechanism and particular therapeutic interventions such as DNA-modifying chemotherapeutic agents or radiation. The increased expression of TREX-1 in tumors serves as the foundational scientific evidence that tumors can hijack this pathway to prevent activation of the STING pathway and avoid globimmune recognition. In contrast to administering a direct STING agonist systemically, we believe that systemic oral dosing with a potent and specific TREX-1 inhibitor will activate the STING pathway selectively in the "TME" and prime cytolytic CD8+ T cells broadly in tumor draining lymph nodes, thereby serving distinct metastatic lesions having unique antigenic repertoires.
TREX-1 DNA Exonuclease Modulates cGAS/STING Pathway and Innate Immunity

Utilizing published TREX1 X-ray crystal structures to guide medicinal chemistry, we have developed small molecule inhibitors of TREX1 with drug-like physicochemical properties and picomolar potency against both human and mouse TREX1. In preclinical studies, we observed anti-tumor activity in mice with CT26 tumors given a combined therapy of low-dose doxorubicin to induce dsDNA breaks and increase TME TREX1 expression along with administration of a TREX1 small molecule inhibitors. We plan to continue to conduct SAR activities on our TREX1 inhibitor lead series compounds towards selecting a development candidate for IND-enabling studies and eventual clinical evaluation in patients with advanced solid tumor malignancies.

Undisclosed Target Program
In September 2021, we announced that we entered into an exclusive license agreement with the University of California at Berkeley for intellectual property covering a novel drug target that is a component of, to our knowledge, a newly defined pathway that controls the production of a cytokine that tumors can evolve to block to avoid immune recognition and promote metastasis. Interestingly, the target is a suppressor protein, so is predictably not inactivated by progressing tumors and therefore should remain a target for drug inactivation.

License agreements
In February 2021, we entered into a collaboration agreement with Roche to accelerate the development of TPST-1120 into a first-line, randomized study. Under the terms of the agreement, the companies are evaluating TPST-1120 in a global randomized phase 1b/2 clinical study in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic HCC, not previously treated with systemic therapy. Pursuant to the terms of the agreement, Roche is managing the study operations for the trial, and we will retain global development and commercialization rights to TPST-1120. According to the agreement, Roche will provide us with notice of the amount of TPST-1120 required for a study and the delivery timeline, and we will supply the TPST-1120 to Roche for the study. All rights to invention and discoveries relating solely to TPST-1120 or biomarkers solely related to TPST-1120 made during any study will be our exclusive property. All data generated in the performance of any study under the collaboration agreement will be the property of Roche, but we are entitled to use the data for any lawful purpose.
The agreement applies on a study-by-study basis until the last treatment of the last patient in a study receiving TPST-1120 in accordance with the protocol for such study or until the termination of this collaboration agreement by either party. Each party has the right to terminate the collaboration agreement upon 60 days prior written notice to the other party. Upon any termination of the agreement, neither we nor Roche will be entitled to any compensation, damages or other payment. If any individual study supplement is terminated, Roche must return all unused TPST-1120 to us free of charge or destroy such product at our request.

Sales and Marketing
We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter its commercialization plans. If we build a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that one of our product candidates will be approved.

Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as for our commercial products if marketing approval is obtained. We have internal personnel and utilize consultants with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities. We will continue to expand and strengthen our network of third-party providers but may also consider investing in internal manufacturing capabilities in the future if there is a technical need, or a strategic or financial benefit.
Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. At a minimum these regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems, procedures and contractors are required to be in compliance with these regulations and are assessed through regular monitoring and formal audits.

Competition
The biopharmaceutical and immuno-oncology industries are characterized by intense competition and rapid innovation. Any product candidates that we successfully develop and commercialize will have to compete with existing and future new therapies. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

If our TPST-1120, TPST-1495, or our other product candidates are approved for the treatment of tumors, they may compete with other products used to treat such diseases. There are a variety of treatments used for cancerous tumors that include chemotherapy drugs, small molecules, monoclonal antibodies, antibody-drug conjugates, bi-specific antibodies, cell therapies, oncolytic viruses and vaccines, as well as other approaches. In addition, there are several competitors in clinical development for the treatment of HCC, RCC, cholangiocarcinoma, CRC and other indications that we may be targeting with TPST-1120 and TPST-1495, including companies such as Agios, Ikena, Ono, Adlai Nortye, Merck, Roche, Exelixis, and AstraZeneca.
TPST-1120, our small molecule designed to be a selective antagonist of PPARα, is the first PPARα antagonist in the clinic. We are not aware of other companies developing such an antagonist. For TPST-1495, our small molecule designed to be a dual antagonist of the EP2 and EP4 receptor, we are aware of other clinical-stage EP-4-only antagonists being developed by Adlai Nortye, Ikena, and Ono.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.

Intellectual property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including obtaining, maintaining and defending our patent rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications and obtaining issued patents in the United States and in markets outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements, and product candidates; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of December 31, 2021, our patent portfolio consisted of issued patents and pending patent applications that we own or in-licensed related to TPST-1120, TPST-1495 and various other compounds and programs, such as TREX1. In total, as of that date, we owned two issued United States patents, six pending United States patent applications, one international patent application filed under the Patent Cooperation Treaty (PCT application), and in various markets outside of the United States, including Europe, China and Japan: 26 issued patents and 28 pending patent applications.

With respect to TPST-1120, we own issued patents and pending patent applications in the United States, Europe, China, Japan and other markets outside of the United States. The issued United States patents covering TPST-1120 as composition of matter, pharmaceutical compositions, and related methods of use are expected to expire in December 2033, absent any patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire in December 2033, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TPST-1495, we own issued patents and pending patent applications in the United States, Europe, China, Japan and other markets outside of the United States. The issued United State patents covering TPST-1495 as composition of matter and pharmaceutical composition are expected to expire between April 2038 and April 2039, absent any patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between April 2038 and October 2042, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TREX-1, we own pending patent applications in the United States and Taiwan and a pending PCT application. Any patents that may issue from these pending patent applications are expected to expire between June 2041 and December 2042, absent any patent term adjustments or patent term extensions for regulatory delay.

As of December 31, 2021, our patent portfolio also included a pending patent application in the United States that is exclusively licensed to us by the University of California at Berkeley. The licensed patent application does not cover any of our current product candidates.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

With respect to our product candidates and processes that we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for patent applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. The term of United States patents may be extended by delays encountered during prosecution that are caused by the USPTO, also known as patent term adjustment. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of its pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting its products, the methods of use or manufacture of those products.

Moreover, even its issued patents may not guarantee us the right to practice our technology in relation to the commercialization of its products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for its product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Government regulation
Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of pharmaceutical products, such as our investigational medicines and any future investigational medicines. Generally, before a new pharmaceutical product can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

FDA Approval Process
In the United States, pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending a New Drug Applications ("NDA") warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to an NDA before they may be legally marketed in the United States. The process generally involves the following:

•Completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice ("GLP") requirements;

•Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•Approval by an Institutional Review Board ("IRB") or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•Submission to the FDA of an NDA;
•Payment of any user fees for FDA review of an NDA;
•A determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
•Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug, or components thereof, will be produced to assess compliance with Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•Satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the NDA to assure compliance with GCPs and integrity of the clinical data;
•FDA review and approval of an NDA, including consideration of the views of any FDA advisory committee; and
•Compliance with any post-approval requirements, including risk evaluation and mitigation strategy (“REMS”), where applicable, and post-approval studies required by the FDA as a condition of approval.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

Preclinical Studies
Before testing any drug product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after an IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator, generally a physician not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of an IND.
Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Disclosure of the results of these clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3:
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, and, if possible, early evidence of effectiveness.
•Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.
These Phases may overlap or be combined. For example, a Phase 1/2 clinical trial may contain both a dose-escalation stage and a dose expansion stage, the latter of which may confirm tolerability at the recommended dose for expansion in future clinical trials (as in traditional Phase 1 clinical trials) and provide insight into the anti-tumor effects of the investigational therapy in selected subpopulation(s).

Typically, during the development of oncology therapies, all subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in rare instances to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies). The manufacturer of an investigational drug in a phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.
Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.
Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.

FDA Review Process
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of an NDA is required before marketing of the product may begin in the U.S. An NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States. The cost of preparing and submitting an NDA is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), each NDA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA is also subject to an annual program fee.
The FDA reviews each submitted NDA before it determines whether to file it and may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, the FDA begins an in-depth review of an NDA. The FDA has agreed to certain performance goals in the review of an NDA. Most applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines may offer significant improvement in safety or effectiveness compared to marketed products or where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority timeframes for an NDA, and the review process can be extended by FDA requests for additional information or clarification.
The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.
Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also typically inspects clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.
After the FDA evaluates an NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter ("CRL"), generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit an NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. The FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that an NDA does not satisfy the criteria for approval.
As a potential condition of an NDA approval, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use ("ETASU"). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of an NDA supplement or, in some case, a new NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.
Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the NDA user fee.
Expedited Development and Review Programs
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition.
Fast Track Designation
Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of an investigational drug product may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. At the time of an NDA filing, the FDA will determine whether to grant priority review designation. Additionally, fast track designation may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Breakthrough Therapy Designation
Breakthrough therapy designation may be granted for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of an IND for the drug candidate. The FDA must determine if the drug product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner.
Priority Review
Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

Accelerated Approval
Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval, but may expedite the development or approval process.
Pediatric Information
Under the Pediatric Research Equity Act ("PREA"), an NDA or supplements to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted, with certain exceptions.

The Best Pharmaceuticals for Children Act ("BPCA"), provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in a manner consistent with the approved labeling.
Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•Restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or a product recall;
•Fines, warning or other enforcement-related letters or holds on post-approval clinical studies;
•Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•Product seizure or detention, or refusal to permit the import or export of products; or
•Injunctions or the imposition of civil or criminal penalties.

The Hatch-Waxman Act Orange Book Listing
Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to the FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.
Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application ("ANDA"). An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the

ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.
The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) once the ANDA has been accepted for filing by the FDA (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.
The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired. In some instances, an ANDA applicant may receive approval prior to expiration of certain non-patent exclusivity if the applicant seeks, and the FDA permits, the omission of such exclusivity-protected information from the ANDA prescribing information.

Exclusivity
Upon an NDA approval of a new chemical entity ("NCE"), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug unless the application contains a Paragraph IV certification, in which case the application may be submitted one year prior to expiration of the NCE exclusivity. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA for a generic version of the drug may be filed before the expiration of the exclusivity period.
Certain changes to an approved drug, such as the approval of a new indication, the approval of a new strength, and the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which the FDA cannot approve an ANDA for a generic drug that includes the change. In some instances, an ANDA applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and the FDA permits, the omission of such exclusivity-protected information from the ANDA package insert.

Patent Term Extension
The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. After an NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between an IND application and an NDA submission) and all of the review phase (the time between an NDA submission and approval) up to a maximum of five years. The time can be reduced for any time the FDA determines that the applicant did not pursue approval with due diligence.
The United States Patent and Trademark Office ("USPTO"), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.
The total patent term after the extension may not exceed 14 years, and only one patent can be extended. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.
Coverage, Pricing, and Reimbursement
In the United States and in foreign markets, sales of pharmaceutical products depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication.
Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has, and will continue to, put pressure on the pricing and usage of therapeutics such as our product candidates.

Other Healthcare Laws
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.
Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offerer or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.
Further, pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation (the “Affordable Care Act” or the “ACA”), CMS has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes obligations, including mandatory contractual terms, on covered entities, business associates and their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, states such as California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

U.S. Healthcare Reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial, executive brand, and Congressional challenges to certain aspects of the ACA, to repeal or replace certain aspects, of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted and included, among other things, a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. However, it is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges will impact the ACA. Tempest cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on its business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, was enacted which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.
Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay Tempest’s ability to develop, market and sell any products Tempest may develop.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law.

Facilities
Our corporate headquarters are located at 7000 Shoreline Court, Suite 275, South San Francisco, California 94080 where we occupy approximately 9,780 square feet of research and development laboratory and related office space under a lease that ends in February 2024. In addition, in January 2022 we entered into an agreement to lease approximately an additional 20,116 square feet of laboratory and office space at 2000 Sierra Point Parkway, Brisbane, California 94005, which we anticipate occupying beginning in November 2022. We believe that our existing facilities meet our current needs. We may need additional office space in the future as we continue to build our development, commercial and support teams. We believe that we can find suitable additional space in the future on commercially reasonable terms.

Employees and Human Capital Resources

As of December 31, 2021, we had 17 employees, including ten holding Ph.D., M.D., JD, LL.M., and/or MBA degrees, our employees have established internal expertise in chemistry, biochemistry, molecular biology, immunology, pharmacology, toxicology, pre-clinical development, regulatory and quality, translational medicine, and early-to-late-stage clinical development, as well as finance, business development and strategic transactions. None of our employees are represented by a labor union or covered by collective bargaining agreements. We will continue to add experienced and talented scientists in areas, such as medicinal chemistry, that we believe are critical for the discovery of highly differentiated small-molecule compounds.

Compensation and Benefits

We consider a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with salaries and bonuses intended to be competitive for our industry, opportunities for equity ownership, development programs that enable continued learning and growth and a benefits package to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Diversity, Equity and Inclusion (DEI)

We believe that a diverse workforce is important to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We understand that varied perspectives lead to the best ideas and outcomes. We believe that by creating a workplace where every individual can feel welcome and valued, we will be better able to achieve our corporate objectives. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior. Our recruitment, hiring, development, training, compensation, and advancement is based on qualifications, performance, skills, and experience without regard to gender, gender identity, sexual orientation, race, or ethnicity. People of color and those who are part of underrepresented groups in the biotech industry are encouraged to apply for open positions.

Available Information

Our internet website address is www.Tempesttx.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. Any of these events could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made or may make from time to time. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.
Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled "Risk Factors." Below is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.

•We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

•We expect that we will need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.
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

•The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.

•We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.

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
•We may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications.
•The U.S. Food and Drug Administration (“FDA”) regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
•We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

Risks Related to Our Financial Position and Capital Needs
We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.
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
We incurred net losses of $19.2 million and $28.3 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $100.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We expect that we will need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We will require substantial future capital in order to complete planned and future preclinical and clinical development for our product candidates and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

Additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing when needed or on terms favorable to us, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.
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

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.

In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2020, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we identified the following material weaknesses in our internal control over financial reporting:

•We did not have sufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting.
•We did not design and implement controls surrounding review of clinical trial expenses, including the evaluation of the terms of our clinical trial contracts. Specifically, we failed to properly review and evaluate the progress of expenses incurred in our clinical trial contracts that resulted in the inaccurate accrual of clinical trial expenses.
These material weaknesses resulted in adjustments to our financial statements for the year ended December 31, 2020. Additionally, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.
We are actively recruiting additional accounting personnel with appropriate experience, certification, education and training as a component of our plans to remediate the material weaknesses. We also plan to design and implement controls related to review of clinical trial expenses to properly evaluate progress of expense incurred in clinical trial contracts. To the extent that we are not able to hire and retain such individuals, or is unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future.
Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.
Our ability to use our federal and state net operating losses (“NOLs”) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.
Under Section 382 and Section 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced ownership changes in the past, including as a result of the merger with Millendo, and may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which are outside of our control). Furthermore, the merger constituted an ownership change (within the meaning of Section 382 of the Code) of Millendo which may have eliminated or otherwise substantially limited our ability to use Millendo’s federal and state NOLs to offset our future taxable income. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Tempest prior to the merger, Millendo’s or our combined NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit our ability to use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Risks Related to Our Business and Strategy
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, growing our capability to conduct clinical trials, and, if approved, through commercialization of our product candidates. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel, or contract with third parties to provide these capabilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
We must attract and retain highly skilled employees to succeed.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Stephen Brady, our President, Thomas Dubensky and our Chief Medical Officer, Sam Whiting. The loss of services of Messrs. Dubensky or Brady or Whiting, or any of our other senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.
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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.
Risks Related to Our Product Development and Regulatory Approval
If we are unable to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, TPST-1495, a dual EP2/EP4 prostaglandin (“PGE2”) receptor antagonist, and TPST-1120, a peroxisome proliferator-activated receptor alpha (“PPARα”) antagonist for the treatment of various cancers. We have initiated Phase 1 clinical trials of TPST-1495 and TPST-1120 for the treatment of advanced solid tumors. In addition, we plan to advance our program targeting the three prime repair exonuclease (“TREX-1”) and select a development candidate for this program by first half of 2022. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of TPST-1495 and TPST-1120 and our other product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.
Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-1495 and TPST-1120 and our other product candidates must be authorized for marketing by the FDA, the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before we may commercialize any of our product candidates in the United States, Canada, EU, or other jurisdictions.
The success of TPST-1495 and TPST-1120 and our other product candidates depends on multiple factors, including:
•successful completion of preclinical studies, including those compliant with Good Laboratory Practice (“GLP”), or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);
•effective Investigational New Drug applications or other regulatory applications, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
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
•receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of our product candidates;
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
•political factors surrounding the approval process, such as government shutdowns; or

•business interruptions resulting from geopolitical actions, including war and terrorism such as Russia's recent incursion into Ukraine, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies, such as the ongoing COVID-19 pandemic
•disruptions in enrollment of our clinical trials due to the COVID-19 pandemic.
If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
Success in preclinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, which may delay or prevent obtaining regulatory approval.
Clinical development is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of an a New Drug Application (“NDA”) is a complicated process. We have not previously completed any clinical trials, has limited experience in preparing, submitting and supporting regulatory filings, and has not previously submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.
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
Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data does not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including TPST-1495 and TPST-1120, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including, without limitation, the impact of the COVID-19 pandemic. The timely completion of clinical trials in accordance with our protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until our conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;

•the proximity of patients to study sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain patient consents; and
•the risk that patients enrolled in our clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in geographies which are affected by the COVID-19 pandemic. We believe COVID-19 could have an impact on various aspects of our future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue.
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
Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data is available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
Prior to commercialization, TPST-1495, TPST-1120 and our other product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market

TPST-1495, TPST-1120 or any of our other product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.
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
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or Risk Evaluation and Mitigation Strategies ("REMS"). These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.
The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.
The ongoing COVID-19 pandemic has spread globally, including within the United States, and while cases and hospitalization are currently on the decline in the United States, there can be no assurances they will not continue at the current rate or not increase in the future especially in light of the number of variants that are emerging across the world. Governments in the United States and elsewhere have taken and are continuing to take severe measures to slow the spread of COVID-19, including requiring that certain businesses close or conduct only the minimum necessary operations. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic will continue to impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.
Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) and limited supplies of vaccines, including booster shots, may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our planned clinical trials. If the global effort to control the spread of the COVID-19 and treat COVID-19 patients continues, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays to our planned clinical trials for TPST-1495 and TPST-1120 and the planned clinical trials for our other product candidates could impact the use and sufficiency of our existing cash reserves, and it may be required to raise additional capital earlier than it had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.
Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.
We currently utilize third parties to, among other things, manufacture raw materials and our product candidates, components, parts, and consumables, and to perform quality testing. If we or any third-party in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our clinical trials.
In response to the COVID-19 pandemic, we complied with applicable regulation and limited required on-site staff to essential workers, with the balance of our employees continuing their work primarily outside of our offices. Due to shelter-in-place orders or other mandated local travel restrictions, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our planned clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business, financial condition and results of operations.
TPST-1495, TPST-1120 and our other product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events ("SAEs"), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable.
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
Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh our risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product.
Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product candidate;
•regulatory authorities may require additional warnings in the product labeling;
•we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.
We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on our successful development and commercialization of the limited number of internal product candidates we are researching or have in preclinical development. Even if we are successful in continuing to build our pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply capability, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot develop further product candidates, we may not be able to obtain product revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
Although our pipeline includes multiple programs, we are primarily focused on our lead product candidates, TPST-1495 and TPST-1120, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.
Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices (“cGMP”), quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP.
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.
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
The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, it may lose any marketing approval that it has obtained, and we may not achieve or sustain profitability.
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
Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.
To market and sell TPST-1495, TPST-1120 and our other product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.
Risks Related to Commercialization and Manufacturing
The commercial success of our product candidates, including TPST-1495 and TPST-1120, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.
Even if the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally are obtained, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to act as a dual antagonist of EP2 and EP4 and PPARα antagonists in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of TPST-1495 and TPST-1120 or our other product candidates. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of TPST-1495, TPST-1120 and our other product candidates, if approved for commercial sale, will depend on several factors, including:
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
In addition to government and private payors, professional organizations such as the American Medical Association, can influence decisions about coverage and reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit compared to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates, if approved. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.
Moreover, increasing efforts by government and other third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such payors to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approval to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.
If third parties on which we depend to conduct our planned preclinical studies or clinical trials do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as in accordance with GLP, GCP and other applicable laws, regulations and standards. Our reliance on third parties that it does not control does not relieve us of these responsibilities and requirements. The FDA and other regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fails to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials have complied with GCP. In addition, our clinical trials must be conducted with product produced in accordance with cGMP. Our failure to comply with these regulations may require it to repeat clinical trials, which could delay or prevent the receipt of regulatory approvals. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.
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
Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
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
Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.
The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.
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
The process of manufacturing drugs is complex, highly regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMP, the FDA may deny an NDA approval until the deficiencies are corrected or we replace the manufacturer in our NDA with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMP. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMP.
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
We believe that we will rely upon on a limited number of manufacturers for our product candidates, which may include single-source suppliers for the various steps of manufacture. This reliance on a limited number of manufacturers and the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

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
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to increase our expenditures to fund development or commercialization activities on our product candidates, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.
The success of any potential collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
Obtaining FDA approval is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA may approve our product candidates for a more limited indication or a narrower patient population than originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.
We may also experience delays in obtaining regulatory approvals, including but not limited to:
•obtaining regulatory authorization to begin a trial, if applicable;
•redesigning our study protocols and need to conduct additional studies as may be required by a regulator;
•governmental or regulatory delays and changes in regulation or policy relating to the development and commercialization of our product candidate by the FDA or other comparable foreign regulatory authorities;
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
•failure of third-party contractors, such as CROs, or investigators to comply with regulatory requirements, including GCPs;
•clinical sites deviating from trial protocol or dropping out of a trial;
•delay or failure in obtaining the necessary approvals from regulators or institutional review boards ("IRBs"), in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
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
•inability to add new clinical trial sites; or
•varying interpretations of the data generated from our preclinical or clinical trials;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties;
•the effect of competing technological and market developments;
•the cost and timing of establishing, expanding and scaling manufacturing capabilities;
•inability to manufacture, or obtain from third parties, sufficient quantities of qualified materials under cGMP, for the completion in pre-clinical and clinical studies;
•problems with biopharmaceutical product candidate storage, stability and distribution resulting in global supply chain disruptions;
•the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts (such as Russia's recent incursion into Ukraine), restrictions on trade, import or export restrictions, or public health crises, such as the ongoing COVID-19 pandemic.
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
We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates but may not receive such designation. Even if we secure such designation, it may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. The benefits of Fast Track designation include more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers, eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and rolling review, which means that a drug company can submit completed sections of our NDA for review by FDA, rather than waiting until every section of our NDA is completed before the entire application can be reviewed. NDA review usually does not begin until the entire application has been submitted to the FDA.

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
We may attempt to secure FDA approval of our product candidates through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.
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
If we decide to submit an NDA seeking accelerated approval or receives an expedited regulatory designation for any of our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur.
Failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate harm our competitive position in the marketplace.
We may be unsuccessful in obtaining Orphan Drug Designation for our product candidates or transfer of designations obtained by others for future product candidates, and, even if we obtain such designation, it may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
The FDA may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to us for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of its drug by the applicable regulatory authority for a significant period of time unless we are able to show that its drug is clinically superior to the approved drug. The applicable period is seven years in the United States.
We may seek Orphan Drug Designation for one or more of our product candidates in the United States as part of our    business strategy. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity. Even after an orphan drug is approved, the FDA can also subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.
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
Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.
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
While Congress has not passed legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the Tax Cuts and Jobs Act of 2017, which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. While Congress continues to amend the ACA, the law appears likely to continue the downward pressure on pharmaceutical pricing, and may also increase our regulatory burdens and operating costs. In the future, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.
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

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the new Biden administration have each indicated that it will seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives aimed prescription drugs. Among other provisions, the executive order directed the Secretary of the U.S. Department of Health and Human Services (“HHS”) to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. These measures include constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.
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

Our internal computer and information systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.
Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.
We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.
We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies, and is subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In addition, we may obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Depending on the facts and circumstances, we could be subject to criminal penalties if it knowingly obtains, uses or discloses individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
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
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential information, damage Our reputation, and subject us to significant financial and legal exposure.
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
Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition.
In addition, the computer systems of various third parties on which we rely, including our CROs, CMOs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches.
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
Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.
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

•HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
Although we maintain workers’ compensation insurance to cover for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.
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
Risks Related to Our Intellectual Property
Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
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
In the future, we may depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that may be important to our business.
We may in the future depend on patents, know-how and proprietary technology licensed from third parties. Our licenses to such patents, know-how and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which we license patents, know-how and proprietary technology from others may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations.
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
If our future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our future in-licensed patents and patent applications. For example, we cannot be certain that activities such as the maintenance and prosecution by our future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that future our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.
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
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights is highly uncertain. Our pending and future patent applications and those of our licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.
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
•we or our future licensors, as the case may be, may fail to meet our or our obligations to the U.S. government regarding any patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
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
•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours;
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
For example, our agreements with certain of our third-party research partners provide that improvements developed in the course of our relationship may be owned solely by either we or our third-party research partner, or jointly between us and the third party. If we determine that exclusive rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our drug candidates or allow our competitors or others the opportunity to access technology that is important to our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.
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

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with we are to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conducts training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, such as through a data breach, or if any of that information was independently developed by a competitor, our competitive position could be harmed. Additionally, certain trade secret and proprietary information may be required to be disclosed in submissions to regulatory authorities. If such authorities do not maintain the confidential basis of such information or disclose it as part of the basis of regulatory approval, our competitive position could be adversely affected.
In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may result in substantial cost and require significant time from our scientists and management. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, through legal or illegal means. As a result, we may not be able to meaningfully protect our trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If a third party claims that we infringe, misappropriate or otherwise violate their intellectual property rights, we may face a number of issues, including, but not limited to:

•infringement and other intellectual property claims that, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses our product rights or proprietary technology to us, which it is not required to do, on commercially reasonable terms or at all;
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
Third parties may assert that we are employing their proprietary technology without authorization, including by enforcing our patents against us by filing a patent infringement lawsuit against us. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.
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
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.
Competitors may infringe our patents or the patents of our future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.
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
We may not be able to protect our intellectual property rights throughout the world.
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

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), the United States moved from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes continue to evolve as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Moreover, the America Invents Act and our implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
Similarly, other cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our patents will be found invalid based on these changes to U.S. patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents and patent applications. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
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
•if we do not achieve the perceived benefits of the merger with Millendo as rapidly or to the extent anticipated by financial or industry analysts;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
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
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2021, of the total 6,900,595 shares of common stock outstanding, approximately 4,230,786 shares will be available for sale in the public market beginning 180 days after the closing of the merger with Millendo as a result of the expiration of lock-up agreements between Millendo and us on the one hand and certain securityholders of Millendo and us on the other hand. All other outstanding shares of common stock, other than shares held by our affiliates, will be freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.
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

Risks Related to Our Status as a Public Company and Other General Matters

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a relatively new public company, we continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Once we are no longer a smaller reporting company or otherwise no longer qualifies for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that, after a transitional period, we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, due to recent changes in Securities and Exchange Commission (“SEC”) rules related to smaller reporting companies, Millendo was not required to have its auditors formally attest to the effectiveness of its internal control over financial reporting in connection with the Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, we will not be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting until we cease to be a smaller reporting company.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

Additionally, as a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2020, a material weaknesses was identified in our internal control over financial reporting. We cannot assure you that the material weaknesses identified will be remediated by us on the timelines currently anticipated, or at all, or that there will not be additional material weaknesses or significant deficiencies in the internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. For example, the COVID-19 pandemic could have an adverse effect on the coordination of research and development, our capital raising efforts, and the financial condition of our business, as well as our ability to retain key personnel and continue to expand product candidate development and conduct clinical trials. In addition, the impact of the COVID-19 pandemic is likely to continue to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on our financial condition and ability to raise financing.
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As a result of the COVID-19 pandemic, we may experience reduction in research and development, clinical testing, regulatory compliance activities, and manufacturing activities, and is unable at this time to estimate the extent of the effect of the COVID-19 pandemic on our business. The extent and duration of the economic slowdown attributable to the COVID-19 pandemic remains uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and sales.
Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.
We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in a product, negligence, strict liability or breach of warranty. Claims could also be asserted under U.S. state consumer protection acts. If we cannot successfully defend against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant time and costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•termination of our collaboration relationships or disputes with our collaborators;
•voluntary product recalls, withdrawals or labeling restrictions; and
•the inability to commercialize any product candidates that we may develop.

While we currently have insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing any of our future product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The current expectation is that we will retain our future earnings, if any, to fund our growth as opposed to paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.
We may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.
We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Millendo’s business and ours following the merger. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. We also remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of our officer and directors, as described in more detail in Part II, Item 3 under the heading “Legal Proceedings” of this Annual Report on Form 10-K.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We have no control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located at 700 Shoreline Court, Suite 275, South San Francisco, California, 94080, where we occupy approximately 9,780 square feet of office space under a lease agreement entered into in February 2019. In addition, in January 2022, we entered into an agreement to lease approximately an additional 20,116 square feet of laboratory and office space at 2000 Sierra Point Parkway, Brisbane, California 94005, which we anticipate occupying beginning in November 2022. As a result of the merger with Millendo, we assumed Millendo’s noncancelable operating leases for 21,000 square feet of office space in Ann Arbor, Michigan under two separate leases.
We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS

As a result of the merger with Millendo, the Company is party to various litigation matters given Millendo’s role as successor to OvaScience, Inc. (“OvaScience”). OvaScience merged with Millendo in 2018. Prior to the merger with Millendo, OvaScience was sued in three matters that are disclosed below.
On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. No material proceedings have occurred since the case was filed. On February 25, 2022, the parties filed a joint status report with the Court.
On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement is subject to both preliminary and final approval.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information

On June 25, 2021, Millendo completed a merger with TempestTx, Inc. In connection with and immediately following the merger, the combined company changed its name to Tempest Therapeutics. Millendo’s shares of common stock were listed on the Nasdaq Stock Market through the close of business on Friday, June 25, 2021 under the ticker symbol “MLND.” On Monday, June 28, 2021, we began trading on the Nasdaq Stock Market under the ticker symbol “TPST.”

Stockholders
As of March 15, 2022, we had 7,173,094 shares of common stock outstanding held by 39 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6. RESERVED
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
Overview

We are a clinical-stage oncology company focused on leveraging a deep scientific understanding of cancer biology and medicinal chemistry to develop and advance novel, orally available therapies for the treatment of solid tumors. Our philosophy is to build a company based upon not only creative science and thoughtful management, but also upon the efficient translation of those ideas into therapies that will improve patient’s lives. To this end, we currently are advancing three programs, TPST-1495, TPST-1120 and a third program targeting the three prime repair exonuclease ("TREX-1"). TPST-1495 is a dual antagonist of the EP2 and EP4 prostaglandin E2 receptors, and, to our knowledge, is the only such dual antagonist in clinical development. TPST-1495 is currently in a Phase 1 trial in solid tumors. Our second clinical program, TPST-1120, is a selective antagonist of peroxisome proliferator-activated receptor alpha (" PPARα"), and is also in a Phase 1 trial in solid tumors. Similar to TPST-1495, we believe TPST-1120 is the only PPARα antagonist in clinical development. We also have a third program in preclinical studies that could be the first to target TREX-1, a cellular enzyme that regulates the innate immune response in tumors.
We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2021, we have raised $150.1 million, through sales of common stock, convertible preferred stock and issuance of debt.
We have never been profitable and has incurred operating losses in each period since inception. Our net losses were $28.3 million and $19.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $100.1 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of December 31, 2021, we had cash and cash equivalents of $51.8 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.
Recent Developments
Oxford Loan and Security Agreement
On January 15, 2021, we entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded to us on January 15, 2021. Tranche B of $10.0 million will be available through March 31, 2022 contingent upon achievement of each of the following: (i) receipt of at least $50.0 million in Series C equity capital, (ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and (iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. Tranche C of $10.0 million is available at Oxford’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an index rate plus 7%. The index rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%.
Merger Agreement
On March 29, 2021, TempestTx, Inc. (“Private Tempest”) and Millendo Therapeutics, Inc. (“Millendo”) entered into an Agreement and Plan of Merger (the "Merger Agreement"). Concurrent with the execution and delivery of the Merger Agreement, Private Tempest entered into funding agreements with certain investors named therein, pursuant to which the investors agreed to purchase, in the aggregate, $30.0 million of common stock of Private Tempest, convertible into securities of Millendo.
On June 25, 2021, Private Tempest closed the merger with Millendo. Pursuant to the Merger Agreement, Mars Merger Corp. (“Merger Sub”), a direct, wholly owned subsidiary of Millendo merged with and into Private Tempest, with Private Tempest surviving as a wholly owned subsidiary of Millendo. Following the closing of the merger, Millendo effected a 1-for-15 reverse stock split of its common stock and changed its corporate name to Tempest Therapeutics, Inc.
Components of Results of Operations

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
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Other (Expense) Income , Net
Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations
The following table summarizes our operating results for the years ended December 31, 2021 and 2020:

	2021	2020
Expenses:	(in thousands)
Research and development	$17,166	$14,389
General and administrative	9,820	4,909
Total expenses	26,986	19,298
Operating loss	(26,986)	(19,298)
Interest expense	(1,282)	—
Interest income and other income (expense), net	(34)	90
Provision for income taxes	—	—
Net loss	$(28,302)	$(19,208)

Research and Development
Our research and development expenses for the years ended December 31, 2021 and 2020 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.
Research and development expense increased by $2.8 million to $17.2 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Research and development outside services	$11,355	$9,612
Compensation expense	2,869	2,070
Stock-based compensation expense	303	389
Consulting and professional services	1,634	1,352
Other expenses	1,005	966
Total research and development expense	$17,166	$14,389

The growth in total research and development expense of $2.8 million for the year ended December 31, 2021 was primarily attributable to expanded research and development efforts and increased fees for consulting services and compensation expenses.

General and Administrative
General and administrative expenses increased by $4.9 million to $9.8 million for the year ended December 31, 2021. The increase was primarily due to an increase in compensation related expense of $1.7 million and fees associated with audit and tax services related to the Millendo merger of $1.9 million.

Other (Expense) and Income, Net

For the year ended December 31, 2021, total interest expense was $1.3 million related to the Oxford Loan. There was no interest expense for the year ended December 31, 2020. Interest income was $7 and $90 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity
Since inception through December 31, 2021, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of December 31, 2021, we had $51.8 million in cash and cash equivalents and an accumulated deficit of $100.1 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of December 31, 2021 and our access to our term loan will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

On January 15, 2021, we entered into a loan and security agreement with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded on January 15, 2021. Tranche B of $10.0 million will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50.0 million in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. Tranche C of $10.0 million is available at Oxford’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an index rate plus 7%. The index rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%.

On July 23, 2021, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock through the Agent in a series of one or more ATM equity offerings. As of December 31, 2021, we sold 248,160 shares of common stock under the ATM Program for net proceeds of approximately $3.7 million.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Cash used in operating activities	$(25,957)	$(19,017)
Cash used in investing activities	(97)	(6)
Cash provided by financing activities	59,063	34,599
Net increase in cash and cash equivalents	$33,009	$15,576

Cash flows from operating activities
Cash used in operating activities for the year ended December 31, 2021 was $26.0 million, consisting of a net loss of $28.3 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.0 million, plus changes in operating assets and liabilities of $0.6 million.
Cash used in operating activities for the year ended December 31, 2020 was $19.0 million consisting of a net loss of $19.2 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense offset by other non-cash items totaling $1.3 million, less changes in operating assets and liabilities of $1.1 million.
Cash flows from investing activities
Cash used in investing activities for the years ended December 2021 and 2020 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment. Cash provided by investing activities for the years ended December 31, 2021 and 2020 was due to a repayment of promissory notes of $38 thousand and $44 thousand, respectively.
Cash flows from financing activities
Cash provided by financing activities for the year ended December 2021 was $59.1 million consisting of (i) proceeds from Oxford Loan of $14.9 million (net of issuance costs), (ii) issuance of common stock of $30.0 million concurrent with closing of the merger with Millendo and (iii) cash of $17.0 million brought over by Millendo as a result of the merger, offset by payment of reverse recapitalization costs of $6.4 million. Cash provided by financing activities for the year ended December 31, 2020 was primarily related to proceeds from the issuance of Series B-1 preferred stock of $34.5 million (net of issuance costs).

Material Cash Requirements
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
Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourself.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Research and Development Expenses
We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expense. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.
We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period, which includes gathering information from multiple sources. In certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing did not correspond to the level of services provided and invoicing from clinical study sites and other vendors may not yet be available to us. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.
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
Fair Value of Common Stock—Up until the merger, the fair value of the shares of common stock underlying stock options had historically been determined by our board of directors. Because there had been no public market for our common stock before the merger, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including important developments in our operations, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our common stock, among other factors.
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
Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.
Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our Consolidated Financial Statements.

Smaller Reporting Company Status

We are a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuation. As of December 31, 2021 and 2020, we had cash and cash equivalents of approximately $51.8 million and $18.8 million, respectively, which consisted primarily of bank deposit and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEMPEST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempest Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tempest Therapeutics, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses
Description of the Matter
As described in Note 2 to the consolidated financial statements under the caption “Research and development expenses and accrued research and development”, the Company records the cost of research and development activities as they are incurred. The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Service fees are accrued based on the Company’s estimates of the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, the Company’s estimates of accrued expenses and on information available at each balance sheet date. As of December 31, 2021, the Company’s accrued clinical trial liability was $0.8 million.

Auditing the Company’s accrual for research and development expenses was challenging because of the estimation involved in determining the accrual balance, which included information that was accumulated from multiple sources. In certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing did not correspond to the level of services provided and invoicing from clinical study sites and other vendors may not yet be available to management.

How We Addressed the Matter in Our Audit
To test the accrued research and development expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimate, including, but not limited to, estimated project duration, research and manufacturing services incurred to date and terms of contractual arrangements. To assess the reasonableness of the data, we corroborated the progress of the clinical trials with Company research and development personnel and obtained third-party evidence supporting the activities performed to date. We recalculated the accrual based on executed contracts with the clinical research organizations, contract manufacturing organizations, clinical study sites and collaboration partners. We also tested subsequent invoicing received from third parties to assess the impact to the accrual at the balance sheet date and compared that to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Grand Rapids, Michigan
March 29, 2022

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Tempest Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tempest Therapeutics Inc. (the "Company") as of December 31, 2020, the related statement of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements as of and for the year ended December 31, 2020 have been prepared assuming that the Company will continue as a going concern. The Company had incurred losses since inception and had forecasted cash needs in excess of current liquidity as of December 31, 2020, which raised substantial doubt about its ability to continue as a going concern. The financial statements as of and for the year ended December 31, 2020 did not include any adjustments that might have resulted from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

San Francisco, California
May, 10, 2021 (March 29, 2022, as to the effects of the stock exchange as described in Note 1)

We began serving as the Company's auditor in 2017. In 2021 we became the predecessor auditor.

Tempest Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$51,829	$18,820
Insurance recovery of legal settlement	15,000	—
Prepaid expenses and other current assets	2,134	1,005
Total current assets	68,963	19,825
Property and equipment — net	1,113	1,110
Operating lease right-of-use assets	3,051	1,877
Other noncurrent assets	111	51
Total assets	$73,238	$22,863
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$991	$1,071
Accrued legal settlement	15,000	—
Accrued expenses	1,589	665
Current operating lease liabilities	1,442	712
Accrued compensation	912	695
Interest payable	92	—
Early option exercise liability	—	79
Total current liabilities	20,026	3,222
Loan payable (net of discount and issuance costs of $756)	15,069	—
Operating lease liabilities	2,026	1,727
Total liabilities	37,121	4,949
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value; shares 5,000,000 and 135,936,731 shares authorized at December 31, 2021 and 2020; nil and 114,686,731 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of $0 and $100,186,732 at December 31, 2021 and 2020, respectively	—	86,707
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares and 196,000,000 shares authorized at December 31, 2021 and 2020; 6,910,324 and 527,265 shares issued and outstanding, nil and 28,996 subject to repurchase at December 31, 2021 and 2020, respectively	7	1
Additional paid-in capital	136,173	2,967
Accumulated deficit	(100,063)	(71,761)
Total stockholders’ equity (deficit)	36,117	(68,793)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$73,238	$22,863
See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands except share and per share amounts)

	For the Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$17,166	$14,389
General and administrative	9,820	4,909
Loss from operations	(26,986)	(19,298)
Other (expenses) income, net:
Interest expense	(1,282)	—
Interest income and other (expense) income, net	(34)	90
Total other (expenses) income, net	(1,316)	90
Provision for income taxes	—	—
Net loss	$(28,302)	$(19,208)
Net loss per share of common stock, basic and diluted	$(7.47)	$(41.03)
Weighted-average shares of common stock outstanding, basic and diluted	3,790,303	468,161
See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — January 1, 2020	17,000,000	$16,982	25,186,738	$12,235	28,749,997	$22,755	410,429	$1	$2,188	$(52,553)	$(50,364)
Exercise of stock options	—	—	—	—	—	—	14,406	—	68	—	68
Issuance of preferred stock for cash—net of issuance costs of $265	—	—	—	—	43,749,996	34,735	—	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	73,434	—	258	—	258
Share-based compensation	—	—	—	—	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	—	—	—	—	(19,208)	(19,208)
BALANCE — December 31, 2020	17,000,000	$16,982	25,186,738	$12,235	72,499,993	$57,490	498,269	$1	$2,967	$(71,761)	$(68,793)
Exercise of stock options	—	—	—	—	—	—	33,127	—	139	—	139
Vesting of early exercised stock options	—	—	—	—	—	—	28,196	—	133	—	133
Conversion of preferred stock to common stock	(17,000,000)	(16,982)	(25,186,738)	(12,235)	(72,499,993)	(57,490)	3,692,912	4	86,703	—	86,707
Issuance of common stock for cash, net of issuance cost of $446	—	—	—	—	—	—	1,388,374	1	33,473	—	33,474
Share-based compensation	—	—	—	—	—	—	—	—	1,105	—	1,105
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(6,420)	—	(6,420)
Issuance of common stock to Millendo shareholders	—	—	—	—	—	—	1,269,446	1	18,000	—	18,001
Issuance of common stock warrants									73	—	73
Net loss	—	—	—	—	—	—	—	—	—	(28,302)	(28,302)
BALANCE — December 31, 2021	—	$—	—	$—	—	$—	6,910,324	$7	$136,173	$(100,063)	$36,117
See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(28,302)	$(19,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	374	339
Stock-based compensation expense	1,105	453
Noncash lease expense	896	476
Noncash interest and other expense, net	583	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(179)	(367)
Accounts payable	(209)	(574)
Accrued expenses and other liabilities	723	(205)
Interest payable	92	—
Operating lease liabilities	(1,040)	75
Cash used in operating activities	(25,957)	(19,017)
Investing activities:
Purchase of property and equipment	(135)	(50)
Repayment of related party note receivable	38	44
Cash used in investing activities	(97)	(6)
Financing activities:
Proceeds from issuance of series B-1 convertible preferred stock	—	35,000
Payment of preferred stock issuance costs	—	(469)
Proceeds from the issuance of common stock, net of equity issuance costs of $446	33,425	—
Borrowings on loan payable	15,000	—
Payment of loan issuance costs	(95)	—
Cash acquired in connection with the reverse recapitalization	17,045	—
Payment of reverse recapitalization transaction costs	(6,420)	—
Proceeds from option exercises	108	69
Repurchase of unvested options	—	(1)
Cash provided by financing activities	59,063	34,599
Net increase in cash and cash equivalents	33,009	15,576
Cash and cash equivalents at beginning of year	18,820	3,244
Cash and cash equivalents at end of year	$51,829	$18,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$953	$—
Non-cash investing activities: Property and equipment in accounts payable	$78	$—
Non-cash financing activities:
Vesting of early exercise stock options	$136	$258
Debt issuance costs related to financing in accrued liabilities	$—	$34
Issuance of common stock for license agreement	$49	$—
See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2021 and 2020
(In Thousands Except Share and Per Share Amount)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Description of Business

Tempest Therapeutics, Inc. (“Tempest,” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The company’s two clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both TPST-1120 and TPST-1495 are advancing through Phase 1 clinical trials designed to study both agents as monotherapies and in combination with other approved agents. In collaboration with F. Hoffmann La Roche, TPST-1120 is also advancing through a randomized first line, global, Phase 1b/2 clinical study in combination with the standard-of-care regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma. Tempest is also developing an orally-available inhibitor of TREX-1 designed to activate selectively the cGAS/STING pathway, an innate immune response pathway important for the development of anti-tumor immunity. Tempest is headquartered in South San Francisco.
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
The merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Private Tempest was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the merger: (i) Private Tempest stockholders would own a substantial majority of the voting rights; (ii) Private Tempest would designate a substantial majority of the initial members of the board of directors of the combined company; (iii) Private Tempest’s executive management team would become the management of the combined company; and (iv) the combined company would be named Tempest Therapeutics, Inc. Accordingly, for accounting purposes, the merger was treated as the equivalent of Tempest issuing stock to acquire the net assets of Millendo. As a result of the merger, the net assets of Millendo were recorded at their acquisition-date fair value in the financial statements of Private Tempest and the reported operating results prior to the merger will be those of Private Tempest. Historical per share figures of Private Tempest have been retroactively restated based on the exchange ratio of 0.0322.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In the course of its development activities, the Company had incurred losses since inception and had forecasted cash needs in excess of current liquidity as of December 31, 2020, which raised substantial doubt about its ability to continue as a going concern at that time. Management implemented a plan to remove this condition by raising additional capital. In January 2021, the Company entered into a loan agreement with a lender to borrow a term loan amount of $35.0 million of which $15.0 million was funded to the Company on January 15, 2021 (see Note 8). In addition, as a result of the merger with Millendo, the Company raised an additional $30.0 million. In July 2021, the Company also entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock through the Agent in a series of one or more ATM equity offerings. The additional capital will fund the Company’s ongoing working capital, investing, and financing requirements for at least the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying Consolidated Financial Statements have been prepared in accordance with US generally accepted accounting principles ("GAAP") and necessarily include amounts based on estimates and assumptions by management.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accruals, recoverability of long-lived assets, right-of-use assets, lease obligations, stock-based compensation and income taxes uncertainties and valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Segment Information—The Company operates and manages its business as one reportable and operating segment, which is the business of discovery and development of small molecule drugs to treat cancers. All assets and operations are in the U.S. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Moreover, the current COVID-19 pandemic, which is impacting worldwide economic activity, poses risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash and money market fund. All of the Company’s cash and money market fund are deposited in accounts with a major financial institution, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash and money market fund are held. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents consisted of bank deposits and money market funds.

Leases—The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

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

Property and Equipment—Property and equipment is recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the asset accounts and any resulting gain or loss is included in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. The estimated useful lives of the Company’s respective assets are as follows:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of the useful life of the asset or the life of the lease

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that these assets will not be recoverable, based on the forecasted undiscounted future operating cash flows expected to result from the use of long-lived assets and their eventual disposition, the Company’s carrying value of the long-lived assets is reduced to fair value based on a discounted future cash flow approach or quoted market values. For the years ended December 31, 2021 and 2020, there were no events or circumstances which required an impairment test of long-lived assets.

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

Research and Development Expenses and Accrued Research and Development—Research and development expenses are charged to expense as incurred. Research and development expenses include certain payroll and personnel expenses including stock-based compensation, laboratory supplies, consulting costs, external contract research and development expenses and facility or lease expenses. In-licensing fees and other costs to acquire technologies that are utilized in research and development, and that are not expected to have alternative future use, are expensed when incurred. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

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

The Company estimates the fair value of stock options to employees, directors and non-employees using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return, and the fair value of the underlying common stock on the date of grant. Due to the lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the life science industry. The Company uses the simplified method to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Recently Issued Accounting Pronouncements—From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by the Company as of the specified effective date.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts With Customers. The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Under the new ASU, acquiring entities are required to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022 for public business entities, and for fiscal years beginning after December 15, 2023 for all other entities. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversions and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under the new ASU, convertible instruments will now more frequently accounted for as a single unit of account. That is, a conversion feature and the host instrument in which it is embedded now generally will be treated as a single unit of account unless the conversion feature requires bifurcation under Topic 815. The ASU is effective for fiscal years beginning after December 15, 2021 for public business entities, and for fiscal years beginning after December 15, 2023 for all other entities. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. ASU 2019-12 is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company has early adopted this guidance in 2020 on a prospective basis and the impact on the Company’s financial statements was not material.
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

As part of the reverse recapitalization, the Company obtained approximately $17.0 million of cash, cash equivalents and restricted cash. The Company also obtained prepaids and other assets of approximately $1.4 million and assumed payables and accruals of approximately $0.5 million. The Company also acquired an operating lease right-of-use asset of $2.1 million and the related operating lease liability of $2.1 million. All of the development programs and associated collaboration arrangements were terminated prior to the merger and were deemed to have no value at the transaction date and the Company is winding down the legacy Millendo operations.

In addition, the Company incurred approximately $0.2 million in share-based compensation expense as a result of the acceleration of vesting of stock options at the time of merger. This amount was recorded in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2021. The Company also incurred transaction costs of approximately $6.4 million and this amount is recorded in additional paid-in capital in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2021.
4. FAIR VALUE MEASUREMENTS
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,829	$—	$—	$51,829
Total	$51,829	$—	$—	$51,829

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,820	$—	$—	$18,820
Total	$18,820	$—	$—	$18,820

5. TRANSACTIONS WITH RELATED PARTIES (AMOUNTS IN THOUSANDS)

Inception Sciences Service Agreements—Inception Sciences, Inc. ("Inception Sciences US") and Inception Sciences Canada, Inc. (Inception Sciences Canada) are subsidiaries of Versant Ventures, affiliates of which, together, are a holder of more than 5% of our capital stock. The Company has service agreements with Inception Sciences US, and Inception Sciences Canada whereby research and support services are provided to the Company. On June 30, 2020, the Company terminated these Inception Sciences service agreements. Total expenses under the service agreements consist of charges for services, equipment usage, lab supplies and other out of pocket expenses as incurred. For the years ended December 31, 2021 and 2020, the Company incurred nil and $1,315, respectively, in expenses under the Inception Sciences service agreements.

Related Party Notes Receivable—On November 19, 2017, the Company loaned three employees a total of $353 pursuant to promissory notes in order for such employees to early exercise certain stock options which had a total exercise cost of $652. The notes receivable accrue interest at 2% per year and had a maturity date of November 29, 2022. The notes receivable vest over time until maturity in conjunction with the vesting of the early-exercised stock options.

On June 25, 2021, prior to the closing of the Merger Agreement, one of the employees’ note receivable plus accrued interest totaling $278 was forgiven by the Company. This amount was recognized as compensation included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020. The remaining amounts of the notes were repaid. As of December 31, 2021 and 2020, the balance of the vested notes receivable and accrued interest was nil and $260, respectively.
6. BALANCE SHEET ITEMS (AMOUNTS IN THOUSANDS)

Prepaid expenses and other current asset consist of the following as of December 31, 2021 and 2020:

	2021	2020
Prepaid expenses	$949	$245
Prepaid research and development costs	632	441
Notes and interest receivable	—	260
Other current assets	553	59
Total	$2,134	$1,005

Property and equipment, net, consists of the following as of December 31, 2021 and 2020:

	2021	2020
Computer equipment and software	$156	$85
Furniture and fixtures	193	135
Lab equipment	748	600
Leasehold improvements	840	746
Property and equipment	1,937	1,566
Less accumulated depreciation	(824)	(456)
Property and equipment—net	$1,113	$1,110

Depreciation expense for the years ended December 31, 2021 and 2020 were $374 and $339, respectively.

Accrued liabilities as of December 31, 2021 and 2020 consist of the following:

	2021	2020
Accrued other liabilities	$748	$441
Accrued clinical trial liability	841	224
	$1,589	$665
7. COMMITMENTS AND CONTINGENCIES (AMOUNTS IN THOUSANDS)

Facilities Lease Agreements—In February 2019, the Company entered into a 5-year office lease agreement for a 9,780 square feet facility in South San Francisco, California (“SSF Lease”). The remaining lease term of the SSF Lease is two years and two months as of December 31, 2021.

As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 2.4 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”) of which one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. There were no other leases assumed by the Company as of December 31, 2021.

As of December 31, 2021 and 2020, the balance of the operating lease right of use assets were $3,051 and $1,877, respectively, and the related operating lease liability were $3,468 and $2,439, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $1,039 and $665 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, future minimum annual lease payments under the Company’s operating lease liabilities for the SSF Lease and Ann Arbor Leases were as follows:

Total Commitment
Year Ending	(in thousands)
2022	$1,603
2023	1,647
2024	443
Total minimum lease payments	3,693
Less: imputed interest	(225)
Present value of operating lease obligations	3,468
Less: current portion	1,442
Noncurrent operating lease obligations	$2,026

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021 and 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. No material proceedings have occurred since the case was filed. On February 25, 2022, the parties filed a joint status report with the Court.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million will be funded entirely by insurance. All defendants expressly deny liability. The settlement is subject to both preliminary and final approval. The amount of $15 million was recorded as Accrued legal settlement with offsetting Insurance recovery of legal settlement in the accompanying consolidated balance sheet as of December 31, 2021.

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

With respect to the two OvaScience matters described above (Cima v. Dipp and Chiu v. Dipp), the Company is unable to estimate potential losses, if any. However, the Company believes the matters are without merit, and that in light of applicable insurance, any material exposure to the Company is remote.
8. LOAN PAYABLE (AMOUNTS IN THOUSANDS)
On January 15, 2021, the Company entered into a loan agreement with a lender to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 will be available through March 31, 2022 contingent upon achievement of each of the following: (i) receipt of at least $50,000 in Series

C equity capital, (ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and (iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. And Tranche C of $10,000 is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7%. Index Rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. Monthly principal payments of $500 will begin on March 1, 2023. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of December 31, 2021, the balance of the loan payable (net of debt issuance costs) was $15,069. The carrying value of the loan approximates fair value (Level 2).
For the year ended December 31, 2021, total interest expense was $1,282.
9. CONVERTIBLE PREFERRED STOCK
As of December 31, 2021, the Company was authorized to issue up to 5,000,000 shares of preferred stock at a par value of 0.001 as a result of Private Tempest completing the merger with Millendo on June 25, 2021. As of December 31, 2020, Private Tempest was authorized to issue up to 135,936,731 shares of preferred stock at par value of 0.001.

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

In February 2018, Private Tempest issued 25,186,738 shares of Series B Preferred Stock for $1.00 per share in connection with the closing of the Series B Preferred Stock Purchase Agreement. Private Tempest’s convertible notes of $8 million and accrued interest were converted as part of the Series B offering.

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
The significant rights, preferences, and privileges of the convertible preferred stock as of December 31, 2020 were as follows:

Dividends—The holders of the Company’s convertible preferred stock are entitled to receive noncumulative dividends of 8% per share (as adjusted for stock splits, combinations, and reorganizations) per annum on each outstanding share of Series convertible preferred stock. Such dividends shall be payable only when and if declared by the Board of Directors. As of December 31, 2020, and 2019, the Company’s Board of Directors had not declared any dividends. Dividends on convertible preferred stock shall be payable in preference to and prior to any payments of any dividends on common stock. No dividends have been declared to date.
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

10. COMMON STOCK
Upon completion of the merger on June 25, 2021, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock (3,692,912 common shares) and those shares of common stock issued with its pre-merger financing of $30 million (1,136,849 common shares).
As of December 31, 2021, the Company was authorized to issue 100,000,000 shares of common stock at a par value of $0.001. Of the 100,000,000 common stock shares authorized, 6,910,324 are legally issued and outstanding at December 31, 2021 and there were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders and have the right to elect one member of the Company’s Board of Directors.
On July 23, 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100,000,000 of its common stock through the Agent.

11. STOCK COMPENSATION
In 2011, Private Tempest adopted the 2011 Equity Incentive Plan, and in 2017, Private Tempest adopted the 2017 Equity Incentive Plan, together “the Tempest Equity Plans”. Upon adoption of the 2017 Equity Incentive Plan, the 2011 Equity Incentive Plan was terminated.
The Board of Directors of Millendo adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and 2019 Employee Stock Purchase Plan (the “2019 ESPP,” and together with the 2019 Plan, the “Millendo Equity Plans”) on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. As a result of the merger, the Tempest Equity Plans and Millendo Equity Plans were assumed by the Company.
Both the Tempest Equity Plans and the 2019 Plan allow the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The 2019 ESPP enables employees to purchase shares of the Company's common stock through offerings of rights to purchase the Company’s common stock to all eligible employees.
The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors.
The number of shares of the Company's common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by the lesser of (i) 0.01 of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or (ii) 133,580 shares of the Company's common stock, unless a lesser number of shares is determined by the Board of Directors.
The Company measures employee and nonemployee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.
As of December 31, 2021, a total of 403,109 shares are available for future grant under the Tempest Equity Plans and the Millendo Equity Plans.
Options to purchase the Company’s common stock may be granted at a price not less than the fair market value in the case of both NSOs and ISOs, except for an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% percent of the fair market value per share on the grant date. Stock options granted under the Plans generally vest over four years and expire no later than ten years from the date of grant. Vested options can be exercised at any time.

Prior to the merger, the grant date fair market value of the shares of common stock underlying stock options had historically been determined by the Company’s Board of Directors. Up until the merger, there had been no public market for the Company’s common stock, and therefore the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included valuations performed by an independent third-party, important developments in the Company’s operations, sales of convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock.
The following shows the stock option activities for the years ended December 31, 2020 and 2021:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2019	264,924	$4.81
Granted	224,490	$5.90
Exercised	(14,406)	$4.76
Cancelled and forfeited	(22,843)	$4.92
Balance—December 31, 2020	452,165	$5.35
Assumed in reverse recapitalization	177,591	$179.79
Granted	307,529	$16.78
Exercised	(33,127)	$4.20
Cancelled and forfeited	(113,521)	$115.72
Balance—December 31, 2021	790,637	$32.82

The following table summarizes information about stock options outstanding at December 31, 2021:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	790,637	8.53	$32.82	$62,820
Vested and expected to vest	790,476	8.53	$32.83	$62,820
Exercisable	339,921	7.99	$60.29	$42,790
Employee Stock Options—For the years ended December 31, 2021 and 2020, the Company granted employees stock options to purchase 290,894 and 210,100 shares of common stock with a weighted-average grant date fair value of $11.26 and $3.42 per share, respectively. As of December 31, 2021, there was total unrecognized compensation costs related to unvested employee stock options of $3,341. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.
The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2021 and 2020:

	2021	2020
Expected term (in years)	5.7 - 6.1	6.0 - 6.1
Expected volatility	67% - 69%	62% - 66%
Risk-free interest rate	0.9% - 1.3%	0.4% - 0.5%
Dividends	—%	—%
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
Non-Employee Stock Options— For the years ended December 31, 2021 and 2020, the Company granted non-employees stock options to purchase 16,635 and 14,390 shares of common stock, respectively. As of December 31, 2021, there was total unrecognized compensation costs related to unvested non-employee stock options of $95. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.
Stock-Based Compensation Expense—The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020:

	2021	2020
Research and development	$303	$389
General and administrative	802	64
Total	$1,105	$453

12. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2021 and 2020, because the Company has incurred losses since inception. At December 31, 2021 and 2020 the Company concluded it was not more likely than not that it would realize its deferred tax assets, and therefore has recorded a full valuation allowance.
For the years ended December 31, 2021 and 2020, income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pre-tax loss as follows:

U.S. federal provision (benefit)	2021	2020
At statutory rate	$(5,906)	$(4,033)
State taxes	(3,887)	(1,799)
Valuation allowance	9,154	6,395
Tax credits	(767)	(604)
Stock-based compensation	1,366	37
Permanent differences	40	4
Total	$—	$—
Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are shown below.

	2021	2020
Deferred tax assets:
Net operating losses	$125,111	$23,943
Research and development tax credits	16,670	4,597
Amortization	1,094	78
Lease liability	1,027	714
Stock based compensation	3,784	254
Other	254	204
Total gross deferred tax assets	147,940	29,790
Less: valuation allowance	(146,933)	(29,073)
Total deferred tax assets	1,007	717
Deferred tax liability:
Right-of-use assets	(903)	(550)
Fixed assets	(104)	(167)
Total gross deferred tax liabilities	(1,007)	(717)
Net deferred tax assets	$—	$—

The deferred tax assets and valuation allowance increased by $117.9 million from December 31, 2020 to December 31, 2021 due primarily to the Millendo reverse merger, the generation of net operating losses, and research and development credits.
As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $452.4 million and $394.1 million, respectively. As of December 31, 2020, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $80.9 million and $80.3 million, respectively.
The federal and state net operating loss carryforwards begin to expire in 2031 and 2022, respectively, if not utilized. Federal net operating losses of $231.2 million are not subject to expiration.
As of December 31, 2021, the Company has federal and state research and development carryforwards of approximately $10.2 million and $3.2 million, respectively. The Company also has $7.4 million of Orphan Drug Credit. As of December 31, 2020, the Company has federal and state research and development carryforwards of approximately $3.9 million and $1.9 million, respectively. The federal and state credits begin to expire in 2031 and 2029, respectively, if not utilized; $2.1 million of the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2021. At least $455.8 thousand of legacy Millendo federal net operating losses are expected to expire unused due to prior ownership changes.
The Company has the following activity relating to unrecognized tax benefits as of December 31, 2021 and 2020:

	2021	2020
Beginning balance	$1,280	$1,080
Gross increase - tax positions in prior periods	2,767	—
Gross decrease - tax positions in prior periods	—	—
Gross increase - tax position in current period	246	$200
Settlements	—	—
Lapses in statutes of limitations	—	—
Ending balance	$4,293	$1,280
As of December 31, 2021 and 2020, none of the unrecognized tax benefits would impact the Company's effective tax rate due to the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively, and has not recognized penalties and interest in the accompanying statements of operations for the years ended December 31, 2021 and 2020, respectively.
The Company is subject to taxation in the United States, California, Massachusetts, and Michigan. The Company’s tax years from inception are subject to examination by the IRS and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
13. RETIREMENT PLAN
The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There was no contribution from the Company for the years ended December 31, 2021 and 2020.
14. NET LOSS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2021 and 2020 (in thousands except share and per share amounts):

Numerator:	2021	2020
Net loss	$(28,302)	$(19,208)
Denominator:
Weighted-average common shares outstanding	3,799,392	521,146
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(9,089)	(52,985)
Weighted-average shares used to computing basic and diluted net loss per share	3,790,303	468,161

Net loss per share attributable to common stockholders—basic and diluted	$(7.47)	$(41.03)

As of December 31, 2021 and 2020, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. Based on the amounts outstanding as of December 31, 2021 and 2020, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	2021	2020
Series A preferred stock	—	547,400
Series B preferred stock	—	811,013
Series B-1 preferred stock	—	2,334,500
Options to purchase common stock	790,637	452,166
Unvested restricted common stock	—	28,996
Common stock warrants	6,036	—
	796,673	4,174,075
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting set forth below; provided, however, that we have made improvements with respect to addressing such material weaknesses and will continue to execute on an existing plan to remedy them.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d (f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In preparing the financial statements as of and for the year ended December 31, 2020, our management identified material weaknesses in its internal control over financial reporting. The material weaknesses identified were as follows:

(i)     There was a material weakness in our internal control environment over financial reporting as a result of insufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting.

(ii)     There was a material weakness in our internal control activities due to a failure in design and implementation of controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, Tempest failed to properly review and evaluate progress of expense incurred in clinical trial contracts which resulted in the inaccurate actual of its clinical trial expenses.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management, under the supervision of its Chief Executive Officer, has undertaken a plan to remediate the material weaknesses identified above, including adjustment to the methodology used to reflect clinical trial expenses in our financial statements and leveraging additional accounting resources. The additional efforts summarized below, which are in the process of being implemented, are intended to finalize the remediation, which our management expects to complete in the first half of 2022.

(i)     We will seek to recruit and hire additional accounting personnel with appropriate experience, certification, education and training to help design, implement, document and operate effective internal controls over financial reporting; and

(ii)     We will finalize our internal control design, and implement management review controls to review clinical trial expenses and the completeness of our reserves based on the status of clinical development and the progress of expense incurred.

Our management cannot assure you that the material weaknesses identified will be remediated on the timelines currently anticipated by us, or at all, or that there will not be additional material weaknesses or significant deficiencies in the future.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Consolidated Financial Statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Attestation Report of the Registered Public Accounting Firm.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report:
(a)(1)     Financial Statements
The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”
(a)(2)     Financial Statement Schedules
All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.
(a)(3)     Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2†	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	S-4/A	333-255198	4.2	5/4/2021
10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021
10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021
10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan					X
10.13+	2019 Equity Incentive Plan	8-K	001-35890	10.1	6/13/2019
10.14+	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019
10.15+	Form of RSU Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.8	8/12/2019
10.16+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020
10.17+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020
10.18+	2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/13/2019
10.19	Loan and Security Agreement, dated January 15, 2021, by and among Oxford Finance LLC, the Lenders party thereto, and Tempest	S-4/A	333-255198	10.3	5/4/2021
10.20+	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021
10.21+	Employment Agreement, dated July 7, 2021, by and between the Company and Stephen Brady	8-K	001-35890	10.2	7/07/2021
10.22+	Employment Agreement, dated July 7, 2021, by and between the Company and Thomas Dubensky, Ph.D.	8-K	001-35890	10.3	7/07/2021
10.23+	Employment Agreement, dated July 7, 2021, by and between the Company and Samuel Whiting, M.D., Ph.D.	8-K	001-35890	10.4	7/07/2021
10.24†	Lease Agreement, dated February 22, 2019, by and between ARE-San Francisco No. 17, LLC and Tempest Therapeutics, Inc.	S-4/A	333-255198	10.1	5/4/2021
10.25†	First Amendment to Lease, dated June 28, 2019, by and between ARE-San Francisco No. 17, LLC and Tempest Therapeutics, Inc.	S-4/A	333-255198	10.2	5/4/2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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
						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

_______________________________________
+     Indicates management contract or compensatory plan.
† Filed previously.
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
Chief Executive Officer (Principal Executive Officer)
By: /s/ Nicholas Maestas
Nicholas Maestas
Vice-President, Strategy and Finance (Principal
Financial Officer)

Date: March 29, 2022
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Brady and Nicolas Maestas, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Tempest Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen Brady	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2022
Stephen Brady

/s/ Nicholas Maestas	Vice President, Strategy and Finance (Principal Financial Officer)	March 29, 2022
Nicholas Maestas

/s/ Pierre Lorenzo	Corporate Controller, Treasurer and Secretary (Principal Accounting Officer)	March 29, 2022
Pierre Lorenzo

/s/ Michael Rabb	Chairman of the Board of Directors	March 29, 2022
Michael Rabb

/s/ Thomas Dubensky	President and Director	March 29, 2022
Thomas Dubensky, Ph.D.

/s/ Geoff Nichol	Director	March 29, 2022
Geoff Nichol, M.B., Ch.B., M.B.A.

/s/ Christine Pellizzari	Director	March 29, 2022
Christine Pellizzari

/s/ Ronit Simantov	Director	March 29, 2022
Ronit Simantov, M.D.

/s/ Thomas Woiwode	Director	March 29, 2022
Thomas Woiwode, Ph.D.