Form 10-K/A
period 2021-12-31
Tempest Therapeutics, Inc.
filed 2022-04-01
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K/A
(Amendment No. 1)

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
Registrant’s telephone number, including area code: (
415
)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☐    No
☒
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by the Annual Report on Form
10-K
which is being amended hereby, are incorporated by reference into Part III of the Annual Report on Form
10-K.

Auditor Firm ID: 42 Auditor Firm ID: 34	Auditor Name: Ernst & Young LLP Auditor Name: Deloitte & Touche LLP	Auditor Location: Grand Rapids, Michigan Auditor Location: San Francisco, California

EXPLANATORY NOTE
Tempest Therapeutics, Inc. (the “Company,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) to our Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021 (the “Form
10-K”),
which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022, to file Exhibits 4.1 and 21.1 to the
Form 10-K,
which were unintentionally omitted from the
Form 10-K.
As required by
Rule 12b-15
under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. Item 15 of Part IV is also being amended to reflect the filing of these new certifications, the filing of Exhibits 4.1 and 21.1, the sequential renumbering of certain exhibits, the removal of inapplicable legends and the addition of Exhibit 104.
No other changes have been made to the Form
10-K
other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form
10-K
or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form
10-K
in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form
10-K.

1

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are included in Item 8. “Financial Statements and Supplementary Data” of the Form
10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes included in the Form
10-K.
(a)(3) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021

3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

4.2	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	S-4/A	333-255198	4.2	5/4/2021

10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021

10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021

10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan	10-K	001-35890	10.3	3/29/22

10.4 +	2019 Equity Incentive Plan	8-K	001-35890	10.1	6/13/2019

10.5 +	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019

10.6 +	Form of RSU Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.8	8/12/2019

10.7 +	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020

10.8 +	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020

10.9 +	2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/13/2019

10.10	Loan and Security Agreement, dated January 15, 2021, by and among Oxford Finance LLC, the Lenders party thereto, and Tempest	S-4/A	333-255198	10.3	5/4/2021

10.11 +	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021

10.12 +	Employment Agreement, dated July 7, 2021, by and between the Company and Stephen Brady	8-K	001-35890	10.2	7/07/2021

10.13 +	Employment Agreement, dated July 7, 2021, by and between the Company and Thomas Dubensky, Ph.D.	8-K	001-35890	10.3	7/07/2021

10.14 +	Employment Agreement, dated July 7, 2021, by and between the Company and Samuel Whiting, M.D., Ph.D.	8-K	001-35890	10.4	7/07/2021

10.15	Lease Agreement, dated February 22, 2019, by and between ARE-San Francisco No. 17, LLC and Tempest Therapeutics, Inc.	S-4/A	333-255198	10.1	5/4/2021

10.16	First Amendment to Lease, dated June 28, 2019, by and between ARE-San Francisco No. 17, LLC and Tempest Therapeutics, Inc.	S-4/A	333-255198	10.2	5/4/2021

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	10-K	001-35890	23.1	3/29/22

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm	10-K	001-35890	23.2	3/29/22

24.1	Power of Attorney (included on signature page to the Form 10-K)	10-K	001-35890	24.1	3/29/22

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-35890	31.1	3/29/22

1

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-35890	31.2	3/29/22

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 ^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002	10-K	001-35890	32.1	3/29/22

101.INS	Inline XBRL Instance Document	10-K	001-35890	101.INS	3/29/22

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-35890	101.SCH	3/29/22

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-35890	101.CAL	3/29/22

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-35890	101.DEF	3/29/22

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-35890	101.LAB	3/29/22

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-35890	101.PRE	3/29/22

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

+	Indicates management contract or compensatory plan.
^
These certifications were furnished solely to accompany the Annual Report pursuant to 18 U.S.C. Section 1350, and were not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPEST THERAPEUTICS, INC.

By:	/s/ Stephen Brady
Stephen Brady
Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2022

3