Form 10-Q
period 2022-03-31
Tempest Therapeutics, Inc.
filed 2022-05-13
CIK 1544227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 11, 2022 was 10,323,006.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could”, “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; our ability to protect our intellectual property rights; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,754	$51,829
Insurance recovery of legal settlement	15,000	15,000
Prepaid expenses and other current assets	1,956	2,134
Total current assets	62,710	68,963
Property and equipment — net	1,024	1,113
Operating lease right-of-use assets	2,739	3,051
Other noncurrent assets	480	111
Total assets	$66,953	$73,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$684	$991
Accrued legal settlement	15,000	15,000
Accrued expenses	3,234	1,589
Current operating lease liabilities	1,473	1,442
Accrued compensation	330	912
Interest payable	94	92
Total current liabilities	20,815	20,026
Loan payable (net of discount and issuance costs of $692 and $756, respectively)	15,133	15,069
Operating lease liabilities	1,648	2,026
Total liabilities	37,596	37,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 7,173,094 and 6,910,324 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	137,904	136,173
Accumulated deficit	(108,554)	(100,063)
Total stockholders’ equity	29,357	36,117
Total liabilities and stockholders’ equity	$66,953	$73,238

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$5,109	$3,592
General and administrative	3,052	1,535
Loss from operations	(8,161)	(5,127)
Other (expense) income, net:
Interest expense	(333)	(231)
Interest and other (expense) income, net	3	3
Total other (expense) income, net	(330)	(228)
Provision for income taxes	—	—
Net loss	$(8,491)	$(5,355)
Net loss per share of common stock, basic and diluted	$(1.18)	$(10.55)
Weighted-average shares of common stock outstanding, basic and diluted	7,167,255	507,450

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands except share amounts)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $44	262,770	—	1,403	—	1,403
Share-based compensation	—	—	328	—	328
Net loss	—	—	—	(8,491)	(8,491)
BALANCE — March 31, 2022	7,173,094	$7	$137,904	$(108,554)	$29,357

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
BALANCE — December 31, 2020	498,269	$1	$2,967	$(71,761)	$(68,793)
Exercise of stock options	4,368	—	20	—	20
Vesting of early exercised stock options	11,916	—	57	—	57
Share-based compensation	—	—	120	—	120
Net loss	—	—	—	(5,355)	(5,355)
BALANCE — March 31, 2021	514,553	$1	$3,164	$(77,116)	$(73,951)

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For The Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(8,491)	$(5,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	108	78
Stock-based compensation expense	328	120
Noncash lease expense	311	136
Noncash interest and other expense, net	64	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	178	(350)
Accounts payable	(323)	(314)
Accrued expenses and other liabilities	1,063	(480)
Interest payable	2	92
Operating lease liabilities	(347)	(240)
Cash used in operating activities	(7,107)	(6,310)
Investing activities:
Purchase of property and equipment	(3)	(14)
Cash used in investing activities	(3)	(14)
Financing activities:
Proceeds from the issuance of common stock, net of equity issuance costs	1,403	—
Borrowings on loan payable	—	15,000
Payment of loan issuance costs	—	(59)
Proceeds from option exercises	—	3
Cash provided by financing activities	1,403	14,944
Net (decrease) increase in cash and cash equivalents	(5,707)	8,620
Cash, cash equivalents and restricted cash at beginning of period	51,829	18,820
Cash, cash equivalents and restricted cash at end of period	$46,122	$27,440
Supplemental disclosure of cash flow information:
Cash paid for interest	$268	$108
Non-cash investing activities: Property and equipment in accounts payable	$16	$—
Non-cash financing activities:
Vesting of early exercise stock options	$—	$57

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements
(Amounts are in thousands except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business—Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both TPST-1120 and TPST-1495 are advancing through Phase 1 clinical trials designed to study both agents as monotherapies and in combination with other approved agents. In collaboration with F. Hoffmann La Roche, TPST-1120 is also advancing through a randomized first line, global, Phase 1b/2 clinical study in combination with the standard-of-care regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma. Tempest is also developing an orally available inhibitor of TREX-1 designed to activate selectively the cGAS/STING pathway, an innate immune response pathway important for the development of anti-tumor immunity. Tempest is headquartered in South San Francisco, California.

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

On June 25, 2021, Private Tempest completed the merger with Millendo in accordance with the Merger Agreement. Prior to the effective time of the merger, Millendo effected a 1-for-15 reverse stock split, and right after the merger, Millendo changed its name to Tempest Therapeutics, Inc. Under the terms of the Merger Agreement, immediately prior to the effective time of the merger, each share of Private Tempest’s preferred stock was converted into a share of Private Tempest’s common stock. At closing of the merger, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock, resulting in approximately 6,635,345 shares of the Company’s common stock being issued and outstanding immediately following the effective time of the merger. The Company also assumed all of the outstanding and unexercised stock options and warrants to purchase shares of Private Tempest capital stock. The assumed options continue to be governed by the terms of the 2011 and 2017 Equity Incentive Plans (as discussed more in Note 10) under which the options were originally granted, with such options hence forth representing the right to purchase a number of shares of the Company’s common stock equal to 0.0322 multiplied by the number of shares of Private Tempest common stock previously represented by such options.

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

Liquidity and Management Plans—The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash and cash equivalents as of March 31, 2022 will be sufficient to fund the Company’s cash requirements for the next 12 months following the issuance of these financial statements.

On April 29, 2022, the Company completed a $15 million private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Gross proceeds from the PIPE financings total approximately $15.0 million, before deducting offering expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies -- The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2022. There have been no material changes to the significant accounting policies during the period ended March 31, 2022, except for items mentioned below.

Basis of Presentation—The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has prepared the accompanying condensed consolidated financial statements on the same basis as the audited financial statements, and the unaudited interim financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position and results of operations for these periods.

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

3. MILLENDO MERGER

As described in Note 1, Private Tempest merged with the Company on June 25, 2021. The merger was accounted for as a reverse recapitalization with Private Tempest as the accounting acquirer. The primary pre-combination assets of Millendo were cash, cash equivalents and restricted cash. Under reverse recapitalization accounting, the assets and liabilities of Millendo were recorded at their fair value which approximated book value due to the short-term nature of the instruments. No goodwill or intangible assets were recognized. Consequently, the condensed consolidated financial statements of Tempest reflect the operations of Millendo for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer.

As part of the reverse recapitalization, the Company obtained approximately $17.0 million of cash, cash equivalents and restricted cash. The Company also obtained prepaids and other assets of approximately $1.4 million and assumed payables and accruals of approximately $0.5 million. The Company also acquired the operating lease right-of-use asset of $2.1 million and the related operating lease liability of $2.1 million. All of the development programs and associated collaboration arrangements were terminated prior to the merger and were deemed to have no value at the transaction date and the Company is winding down the legacy Millendo operations.

The Company incurred transaction costs of approximately $6.4 million and this amount is recorded in additional paid-in capital in the condensed consolidated statements of stockholders’ equity for the year ended December 31, 2021.

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,754	$—	$—	$45,754
Total	$45,754	$—	$—	$45,754

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,829	$—	$—	$51,829
Total	$51,829	$—	$—	$51,829

5. BALANCE SHEET ITEMS

Prepaid expenses and other current asset consist of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Prepaid expenses	$643	$949
Prepaid research and development costs	622	632
Other current assets	691	553
Total	$1,956	$2,134

Property and equipment, net, consists of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Computer equipment and software	$162	$156
Furniture and fixtures	203	193
Lab equipment	751	748
Leasehold improvements	840	840
Property and equipment	1,956	1,937
Less accumulated depreciation	(932)	(824)
Property and equipment—net	$1,024	$1,113

Depreciation expense for the three months ended March 31, 2022 and 2021 were $108 and $78, respectively.

Accrued liabilities as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021
Accrued other liabilities	$2,249	$748
Accrued clinical trial liability	985	841
	$3,234	$1,589

6. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements—In February 2019, the Company entered into a 5-year office lease agreement for a 9,780 square feet facility in South San Francisco, California (“SSF Lease”). The remaining lease term of the SSF Lease is one year and eleven months as of March 31, 2022.

As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 2.1 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”) of which one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. There were no other leases assumed by the Company as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the balance of the operating lease right of use assets were $2,739 and $3,051, respectively, and the related operating lease liability were $3,121 and $3,468 respectively, as shown in the accompanying condensed consolidated balance sheets.

Rent expense was $359 and $161 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, future minimum annual lease payments were as follows:

Total Commitment
Year Ending
2022 (excluding the three months ended March 31, 2022)	$1,209
2023	1,647
2024	443
Total minimum lease payments	3,299
Less: imputed interest	(178)
Present value of operating lease obligations	3,121
Less: current portion	(1,473)
Noncurrent operating lease obligations	$1,648

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California. The lease is scheduled to commence in October 2022. Related to this office lease agreement, the Company entered into a letter of credit with a bank to deposit $368 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying condensed consolidated balance sheet as of March 31, 2022.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. No material proceedings have occurred since the case was filed. On February 25, 2022, the parties filed a joint status report with the Court. During a May 4, 2022 status conference, the court continued the stay and scheduled a further status conference for June 14, 2022.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million will be funded entirely by insurance. All defendants expressly deny liability. On April 1, 2022, the Court preliminarily approved the settlement. The settlement remains subject to final approval. The amount of $15 million was recorded as Accrued legal settlement with offsetting Insurance recovery of legal settlement in the accompanying condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

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

7. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with a lender to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 will be available through March 31, 2022 contingent upon achievement of each of the following: i) receipt of at least $50,000 in Series C equity capital, ii) initiation of the Phase 1 combination study of TPST-1495 or monotherapy expansion study, and iii) initiation of Phase 2 trial of TPST-1120 or the 1L Triplet Collaboration study. And Tranche C of $10,000 is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7%. Index Rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. Monthly principal payments of $500 will begin on March 1, 2023. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of March 31, 2022, the balance of the loan payable (net of debt issuance costs) was $15,133. The carrying value of the loan approximates fair value (Level 2).

For the three months ended March 31, 2022 and 2021, total interest expense was $333 and $231, respectively.

8. CONVERTIBLE PREFERRED STOCK

Prior to the merger with Millendo on June 25, 2021, Private Tempest had issued and outstanding convertible preferred stock. The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Private Tempest as of December 31, 2020 and March 31, 2021 were as follows (in thousands except share and per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Proceeds Net of Issuance Cost	Net Carrying Value
Series A	17,000,000	17,000,000	$1.00	$17,000	$16,982	$16,982
Series B	25,186,738	25,186,738	1.00	25,187	24,943	12,235
Series B-1	93,749,993	72,499,993	0.80	58,000	57,489	57,489
	135,936,731	114,686,731		$100,187	$99,414	$86,706

On June 25, 2021, Private Tempest completed the merger with Millendo in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the merger, each share Private Tempest’s preferred stock was converted into a share of Private Tempest’s common stock. At closing of the merger, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including 3,692,912 shares of common stock issued upon conversion of the Private Tempest preferred stock.

The significant rights, preferences, and privileges of this convertible preferred stock were as follows:

Dividends—The holders of the Company’s convertible preferred stock are entitled to receive noncumulative dividends of 8% per share (as adjusted for stock splits, combinations, and reorganizations) per annum on each outstanding share of Series convertible preferred stock. Such dividends shall be payable only when and if declared by the Board of Directors. As of December 31, 2020, the Company’s Board of Directors had not declared any dividends. Dividends on convertible preferred stock shall be payable in preference to and prior to any payments of any dividends on common stock. No dividends have been declared to date.

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

Redemption and Balance Sheet Classification— The convertible preferred stock was recorded within mezzanine equity because while it is not mandatorily redeemable, it would become redeemable at the option of the stockholders upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control.

9. COMMON STOCK AND CONVERTIBLE PREFERRED STOCK

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

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 100,000,000 shares of common stock at a par value of $0.001. Of the 100,000,000 common stock shares authorized, 7,173,094 and 6,910,324 were legally issued and outstanding at March 31, 2022 and December 31, 2021, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders and have the right to elect one member of the Company’s Board of Directors.

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell,     from time to time, up to an aggregate sales price of $100,000,000 of its common stock through Jefferies LLC.

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue up to 5,000,000 shares of preferred stock at a par value of $0.001. There was no preferred stock issued nor outstanding as of March 31, 2022 and December 31, 2021.

10. STOCK COMPENSATION

Equity Plans

In 2011 Private Tempest adopted the 2011 Equity Incentive Plan (the “2011 Plan), and in 2017, Private Tempest adopted the 2017 Equity Incentive Plan (the “2017 Plan,” and together with the 2011 Plan, “the Tempest Equity Plans”. Upon adoption of the 2017 Plan, the 2011 Plan was terminated.

The Board of Millendo adopted the 2019 Equity Incentive Plan (the “2019 Plan”) on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. As a result of the merger, the Tempest Equity Plans were assumed by the Company.

Both the 2017 Plan and the 2019 Plan allow the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The 2019 ESPP enables employees to purchase shares of the Company’s common stock through offerings of rights to purchase the Company’s common stock to all eligible employees.

The number of shares of the Company's common stock reserved for issuance under the 2019 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. On January 1, 2022, the common stock reserved for issuance was increased by 276,412 shares.

The Company measures employee and nonemployee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

As of March 31, 2022, a total of 393,598 shares are available for future grant under the 2017 Plan and 2019 Plan.

Employee Stock Ownership Plan

The Board of Millendo adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. The number of shares of the Company's common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1st of each year, for a period of up to ten years, from January 1, 2020 continuing through January 1, 2029, by the lesser of (i) 1% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or (ii) 133,580 shares of the Company's common stock, unless a lesser number of shares is determined by the Board. As of March 31, 2022, 35,621 shares of common stock remained available for future issuance under the ESPP.

Employee Stock Options

Options to purchase the Company’s common stock may be granted at a price not less than the fair market value in the case of both NSOs and ISOs, except for an employee or non-employee with options who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% of the fair market value per share on the grant date. Stock options granted under the Plans generally vest over four years and expire no later than ten (10) years from the date of grant. Vested options can be exercised at any time.

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

The following shows the stock option activities for the three months ended March 31, 2022 and 2021:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2021	790,637	$32.82
Granted	303,125	5.26
Exercised	—
Cancelled and forfeited	(17,202)	7.49
Balance—March 31, 2022	1,076,560	25.75

Balance—December 31, 2020	452,165	$5.35
Granted	62,468	10.25
Exercised	(4,368)	4.66
Cancelled and forfeited	(5,667)	5.90
Balance—March 31, 2021	504,598	5.96

The following table summarizes information about stock options outstanding at March 31, 2022:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	1,076,560	8.72	$25.75	$—
Vested and expected to vest	1,076,560	8.72	$25.75	$—
Exercisable	376,806	7.90	$55.41	$—

During the three months ended March 31, 2022 and 2021, the Company granted employees stock options to purchase 303,125 and 60,858 shares of common stock with a weighted-average grant date fair value of $4.24 and $6.13 per share, respectively. As of March 31, 2022, there was total unrecognized compensation costs related to unvested employee stock options of $3,992. These costs are expected to be recognized over a weighted-average period of approximately 3.2 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the three months ended March 31, 2022 and 2021:

	2022	2021
Expected term (in years)	6	6
Expected volatility	68%	67%
Risk-free interest rate	1.5% - 1.7%	1.0%
Dividends	—%	—%
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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022	2021
Research and development	$102	$77
General and administrative	226	43
Total	$328	$120

11. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There was no contribution from the Company for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company contributed $24 to the 401(k) Plan.

12. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three months ended March 31, 2022 and 2021 (in thousands except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2022	2021
Net loss	$(8,491)	$(5,355)
Denominator:
Weighted-average common shares outstanding	7,167,255	527,693
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(20,243)
Weighted-average shares used to computing basic and diluted net loss per share	7,167,255	507,450

Net loss per share attributable to common stockholders—basic and diluted	$(1.18)	$(10.55)

As of March 31, 2022 and 2021, the Company’s potentially dilutive securities included outstanding convertible preferred stock, stock options, unvested restricted stock and stock warrants, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. Based on the amounts outstanding as of March 31, 2022 and 2021, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Series A preferred stock	—	547,400
Series B preferred stock	—	811,013
Series B-1 preferred stock	—	2,334,500
Options to purchase common stock	1,076,560	504,598
Unvested restricted common stock	—	17,081
Common stock warrants	6,036	6,036
	1,082,596	4,220,628

13. SUBSEQUENT EVENTS

On April 29, 2022, the Company completed a $15 million private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Gross proceeds from the PIPE financings total approximately $15.0 million, before deducting offering expenses. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The securities sold in this private placement, including the shares of common stock underlying the pre-funded warrants, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in the PIPE and the shares of common stock underlying the pre-funded warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited Interim Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to March 31, 2022, we have raised $149.4 million, through sales of common stock, convertible preferred stock and issuance of debt.

We have never been profitable and has incurred operating losses in each period since inception. Our net losses were $8.5 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $108.6 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2022, we had cash and cash equivalents of $45.8 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

Recent Developments

PIPE Offering

On April 29, 2022, we completed a $15 million private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of our common stock at price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Gross proceeds from the PIPE financings total approximately $15.0 million, before deducting offering expenses. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. The securities sold in this private placement, including the shares of common stock underlying the pre-funded warrants, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. We entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the shares of common stock issued in the PIPE and the shares of common stock underlying the pre-funded warrants.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

The following table summarizes our operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Expenses:
Research and development	$5,109	$3,592
General and administrative	3,052	1,535
Total expenses	8,161	5,127
Operating loss	(8,161)	(5,127)
Interest expense	(333)	(231)
Interest and other (expense) income, net	3	3
Provision for income taxes	—	—
Net loss	$(8,491)	$(5,355)

Research and development

Our research and development expenses for the three months ended March 31, 2022 and 2021 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $1.5 million to $5.1 million for the three months ended March 31, 2022. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development outside services	$1,842	$853
Compensation expense	1,013	722
Stock-based compensation expense	102	77
Consulting and professional services	295	466
Other expenses	1,857	1,474
Total research and development expense	$5,109	$3,592

The growth in total research and development expense of $1.5 million for the three months ended March 31, 2022 was primarily attributable to expanded research and development efforts and increased fees for consulting services and compensation expenses.

General and administrative

General and administrative expenses increased by $1.5 million to $3.1 million for the three months ended March 31, 2022. The increase was primarily due to an increase of $0.1 million in compensation related expense, an increase of $0.9 million in professional and consulting fees and an increase of $0.3 million in insurance expense as a result of operating as a publicly traded company after the Millendo merger.

Other (expense) income, Net

For the three months ended March 31, 2022 and 2021, other (expense) income, net consisted of total interest expense of $333 thousand and $231 thousand, respectively, related to the Oxford Loan and interest income of $3 thousand.

Liquidity and Capital Resources

Sources of Liquidity

Since inception through March 31, 2022, our operations have been financed primarily by net cash proceeds from the sale of its common stock, convertible preferred stock and issuance of debt. As of March 31, 2022, we had $45.8 million in cash and cash equivalents and an accumulated deficit of $108.6 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of March 31, 2022 and our access to our term loan will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

On July 23, 2021, we entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock through the Agent in a series of one or more ATM equity offerings (the “ATM Program”). As of March 31, 2022, we sold 510,930 shares of common stock under the ATM Program for net proceeds of approximately $5.1 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(7,107)	$(6,310)
Cash used in investing activities	(3)	(14)
Cash provided by financing activities	1,403	14,944
Net (decrease) increase in cash and cash equivalents	$(5,707)	$8,620

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $7.1 million, consisting of a net loss of $8.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $0.8 million, plus changes in operating assets and liabilities of $0.6 million.

Cash used in operating activities for the three months ended March 31, 2021 was $6.3 million consisting of a net loss of $5.4 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $0.3 million, less changes in operating assets and liabilities of $1.2 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2022 was $1.4 million, primarily related to proceeds from the issuance of common stock of $1.4 million (net of issuance costs). Cash provided by financing activities for the three months ended March 31, 2021 was primarily related to proceeds from Oxford Loan of $14.9 million (net of issuance costs).

Material Cash Requirements

We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Recent Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting set forth below; provided, however, that we have made improvements with respect to addressing such material weaknesses and will continue to execute on an existing plan to remedy them.

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

(ii) There was a material weakness in our internal control activities due to a failure in design and implementation of     controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, Tempest failed to properly review and evaluate progress of expense incurred in clinical trial contracts which resulted in the inaccurate actual of our clinical trial expenses.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer, has undertaken a plan to remediate the material weaknesses identified above, including adjustment to the methodology used to reflect clinical trial expenses in our financial statements and leveraging additional accounting resources. The additional efforts summarized below, which are in the process of being implemented, are intended to finalize the remediation, which our management expects to complete in the first half of 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings is provided in Note 6 to the Condensed Consolidated Financial Statements contained in this report and is incorporated by reference herein.

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

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled "Risk Factors." Below is a summary of some of the risks and uncertainties as of the date of the filing of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.

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

We incurred net losses of $28.3 million for the year ended December 31, 2021, and $8.5 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $108.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are actively recruiting additional accounting personnel with appropriate experience, certification, education and training as a component of our plans to remediate the material weaknesses. We also plan to design and implement controls related to review of clinical trial expenses to properly evaluate progress of expense incurred in clinical trial contracts. To the extent that we are not able to hire and retain such individuals, or are unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future.

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

Risks Related to Our Business and Strategy

We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business plan

The development of our product candidates has been, and could continue to be, disrupted and materially adversely affected by past and continuing impacts of the COVID-19 pandemic. This is largely a result of measures imposed by the governments and hospitals in affected regions, businesses and schools were suspended due to quarantines intended to contain this outbreak. While the constraints of the pandemic are being lifted, we are still assessing the longer-term impact of the COVID-19 pandemic on our development plans, and on the ability to conduct our clinical trials. COVID-19 could continue to disrupt production and cause delays in the supply and delivery of products used in our operations, may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Additionally, if the COVID-19 pandemic has a significant impact on our business and financial results for an extended period of time, our liquidity and cash resources could be negatively impacted. The extent to which the COVID-19 pandemic and ongoing global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic. Further, the specific clinical outcomes, or future pandemic-related impacts of emerging COVID-19 variants cannot be reliably predicted.

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

We may acquire additional businesses or drugs form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

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
•political factors surrounding the approval process, such as government shutdowns; or
•business interruptions resulting from geopolitical actions, including war and terrorism such as Russia's recent incursion into Ukraine, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies, such as the ongoing COVID-19 pandemic, or
•disruptions in enrollment of our clinical trials due to the COVID-19 pandemic.

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

Clinical development is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of a New Drug Application (“NDA”) is a complicated process. We have not previously completed any clinical trials, has limited experience in preparing, submitting and supporting regulatory filings, and has not previously submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.

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

We intend to conduct a number of clinical trials for product candidates in the fields of cancer in geographies which are affected by the ongoing COVID-19 pandemic. We believe COVID-19 could have an impact on various aspects of our future clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our future various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue.

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

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider such clinical trial results sufficient to grant, or we may not be able to obtain, regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, it may lose any marketing approval that we have obtained, and we may not achieve or sustain profitability.

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

We rely on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, testing, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and does not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as in accordance with GLP, GCP and other applicable laws, regulations and standards. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The FDA and other regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fails to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials have complied with GCP. In addition, our clinical trials must be conducted with product produced in accordance with cGMP. Our failure to comply with these regulations may require us to repeat clinical trials, which could delay or prevent the receipt of regulatory approvals. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.

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
In addition, we anticipate reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

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
•redesigning our study protocols and needing to conduct additional studies as may be required by a regulator;
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

The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible, we cannot assure that the FDA would decide to grant the designation. Even if we obtain Fast Track designation and/or Breakthrough Therapy designation for one or more of our product candidates, it may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported. These designations do not guarantee qualification for the FDA’s priority review procedures or a faster review or approval process.

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

We may be unsuccessful in obtaining Orphan Drug Designation for our product candidates or transfer of designations obtained by others for future product candidates, and, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

The FDA may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to us for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of our drug by the applicable regulatory authority for a significant period of time unless we are able to show that our drug is clinically superior to the approved drug. The applicable period is seven years in the United States.

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

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the new Biden administration have each indicated that it will seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021,

President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives aimed prescription drugs. Among other provisions, the executive order directed the Secretary of the U.S. Department of Health and Human Services to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. These measures include constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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
•
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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-licenses may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

If our future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our future in-licensed patents and patent applications. For example, we cannot be certain that activities such as the maintenance and prosecution by our future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our future licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or, in the future, in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.

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

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us are to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conducts training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In April 2022, we completed a $15 million private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at price per pre-funded warrant of $2.359 to certain investors. We entered into the Registration Rights Agreement with the investors pursuant to which we agreed to file a registration statement with the SEC registering the resale of the shares of the shares of 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE. Upon the effectiveness of this registration statement and subject to certain beneficial ownership limitations contained in the pre-funded warrants, these shares will be freely tradable, without restriction, in the public market. In addition, the exercise of some or all of the pre-funded warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. In addition, shares of common stock that are subject to outstanding options and warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of May 1, 2022, our executive officers, directors and stockholders, who hold greater than 5% of our outstanding common stock, beneficially own in the aggregate approximately 79% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Millendo’s business and ours following the merger. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. We also remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of our officer and directors, as described in more detail in Part II, Item 3 under the heading “Legal Proceedings” of the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	S-4/A	333-255198	4.2	5/4/2021
10.1+	Executive Employment Agreement, dated January 12, 2022, by and between the Company and Stephen Brady
10.2+	Executive Employment Agreement, dated January 12, 2022, by and between the Company and Thomas Dubensky
10.3+	Executive Employment Agreement, dated January 12, 2022, by and between the Company and Samuel Whiting, M.D., Ph.D.
10.4+	Executive Employment Agreement, dated January 12, 2022, by and between the Company and Nicholas Maestas
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
						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

+     Indicates management contract or compensatory plan.
^    These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: May 13, 2022