Form 10-Q
period 2022-06-30
Tempest Therapeutics, Inc.
filed 2022-08-15
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2022 was 10,418,856.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,621	$51,829
Insurance recovery of legal settlement	15,000	15,000
Prepaid expenses and other current assets	1,686	2,134
Total current assets	68,307	68,963
Property and equipment, net	1,011	1,113
Operating lease right-of-use assets	1,553	3,051
Other noncurrent assets	480	111
Total assets	$71,351	$73,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,448	$991
Accrued legal settlement	15,000	15,000
Accrued expenses	2,186	1,589
Current loan payable	2,000	—
Current operating lease liabilities	1,050	1,442
Accrued compensation	638	912
Interest payable	101	92
Total current liabilities	22,423	20,026
Loan payable (net of discount and issuance costs of $524 and $756, respectively)	13,301	15,069
Operating lease liabilities, less current portion	695	2,026
Total liabilities	36,419	37,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 10,325,359 and 6,910,324 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	7
Additional paid-in capital	152,644	136,173
Accumulated deficit	(117,722)	(100,063)
Total stockholders’ equity	34,932	36,117
Total liabilities and stockholders’ equity	$71,351	$73,238

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,651	$4,229	$10,760	$7,821
General and administrative	3,123	2,556	6,175	4,091
Loss from operations	(8,774)	(6,785)	(16,935)	(11,912)
Other (expense) income, net:
Interest expense	(464)	(276)	(797)	(507)
Interest and other (expense) income, net	70	3	73	6
Total other (expense) income, net	(394)	(273)	(724)	(501)
Provision for income taxes	—	—	—	—
Net loss	$(9,168)	$(7,058)	$(17,659)	$(12,413)
Net loss per share of common stock, basic and diluted	$(0.79)	$(7.63)	$(1.88)	$(17.30)
Weighted-average shares of common stock outstanding, basic and diluted	11,573,432	925,432	9,382,515	717,618

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — March 31, 2022	7,173,094	$7	$137,904	$(108,554)	$29,357
Issuance of common stock for cash, net of issuance cost of $343	3,152,265	3	7,092	—	7,095
Share-based compensation	—	—	367	—	367
Issuance of pre-funded warrants, net of issuance cost of $283	—	—	7,281	—	7,281
Net loss	—	—	—	(9,168)	(9,168)
BALANCE — June 30, 2022	10,325,359	$10	$152,644	$(117,722)	$34,932

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — March 31, 2021	514,508	$1	$3,164	$(77,116)	$(73,951)
Exercise of stock options	6,285	—	29	—	29
Vesting of early exercised stock options	8,314	—	39	—	39
Conversion of preferred stock to common stock	3,692,912	4	86,703	—	86,707
Issuance of common stock for cash	1,136,849	1	30,009	—	30,010
Share-based compensation	—	—	411	—	411
Reverse recapitalization transaction costs	—	—	(6,074)	—	(6,074)
Record pre-merger Millendo stockholders’ equity and elimination of Millendo historical accumulated deficit	1,269,446	1	18,000	—	18,001
Net loss	—	—	—	(7,058)	(7,058)
BALANCE — June 30, 2021	6,628,314	$7	$132,281	$(84,174)	$48,114

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $387	3,415,035	3	8,495	—	8,498
Share-based compensation	—	—	695	—	695
Issuance of pre-funded warrants, net of issuance cost of $283			7,281	—	7,281
Net loss	—	—	—	(17,659)	(17,659)
BALANCE — June 30, 2022	10,325,359	$10	$152,644	$(117,722)	$34,932

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — December 31, 2020	498,224	$1	$2,967	$(71,761)	$(68,793)
Exercise of stock options	10,654	—	49	—	49
Vesting of early exercised stock options	20,229	—	96	—	96
Conversion of preferred stock to common stock	3,692,912	4	86,703	—	86,707
Issuance of common stock for cash	1,136,849	1	30,009	—	30,010
Share-based compensation	—	—	531	—	531
Reverse recapitalization transaction costs	—	—	(6,074)	—	(6,074)
Record pre-merger Millendo stockholders’ equity and elimination of Millendo historical accumulated deficit	1,269,446	1	18,000	—	18,001
Net loss	—	—	—	(12,413)	(12,413)
BALANCE — June 30, 2021	6,628,314	$7	$132,281	$(84,174)	$48,114

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For The Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(17,659)	$(12,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	220	165
Stock-based compensation expense	695	531
Non-cash lease expense	613	274
Non-cash interest and other expense, net	232	286
Changes in operating assets and liabilities:
Prepaid expenses and other assets	447	987
Accounts payable	438	5,445
Accrued expenses and other liabilities	323	(1,197)
Interest payable	9	89
Operating lease liabilities	(839)	(350)
Cash used in operating activities	(15,521)	(6,183)
Investing activities:
Purchase of property and equipment	(98)	(84)
Cash used in investing activities	(98)	(84)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	8,498	30,010
Proceeds from issuance of pre-funded warrants, net of issuance costs	7,281	—
Borrowings on loan payable	—	15,000
Payment of loan issuance costs	—	(93)
Cash acquired in connection with reverse recapitalization	—	17,045
Payment of reverse recapitalization transaction costs	—	(6,074)
Proceeds from option exercises	—	17
Cash provided by financing activities	15,779	55,905
Net increase in cash and cash equivalents	160	49,638
Cash, cash equivalents and restricted cash at beginning of period	51,829	18,820
Cash, cash equivalents and restricted cash at end of period	$51,989	$68,458
Supplemental disclosure of cash flow information:
Cash paid for interest	556	383
Non-cash operating activities: Lease modification	$884	$—
Non-cash investing activities: Property and equipment in accounts payable	$4	$—
Non-cash financing activities:
Vesting of early exercise stock options	$—	$95

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts are in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business—Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both TPST-1120 and TPST-1495 are advancing through Phase 1 clinical trials designed to study both agents as monotherapies and in combination with other approved agents. In collaboration with F. Hoffmann La Roche, TPST-1120 is also advancing through a randomized first line, global, Phase 1b/2 clinical study in combination with the standard-of-care regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma. Tempest is also developing an orally available inhibitor of TREX-1 designed to activate, selectively, the cGAS/STING pathway, an innate immune response pathway, important for the development of anti-tumor immunity. Tempest is headquartered in South San Francisco, California.

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

On June 25, 2021, Private Tempest completed the merger with Millendo in accordance with the Merger Agreement. Prior to the effective time of the merger, Millendo effected a 1-for-15 reverse stock split, and right after the merger, Millendo changed its name to Tempest Therapeutics, Inc. Under the terms of the Merger Agreement, immediately prior to the effective time of the merger, each share of Private Tempest’s preferred stock was converted into a share of Private Tempest’s common stock. At closing of the merger, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock, resulting in approximately 6,635,345 shares of the Company’s common stock being issued and outstanding immediately following the effective time of the merger. The Company also assumed all of the outstanding and unexercised stock options and warrants to purchase shares of Private Tempest capital stock. The assumed options continue to be governed by the terms of the 2011 and 2017 Equity Incentive Plans (as discussed more in Note 9) under which the options were originally granted, with such options hence forth representing the right to purchase a number of shares of the Company’s common stock equal to 0.0322 multiplied by the number of shares of Private Tempest common stock previously represented by such options.

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

Liquidity and Management Plans—The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash and cash equivalents as of June 30, 2022 will be sufficient to fund the Company’s cash requirements for the next 12 months following the issuance of these financial statements.

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies -- The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2022. There have been no material changes to the significant accounting policies during the period ended June 30, 2022.

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

As part of the reverse recapitalization, the Company obtained approximately $17.0 million of cash, cash equivalents and restricted cash. The Company also obtained prepaids and other assets of approximately $1.4 million and assumed payables and accruals of approximately $0.5 million. The Company also acquired the operating lease right-of-use asset of $2.1 million and the related operating lease liability of $2.1 million. All of the development programs and associated collaboration arrangements were terminated prior to the merger and were deemed to have no value at the transaction date and the Company has since wound down the legacy Millendo operations.

The Company incurred transaction costs of approximately $6.4 million and this amount is recorded in additional paid-in capital in the Condensed Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021.

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,621	$—	$—	$51,621
Total	$51,621	$—	$—	$51,621

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,829	$—	$—	$51,829
Total	$51,829	$—	$—	$51,829

5. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid expenses	$305	$949
Prepaid research and development costs	603	632
Other current assets	778	553
Total	$1,686	$2,134

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2022	2021
Computer equipment and software	$183	$156
Furniture and fixtures	203	193
Lab equipment	829	748
Leasehold improvements	840	840
Property and equipment	2,055	1,937
Less: accumulated depreciation	(1,044)	(824)
Property and equipment, net	$1,011	$1,113

Depreciation expense for the three and six months ended June 30, 2022 were $112 and $220, respectively. Depreciation expense for the three and six months ended June 30, 2021 were $86 and $165, respectively.

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accrued other liabilities	$1,317	$748
Accrued clinical trial liabilities	869	841
Total	$2,186	$1,589

6. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements—In February 2019, the Company entered into a 5-year office lease agreement for a 9,780 square feet facility in South San Francisco, California (“SSF Lease”). The original lease term expires on February 29, 2024. In June 2022, the lease was amended to terminate early on January 31, 2023. The amendment was not accounted for as a separate contract and the lease liability and the right-of-use asset were remeasured on the lease modification date.

As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 1.8 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”) of which one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. There were no other leases assumed by the Company as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the balance of the operating lease right-of-use assets were $1,553 and $3,051, respectively, and the related operating lease liabilities were $1,745 and $3,468 respectively, as shown in the accompanying Condensed Consolidated Balance Sheets.

Rent expense was $345 and $704 for the three and six months ended June 30, 2022, respectively. Rent expense was $161 and $322 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, future minimum lease payments under the SSF Lease and Ann Arbor Leases were as follows:

Year Ending	Total Commitment
2022 (excluding the six months ended June 30, 2022)	$808
2023	875
2024	302
Total minimum lease payments	1,985
Less: imputed interest	(240)
Present value of operating lease obligations	1,745
Less: current portion	(1,050)
Noncurrent operating lease obligations	$695

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California ("Brisbane Lease"). The lease is scheduled to commence in November 2022. Future minimum lease payments for the Brisbane Lease as of June 30, 2022 are as follows: $290 (2022), $1,748 (2023), $1,809 (2024), $1,872 (2025) and $10,009 (2026 and beyond).

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $368 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. No material proceedings have occurred since the case was filed. During a July 6, 2022 scheduling conference, the Court entered a case scheduling order. Defendants’ response to the complaint is due on September 16, 2022.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million will be funded entirely by insurance. All defendants expressly deny liability. On April 1, 2022, the Court preliminarily approved the settlement. The settlement remains subject to final approval. The amount of $15 million was recorded as Accrued legal settlement with the offsetting Insurance recovery of legal settlement in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

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

7. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with a lender to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7%. Index Rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. Monthly principal payments of $500 will begin on March 1, 2023. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of June 30, 2022, the balance of the loan payable (net of debt issuance costs) was $15,301, of which $2,000 was classified as current and $13,301 was classified as non-current. The carrying value of the loan approximates fair value (Level 2).

For the three and six months ended June 30, 2022, total interest expense was $464 and $797, respectively. For the three and six months ended June 30, 2021, total interest expense was $276 and $507, respectively.

8. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Prior to the merger with Millendo on June 25, 2021, Private Tempest had issued and outstanding convertible preferred stock. The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Private Tempest as of December 31, 2020 and June 24, 2021 were as follows (in thousands, except share and per share amounts):

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

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 10,325,359 and 6,910,324 were issued and outstanding at June 30, 2022 and December 31, 2021, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of June 30, 2022 and December 31, 2021.

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

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100,000,000 of its common stock through Jefferies LLC (the "ATM Program").

Pre-Funded Warrants

In April 2022, the Company completed a PIPE financing, which included the issuance of pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to the PIPE Investors. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

9. STOCK-BASED COMPENSATION

Equity Plans

In 2011, Private Tempest adopted the 2011 Equity Incentive Plan (the “2011 Plan), and in 2017, Private Tempest adopted the 2017 Equity Incentive Plan (the “2017 Plan”), and together with the 2011 Plan, “the Tempest Equity Plans”. Upon adoption of the 2017 Plan, the 2011 Plan was terminated.

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

On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”), which amends and restates the 2019 Plan and will be a successor to, and replacement of, the 2019 Plan. The A&R 2019 Plan had been adopted by the Company’s Board of Directors and one of the material changes was to increase the number of shares available for issuance by 1,132,252. The A&R 2019 Plan still includes the annual evergreen provision of automatically increasing on January 1st of each year the number of option shares available for issuance by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors.

Both the 2017 Plan and the A&R 2019 Plan allow the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The Company measures employee and non-employee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

As of June 30, 2022, a total of 942,590 shares are available for future grant under the 2017 Plan and A&R 2019 Plan.

Employee Stock Ownership Plan

The Board of Millendo adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”) on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Employee Stock Purchase Plan (the “A&R 2019 ESPP”), which amends and restates the 2019 ESPP. The A&R 2019 ESPP had been adopted by the Board of Directors and includes the following material changes:

•Increase in the number of shares available for issuance under the A&R 2019 ESPP by 107,596 shares; and
•Modification of the calculation of the number of shares of our common stock added automatically on January 1 of each year beginning on January 1, 2023, and continuing through (and including) January 1, 2029, to be equal to the lesser of (i) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) 500,000 shares of Common Stock.
The A&R 2019 ESPP enables employees to purchase shares of the Company’s common stock through offerings of rights to purchase the Company’s common stock to all eligible employees. As of June 30, 2022, 143,217 shares of common stock remained available for future issuance under the A&R 2019 ESPP.

Stock Options

Options to purchase the Company’s common stock may be granted at a price not less than the fair market value in the case of both NSOs and ISOs, except for an options holder who owns more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price shall be no less than 110% of the fair market value per share on the grant date. Stock options granted under the Plans generally vest over four years and expire no later than ten (10) years from the date of grant. Vested options can be exercised at any time.

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

The following shows the stock option activities for the six months ended June 30, 2022 and 2021:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2021	790,637	$32.82
Granted	893,527	3.36
Exercised	—	—
Cancelled and forfeited	(34,703)	428.76
Balance—June 30, 2022	1,649,461	8.72

Balance—December 31, 2020	452,165	$5.35
Assumed in reverse recapitalization	178,732	178.64
Granted	186,482	20.99
Exercised	(10,654)	4.60
Cancelled and forfeited	(6,316)	18.36
Balance—June 30, 2021	800,409	47.70

The following table summarizes information about stock options outstanding at June 30, 2022:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	1,649,461	9.03	$8.72	$1
Vested and expected to vest	1,649,461	9.03	$8.72	$1
Exercisable	417,033	7.84	$15.91	$—

During the six months ended June 30, 2022 and 2021, the Company granted employees and non-employees stock options to purchase 893,527 and 186,482 shares of common stock with a weighted-average grant date fair value of $2.81 and $12.70 per share, respectively. As of June 30, 2022 and 2021, total unrecognized compensation costs related to unvested employee stock options were $4,919 and $3,072, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.1 years and 1.6 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the six months ended June 30, 2022 and 2021:

	2022	2021
Expected term (in years)	5.5 - 6.1	6.0 - 6.1
Expected volatility	110% - 112%	67%
Risk-free interest rate	1.5% - 3.4%	1.0% - 1.1%
Dividends	—%	—%
Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$125	$45	$227	$122
General and administrative	242	366	468	409
Total	$367	$411	$695	$531

10. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and six months ended June 30, 2022, the Company contributed $37 and $61, respectively, to the 401(k) Plan. There was no contribution from the Company for the three and six months ended June 30, 2021.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net loss	$(9,168)	$(7,058)	$(17,659)	$(12,413)
Denominator:
Weighted-average common shares outstanding	11,573,432	937,300	9,382,515	733,679
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(11,868)	—	(16,061)
Weighted-average shares used in computing basic and diluted net loss per share	11,573,432	925,432	9,382,515	717,618
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(7.63)	$(1.88)	$(17.30)

As of June 30, 2022 and 2021, the Company’s potentially dilutive securities included outstanding convertible preferred stock, stock options, unvested restricted stock and stock warrants, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. Based on the amounts outstanding as of June 30, 2022 and 2021, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Options to purchase common stock	1,649,461	795,428
Common stock warrants	6,036	7,178
Total	1,655,497	802,606

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

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2022, we have raised $164.4 million, through sales of common stock, convertible preferred stock and issuance of debt.

We have never been profitable and has incurred operating losses in each period since inception. Our net losses were $17.7 million and $12.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $117.7 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2022, we had cash and cash equivalents of $51.6 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

Recent Developments

PIPE Financing

In April 2022, we completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of our common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership

Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. We entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors pursuant to which we filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expense. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of becoming a public company following completion of the merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our operating results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Expenses:
Research and development	$5,651	$4,229
General and administrative	3,123	2,556
Total expenses	8,774	6,785
Operating loss	(8,774)	(6,785)
Interest expense	(464)	(276)
Interest and other (expense) income, net	70	3
Provision for income taxes	—	—
Net loss	$(9,168)	$(7,058)

Research and development

Our research and development expenses for the three months ended June 30, 2022 and 2021 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $1.5 million to $5.7 million for the three months ended June 30, 2022, compared to the prior year period. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Research and development outside services	$3,686	$2,850
Compensation expense	1,010	679
Stock-based compensation expense	125	44
Consulting and professional services	374	425
Other expenses	456	231
Total research and development expense	$5,651	$4,229

The increase in research and development expense of $1.5 million for the three months ended June 30, 2022, compared to the prior year period, was primarily attributable to expanded research and development efforts incurred from contract research organizations and third-party vendors, as well as compensation expenses due to an increase in employee headcount.

General and administrative

General and administrative expenses increased by $0.5 million to $3.1 million for the three months ended June 30, 2022, compared to the prior year period. The increase was primarily due to an increase of $0.3 million in insurance expense, as a result of operating as a publicly traded company.

Other (expense) income, net

For the three months ended June 30, 2022 and 2021, other (expense) income, net consisted of total interest expense of $464 thousand and $276 thousand, respectively, related to the Oxford Loan, and interest income of $70 thousand and $3 thousand, respectively.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our operating results for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Expenses:
Research and development	$10,760	$7,821
General and administrative	6,175	4,091
Total expenses	16,935	11,912
Operating loss	(16,935)	(11,912)
Interest expense	(797)	(507)
Interest and other (expense) income, net	73	6
Provision for income taxes	—	—
Net loss	$(17,659)	$(12,413)

Research and development

Our research and development expenses for the six months ended June 30, 2022 and 2021 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $3.0 million to $10.8 million for the six months ended June 30, 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Research and development outside services	$6,900	$4,963
Compensation expense	2,023	1,400
Stock-based compensation expense	227	122
Consulting and professional services	669	891
Other expenses	941	445
Total research and development expense	$10,760	$7,821

The increase in research and development expense of $3.0 million for the six months ended June 30, 2022, compared to the prior year period, was primarily attributable to expanded research and development efforts incurred from contract research organizations and third-party vendors, as well as compensation expenses due to an increase in employee headcount.

General and administrative

General and administrative expenses increased by $2.1 million to $6.2 million for the six months ended June 30, 2022, compared to the prior year period. The increase was primarily due to an increase of $1.2 million in professional and consulting fees and an increase of $0.6 million in insurance expense, as a result of operating as a publicly traded company.

Other (expense) income, net

For the six months ended June 30, 2022 and 2021, other (expense) income, net consisted of total interest expense of $797 thousand and $507 thousand, respectively, related to the Oxford Loan, and interest income of $73 thousand and $6 thousand, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception through June 30, 2022, our operations have been financed primarily by net cash proceeds from the sale of common stock, pre-funded warrants to purchase common stock, convertible preferred stock and issuance of debt. As of June 30, 2022, we had $51.6 million in cash and cash equivalents and an accumulated deficit of $117.7 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of June 30, 2022 will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

On January 15, 2021, we entered into a loan and security agreement with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded on January 15, 2021. Tranche B of $10.0 million expired on March 31, 2022. Tranche C of $10,000 is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an index rate plus 7%. The index rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. As of June 30, 2022, the balance of the loan payable (net of debt issuance costs) was $15,301, of which $2,000 was classified as current and $13,301 was classified as non-current.

On July 23, 2021, we entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock through the Agent in a series of one or more ATM equity offerings (the “ATM Program”).

In April 2022, the Company completed a PIPE financing, which included the issuance of pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to the PIPE Investors. Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(15,521)	$(6,183)
Cash used in investing activities	(98)	(84)
Cash provided by financing activities	15,779	55,905
Net increase in cash and cash equivalents	$160	$49,638

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $15.5 million, consisting of a net loss of $17.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.8 million, plus changes in operating assets and liabilities of $0.4 million.

Cash used in operating activities for the six months ended June 30, 2021 was $6.2 million consisting of a net loss of $12.4 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.2 million, plus changes in operating assets and liabilities of $5.0 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2022 and 2021 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2022 was $15.8 million, primarily related to proceeds from the issuance of common stock of $1.3 million from the ATM program, and issuance of common stock of $7.2 million and pre-funded warrants of $7.3 million related to the PIPE financing.

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

Our material cash requirements as of June 30, 2022 primarily relate to the maturities of the principal obligations under our long term debt, operating leases for office space, trade payables, and accrued expenses. As of June 30, 2022, we have $22.4 million payable within 12 months.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting set forth below; provided, however, that we have made improvements with respect to addressing such material weaknesses and will continue to execute on an existing plan to remedy them.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer, has undertaken a plan to remediate the material weaknesses identified above, including adjustment to the methodology used to reflect clinical trial expenses in our financial statements and leveraging additional accounting resources. The additional efforts summarized below are intended to finalize the remediation. Significant progress has been made towards implementing these initiatives and our management expects to complete these efforts in the third quarter of 2022.

(i) We have hired additional accounting personnel with appropriate experience, certification, education and training to help design, implement, document and operate effective internal controls over financial reporting; and

(ii) We will finalize our internal control design, and implement management review controls to review clinical trial expenses and the completeness of our reserves based on the status of clinical development and the progress of expense incurred.

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

Changes in Internal Control over Financial Reporting

Other than remediation measures associated with the material weaknesses discussed above, there were no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Public health threats could have an adverse effect on our clinical trials and financial results.

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

•We may rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.

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

•Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

•Our owned and in-licensed patents and patent applications may not provide sufficient protection of our product candidates or result in any competitive advantage.

•The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.

•Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

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

We incurred net losses of $17.7 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $117.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Our Business and Strategy

Public health threats could have an adverse effect on our clinical trials and financial results

We face various risks related to epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic, including newly discovered strains of the virus, which could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any future business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

COVID-19 could continue to disrupt production and cause delays in the supply and delivery of products used in our operations, may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Stephen Brady, our President, Thomas Dubensky and our Chief Medical Officer, Sam Whiting. The loss of services of Messrs. Brady, Dubensky or Whiting, or any of our other senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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
•political factors surrounding the approval process, such as government shutdowns; or
•business interruptions resulting from geopolitical actions, including war and terrorism such as the Russia-Ukraine war, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies, such as the ongoing COVID-19 pandemic, or
•disruptions in enrollment of our clinical trials due to the ongoing COVID-19 pandemic.

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

Clinical development is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of Phase 3 trials and the submission of a New Drug Application (“NDA”) is a complicated process. We have not previously completed any clinical trials, have limited experience in preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including, without limitation, the impact of the ongoing COVID-19 pandemic or other health threats. The timely completion of clinical trials in accordance with our protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until our conclusion. The enrollment of patients depends on many factors, including:

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
•Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and we may be subject to criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from the ongoing COVID-19 pandemic, Russia-Ukraine war or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In April 2022, we completed a $15 million private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to certain investors. Pursuant to a registration rights agreement with the investors, we filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE. As a result, subject to certain beneficial ownership limitations contained in the pre-funded warrants, these shares are freely tradable, without restriction, in the public market. In addition, the exercise of some or all of the pre-funded warrants will increase the number of shares of our outstanding common stock, which may dilute the ownership percentage or voting power of our stockholders. In addition, shares of common stock that are subject to outstanding options and warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rule 144 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of June 30, 2022, our executive officers, directors and stockholders, who hold greater than 5% of our outstanding common stock, beneficially own in the aggregate approximately 79% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, ongoing inflation in the United States and other markets and responses from central banks have resulted in volatility in the capital markets and other ongoing macroeconomic impacts, which may include increased unemployment and decreased consumer demand. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of Pre-Funded Warrant	8-K	001-35890	4.1	5/2/2022
10.1	Securities Purchase Agreement, dated April 26, 22, by and among Tempest Therapeutics, Inc. and the persons party thereto	8-K	001-35890	10.1	5/2/2022
10.2	Registration Rights Agreement, dated April 26, 22, by and among Tempest Therapeutics, Inc. and the persons party thereto	8-K	001-35890	10.2	5/2/2022
10.3+	Tempest Therapeutics, Inc. Amended and Restated 2019 Equity Incentive Plan	8-K	001-35890	10.1	6/21/2022
10.4+	Tempest Therapeutics, Inc. Amended and Restated 2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/21/2022
10.5	Agreement for Termination of Lease and Voluntary Surrender of Premises					X
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
						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.
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

Date: August 15, 2022