Form 10-Q
period 2022-09-30
Tempest Therapeutics, Inc.
filed 2022-11-08
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-35890

Tempest Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1472564
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
7000 Shoreline Court, Suite 275
South San Francisco, California	94080
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 798-8589
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading	Name of each exchange
	Symbol(s)	on which registered
Common Stock, $0.001 par value	TPST	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2022 was 10,517,099.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,791	$51,829
Insurance recovery of legal settlement	15,200	15,000
Prepaid expenses and other current assets	2,266	2,134
Total current assets	60,257	68,963
Property and equipment, net	919	1,113
Operating lease right-of-use assets	1,312	3,051
Other non-current assets	683	111
Total assets	$63,171	$73,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$925	$991
Accrued legal settlement	15,200	15,000
Accrued expenses	2,585	1,589
Current loan payable	3,500	—
Current operating lease liabilities	871	1,442
Accrued compensation	859	912
Interest payable	119	92
Total current liabilities	24,059	20,026
Loan payable (net of discount and issuance costs of $489 and $756, respectively)	11,836	15,069
Operating lease liabilities, less current portion	503	2,026
Total liabilities	36,398	37,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 10,517,099 and 6,910,324 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	7
Additional paid-in capital	153,432	136,173
Accumulated deficit	(126,669)	(100,063)
Total stockholders’ equity	26,773	36,117
Total liabilities and stockholders’ equity	$63,171	$73,238

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,973	$4,630	$16,733	$12,451
General and administrative	2,798	3,106	8,973	7,197
Loss from operations	(8,771)	(7,736)	(25,706)	(19,648)
Other (expense) income, net:
Interest expense	(389)	(437)	(1,186)	(944)
Interest and other (expense) income, net	213	63	286	69
Total other (expense) income, net	(176)	(374)	(900)	(875)
Provision for income taxes	—	—	—	—
Net loss	$(8,947)	$(8,110)	$(26,606)	$(20,523)
Net loss per share of common stock, basic and diluted	$(0.66)	$(1.21)	$(2.46)	$(7.49)
Weighted-average shares of common stock outstanding, basic and diluted	13,635,927	6,717,655	10,815,900	2,739,602
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(89)	—	(89)
Comprehensive loss	$(8,947)	$(8,199)	$(26,606)	$(20,612)

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts

Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$—	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $44	262,770	—	1,403	—	—	1,403
Share-based compensation	—	—	328	—	—	328
Net loss	—	—	—	—	(8,491)	(8,491)
BALANCE — March 31, 2022	7,173,094	7	137,904	—	(108,554)	$29,357
Issuance of common stock for cash, net of issuance cost of $343	3,152,265	3	7,092	—	—	7,095
Share-based compensation	—	—	367	—	—	367
Issuance of pre-funded warrants, net of issuance cost of $283	—	—	7,281	—	—	7,281
Net loss	—	—	—	—	(9,168)	(9,168)
BALANCE — June 30, 2022	10,325,359	10	152,644	—	(117,722)	34,932
Issuance of common stock for cash, net of issuance cost of $111	191,740	—	350	—	—	350
Share-based compensation	—	—	438	—	—	438
Net loss	—	—	—	—	(8,947)	(8,947)
BALANCE — September 30, 2022	10,517,099	10	153,432	—	(126,669)	26,773

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts

Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE — December 31, 2020	498,224	$1	$2,967	$—	$(71,761)	$(68,793)
Exercise of stock options	4,368	—	20	—	—	20
Vesting of early exercised stock options	11,916	—	57	—	—	57
Share-based compensation	—	—	120	—	—	120
Net loss	—	—	—	—	(5,355)	(5,355)
BALANCE — March 31, 2021	514,508	$1	$3,164	$—	$(77,116)	$(73,951)
Exercise of stock options	6,285	—	29	—	—	29
Vesting of early exercised stock options	8,314	—	39	—	—	39
Conversion of preferred stock to common stock	3,692,912	4	86,703	—	—	86,707
Issuance of common stock for cash	1,136,849	1	30,009	—	—	30,010
Share-based compensation	—	—	411	—	—	411
Reverse capitalization transaction costs	—	—	(6,074)	—	—	(6,074)
Record pre-merger Millendo stockholders' equity and elimination of Millendo historical accumulated deficit	1,269,446	1	18,000	—	—	18,001
Net loss	—	—	—	—	(7,058)	(7,058)
BALANCE — June 30, 2021	6,628,314	$7	$132,281	$—	$(84,174)	$48,114
Foreign currency translation adjustment	—	—	—	(89)	—	(89)
Exercise of stock options	15,226	—	48	—	—	48
Vesting of early exercised stock options	8,631	—	37	—	—	37
Issuance of common stock for cash, net of issuance cost of $349	248,424	—	3,513	—	—	3,513
Share-based compensation	—	—	296	—	—	296
Reverse recapitalization transaction costs	—	—	(346)	—	—	(346)
Issuance of common stock warrants	—	—	73	—	—	73
Net loss	—	—	—	—	(8,110)	(8,110)
BALANCE — September 30, 2021	6,900,595	$7	$135,902	$(89)	$(92,284)	$(43,536)

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For The Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(26,606)	$(20,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	421	272
Stock-based compensation expense	1,133	827
Non-cash lease expense	854	589
Non-cash interest and other expense, net	267	516
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(336)	190
Accounts payable	(89)	1,130
Accrued expenses and other liabilities	946	(363)
Interest payable	27	89
Operating lease liabilities	(1,210)	(699)
Cash used in operating activities	(24,593)	(17,972)
Investing activities:
Purchase of property and equipment	(206)	(108)
Repayment of note receivable	—	38
Cash used in investing activities	(206)	(70)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	8,849	33,474
Proceeds from issuance of pre-funded warrants, net of issuance costs	7,280	—
Borrowings on loan payable	—	15,000
Payment of loan issuance costs	—	(93)
Cash acquired in connection with reverse recapitalization	—	17,045
Payment of reverse recapitalization transaction costs	—	(6,420)
Proceeds from option exercises	—	66
Cash provided by financing activities	16,129	59,072
Effect of exchange rate changes on cash	—	(89)
Net (decrease) increase in cash and cash equivalents	(8,670)	40,941
Cash, cash equivalents and restricted cash at beginning of period	51,829	18,820
Cash, cash equivalents and restricted cash at end of period	$43,159	$59,761
Supplemental disclosure of cash flow information:
Cash paid for interest	$893	682
Non-cash operating activities: Lease modification	$884	$—
Non-cash investing activities: Property and equipment in accounts payable	$4	$—
Non-cash financing activities:
Vesting of early exercise stock options	$—	$135

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts are in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business—Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two novel clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both programs are advancing through clinical trials designed to study the agents as monotherapies and in combination with other approved agents. Tempest is also developing an orally available inhibitor of TREX-1, a target that controls activation of the the cGAS/STING pathway. Tempest is headquartered in South San Francisco, California.

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

Liquidity and Management Plans—The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash and cash equivalents as of September 30, 2022 will be sufficient to fund the Company’s cash requirements for the next 12 months following the issuance of these financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies -- The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2022. There have been no material changes to the significant accounting policies during the period ended September 30, 2022.

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

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$42,791	$—	$—	$42,791
Total	$42,791	$—	$—	$42,791

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,829	$—	$—	$51,829
Total	$51,829	$—	$—	$51,829

5. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid expenses	$998	$949
Prepaid research and development costs	333	632
Other current assets	935	553
Total	$2,266	$2,134

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2022	2021
Computer equipment and software	$184	$156
Furniture and fixtures	203	193
Lab equipment	937	748
Leasehold improvements	840	840
Property and equipment	2,164	1,937
Less: accumulated depreciation	(1,245)	(824)
Property and equipment, net	$919	$1,113

Depreciation expense for the three and nine months ended September 30, 2022 was $201 and $421, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $107 and $272, respectively.

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accrued other liabilities	$1,314	$748
Accrued clinical trial liabilities	1,271	841
Total	$2,585	$1,589

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

As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 1.5 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”) of which one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024. There were no other leases assumed by the Company as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the balance of the operating lease right-of-use assets were $1,312 and $3,051, respectively, and the related operating lease liabilities were $1,374 and $3,468 respectively, as shown in the accompanying Condensed Consolidated Balance Sheets.

Rent expense was $274 and $978 for the three and nine months ended September 30, 2022, respectively. Rent expense was $358 and $680 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, future minimum lease payments under the SSF Lease and Ann Arbor Leases were as follows:

Year Ending	Total Commitment
2022 (excluding the nine months ended September 30, 2022)	$269
2023	875
2024	302
Total minimum lease payments	1,446
Less: imputed interest	(72)
Present value of operating lease obligations	1,374
Less: current portion	(871)
Non-current operating lease obligations	$503

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California ("Brisbane Lease"). The lease is scheduled to commence in January 2023. Future minimum lease payments for the Brisbane Lease as of September 30, 2022 are as follows: nil (2022), $1,738 (2023), $1,798 (2024), $1,861 (2025) and $10,331 (2026 and beyond).

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $368 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with a settlement. On September 13, 2022, the parties filed a joint motion to stay the case pending settlement. On September 15, 2022, the court issued a 90 day nisi order. The parties are in discussions regarding a potential attorney fee award. If the parties cannot reach a resolution regarding a fee award, any potential award will be determined by the Court. Any final settlement is subject to Court approval.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million will be funded entirely by insurance. All defendants expressly deny liability. On April 1, 2022, the Court preliminarily approved the settlement. The settlement remains subject to final approval. The amount of $15 million was recorded as accrued legal settlement with the offsetting insurance recovery of legal settlement in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the Court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with the settlement. The parties are in discussions regarding a potential attorney fee award. If the parties cannot reach a resolution regarding a fee award, any potential award will be determined by the Court. Any final settlement is subject to Court approval.

7. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with a lender to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7%. Index Rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. Monthly principal payments of $500 will begin on March 1, 2023. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of September 30, 2022, the balance of the loan payable (net of debt issuance costs) was $15,336, of which $3,500 was classified as current and $11,836 was classified as non-current. The carrying value of the loan approximates fair value (Level 2).

For the three and nine months ended September 30, 2022, total interest expense was $389 and $1,186, respectively. For the three and nine months ended September 30, 2021, total interest expense was $437 and $944, respectively.

8. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Prior to the merger with Millendo on June 25, 2021, Private Tempest had issued and outstanding convertible preferred stock. The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Private Tempest as of December 31, 2020 and June 24, 2021 were as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Proceeds Net of Issuance Cost	Net Carrying Value
Series A	17,000,000	17,000,000	$1.00	$17,000	$16,982	$16,982
Series B	25,186,738	25,186,738	1.00	25,187	24,943	12,235
Series B-1	93,749,993	72,499,993	0.80	58,000	57,489	57,489
	135,936,731	114,686,731		$100,187	$99,414	$86,706

There was no convertible preferred stock issued nor outstanding as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the Company authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares, authorized, 10,517,099 and 6,910,324 were issued and outstanding at September 30, 2022 and December 31, 2021, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, a total of 954,122 shares are available for future grant under the 2017 Plan and A&R 2019 Plan.

Employee Stock Ownership Plan

The Board of Millendo adopted the 2019 Employee Stock Purchase Plan on April 29, 2019, which became effective upon such stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP enables employees to purchase shares of the Company's common stock through offerings of rights to purchase the Company's common stock to all eligible employees.

The 2019 ESPP provides that the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1, 2023 and continuing through (and including) January 1, 2029, by the lesser of 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 500,000 shares of Common Stock, or (iii) such lesser number of shares of Common Stock as determined by the Board of Directors (which may be zero).
As of September 30, 2022, 137,097 shares of common stock remained available for future issuance under the 2019 ESPP. As of September 30, 2022, 6,120 shares of common stock had been issued under the 2019 ESPP during the three and nine months ended September 30, 2022.

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

The following shows the stock option activities for the nine months ended September 30, 2022 and 2021:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2021	790,637	$32.82
Granted	903,527	3.35
Exercised	—	—
Cancelled and forfeited	(56,235)	266.80
Balance—September 30, 2022	1,637,929	8.72

Balance—December 31, 2020	452,165	$5.35
Assumed in reverse recapitalization	177,591	179.79
Granted	232,669	19.09
Exercised	(25,871)	3.77
Cancelled and forfeited	(100,459)	107.77
Balance—September 30, 2021	736,095	37.47

The following table summarizes information about stock options outstanding at September 30, 2022:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	1,637,929	8.78	$8.72	$—
Vested and expected to vest	1,637,929	8.78	$8.72	$—
Exercisable	486,089	7.71	$15.22	$—

During the nine months ended September 30, 2022 and 2021, the Company granted employees and non-employees stock options to purchase 903,527 and 232,669 shares of common stock with a weighted-average grant date fair value of $2.83 and $11.83 per share, respectively. As of September 30, 2022 and 2021, total unrecognized compensation costs related to unvested employee stock options were $4,443 and $2,935, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years and 1.4 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the nine months ended September 30, 2022 and 2021:

	2022	2021
Expected term (in years)	5.5 - 6.1	5.8 - 6.1
Expected volatility	110% - 112%	67% - 68%
Risk-free interest rate	1.5% - 3.4%	0.9% - 1.1%
Dividends	—%	—%
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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$148	$105	$375	$227
General and administrative	290	191	758	600
Total	$438	$296	$1,133	$827

10. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and nine months ended September 30, 2022, the Company contributed $39 and $100, respectively, to the 401(k) Plan. There was no contribution from the Company for the three and nine months ended September 30, 2021.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net loss	$(8,947)	$(8,110)	$(26,606)	$(20,523)
Denominator:
Weighted-average common shares outstanding	13,635,927	6,721,400	10,815,900	2,751,519
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(3,745)	—	(11,917)
Weighted-average shares used in computing basic and diluted net loss per share	13,635,927	6,717,655	10,815,900	2,739,602
Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(1.21)	$(2.46)	$(7.49)

As of September 30, 2022 and 2021, the Company’s potentially dilutive securities included outstanding convertible preferred stock, stock options, unvested restricted stock and stock warrants, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of September 30, 2022 and 2021, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Options to purchase common stock	1,637,929	736,095
Common stock warrants	6,036	6,036
Total	1,643,965	742,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission ("SEC") on March 29, 2022. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings with the SEC.

Overview

We are a clinical-stage oncology company focused on leveraging a deep scientific understanding of cancer biology and medicinal chemistry to develop and advance novel, orally available therapies for the treatment of solid tumors. Our philosophy is to build a company based upon not only creative science and thoughtful management, but also upon the efficient translation of those ideas into therapies that will improve patient’s lives. To this end, we currently are advancing four novel programs, two of which are in the clinic. The Company's two clinical programs, TPST-1120 and TPST-1495, are advancing through clinical trials designed to study the agents as monotherapies and in combination with other approved agents. TPST-1120 is a selective antagonist of PPARα and we recently presented data from the dose and scheduling finding Phase 1 trial in oral presentation at ASCO 2022 and are continuing development in a first-line, randomized global Phase 1b/2 study in patients with hepatocellular carcinoma under a collaboration with F. Hoffman La Roche. TPST-1495 is a dual antagonist of EP2 and EP4 prostaglandin E2 receptors and is also in a Phase 1 trial in solid tumors. Like TPST-1120, we believe TPST-1495 is the only dual EP2/4 antagonist in clinical development. We also have a third program in preclinical studies that could be the first to target TREX-1, a cellular enzyme that regulates the innate immune response in tumors. Finally, the Company has a fourth preclinical program focused on an undisclosed target that we believe may be a novel oncology target.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to September 30, 2022, we have raised $164.4 million, through the sale of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $26.6 million and $20.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $126.7 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2022, we had cash and cash equivalents of $42.8 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our operating results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Expenses:
Research and development	$5,973	$4,630
General and administrative	2,798	3,106
Total expenses	8,771	7,736
Operating loss	(8,771)	(7,736)
Interest expense	(389)	(437)
Interest and other (expense) income, net	213	63
Provision for income taxes	—	—
Net loss	$(8,947)	$(8,110)

Research and development

Our research and development expenses for the three months ended September 30, 2022 and 2021 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $1.4 million to $6.0 million for the three months ended September 30, 2022, compared to the prior year period, which was primarily attributable to expanded research and development efforts incurred from contract research organizations and third-party vendors, as well as compensation expenses due to an increase in employee headcount. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Research and development outside services	$4,054	$3,207
Compensation expense	1,031	617
Stock-based compensation expense	148	106
Consulting and professional services	432	418
Other expenses	308	282
Total research and development expense	$5,973	$4,630

General and administrative

General and administrative expenses decreased by $0.3 million to $2.8 million for the three months ended September 30, 2022, compared to the prior year period. The decrease was primarily due to a decrease of $0.3 million in consulting and professional services.

Other (expense) income, net

For the three months ended September 30, 2022 and 2021, other (expense) income, net consisted of total interest expense of $389 thousand and $437 thousand, respectively, related to the Oxford Loan, and interest income of $213 thousand and $63 thousand, respectively.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our operating results for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Expenses:
Research and development	$16,733	$12,451
General and administrative	8,973	7,197
Total expenses	25,706	19,648
Operating loss	(25,706)	(19,648)
Interest expense	(1,186)	(944)
Interest and other (expense) income, net	286	69
Provision for income taxes	—	—
Net loss	$(26,606)	$(20,523)

Research and development

Our research and development expenses for the nine months ended September 30, 2022 and 2021 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We have not historically tracked research and development expense by program other than direct external expenses in conducting clinical trials for TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

Research and development expense increased by $4.2 million to $16.7 million for the nine months ended September 30, 2022, which was primarily attributable to expanded research and development efforts incurred from contract research organizations and third-party vendors, as well as compensation expenses due to an increase in employee headcount. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Research and development outside services	$10,954	$8,170
Compensation expense	3,054	2,016
Stock-based compensation expense	375	227
Consulting and professional services	1,101	1,309
Other expenses	1,249	729
Total research and development expense	$16,733	$12,451

General and administrative

General and administrative expenses increased by $1.8 million to $9.0 million for the nine months ended September 30, 2022, compared to the prior year period. The increase was primarily due to an increase of $1.2 million in professional and consulting fees and an increase of $0.6 million in insurance expense, as a result of operating as a publicly traded company.

Other (expense) income, net

For the nine months ended September 30, 2022 and 2021, other (expense) income, net consisted of total interest expense of $1.2 million and $0.9 million, respectively, related to the Oxford Loan, and interest income of $0.3 million and $0.1 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception through September 30, 2022, our operations have been financed primarily by net cash proceeds from the sale of our capital stock, including common stock, pre-funded warrants to purchase common stock, and convertible preferred stock. As of September 30, 2022, we had $42.8 million in cash and cash equivalents and an accumulated deficit of $126.7 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of September 30, 2022 and continued access to our term loan will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

On January 15, 2021, we entered into a loan and security agreement with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches. Tranche A of $15.0 million was funded on January 15, 2021. Tranche B of $10.0 million expired on March 31, 2022. Tranche C of $10.0 million is available at lender’s option. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an index rate plus 7%. The index rate is the greater of (i) 30-day US LIBOR or (ii) 0.15%. As of September 30, 2022, the balance of the loan payable (net of debt issuance costs) was $15.3 million, of which $3.5 million was classified as current and $11.8 million was classified as non-current.

On July 23, 2021, we entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock through the Agent in a series of one or more ATM equity offerings (the “ATM Program”).

In April 2022, we completed a PIPE financing, in which we sold 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to the PIPE Investors. Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(24,593)	$(17,972)
Cash used in investing activities	(206)	(70)
Cash provided by financing activities	16,129	59,072
Effect of exchange rate changes on cash	$—	$(89)
Net increase in cash and cash equivalents	$(8,670)	$40,941

Cash flows used in operating activities

Cash used in operating activities for the nine months ended September 30, 2022 was $24.6 million, consisting of a net loss of $26.6 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $2.7 million, plus changes in operating assets and liabilities of $0.6 million.

Cash used in operating activities for the nine months ended September 30, 2021 was $18.0 million consisting of a net loss of $20.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $2.2 million, plus changes in operating assets and liabilities of $0.3 million.

Cash flows used in investing activities

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $16.1 million, primarily related to proceeds from the issuance of common stock of $8.8 million and pre-funded warrants of $7.3 million.

Cash provided by financing activities for the nine months period ended September 30, 2021 was $59.1 million consisting of (i) proceeds from Oxford Loan of $14.9 million (net of issuance costs), (ii) issuance of common stock of $30.0 million concurrent with closing of the merger with Millendo and (iii) cash of $17.0 million brought over by Millendo as a result of the merger, offset by payment of reverse recapitalization costs of $6.4 million.

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

Our material cash requirements as of September 30, 2022 primarily relate to the maturities of the principal obligations under our long term debt, operating leases for office space, trade payables, and accrued expenses. As of September 30, 2022, we have $23.9 million payable within 12 months.

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
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies since December 31, 2021. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting set forth below; provided, however, that we have made improvements with respect to addressing such material weaknesses and will continue to execute on an existing plan to remedy them.

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

(ii) There was a material weakness in our internal control activities due to a failure in design and implementation of     controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, Tempest failed to properly review and evaluate progress of expense incurred in clinical trial contracts which resulted in the inaccurate accrual of our clinical trial expenses.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer, has undertaken a plan to remediate the material weaknesses identified above, including adjustment to the methodology used to reflect clinical trial expenses in our financial statements and leveraging additional accounting resources. The additional efforts summarized below are intended to finalize the remediation. Significant progress has been made towards implementing these initiatives and our management expects to complete these efforts by the end of 2022.

(i) We have hired additional accounting personnel with appropriate experience, certification, education and training to help design, implement, document and operate effective internal controls over financial reporting; and

(ii) We have finalized our internal control design, and implemented management review controls to review clinical trial expenses and the completeness of our reserves based on the status of clinical development and the progress of expense incurred.

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

Changes in Internal Control over Financial Reporting

Other than remediation measures associated with the material weaknesses discussed above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Vice-President, Strategy and Finance, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. Some of the more significant risks we face include the following:

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

We incurred net losses of $26.6 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $126.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

While Congress has not passed legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the Tax Cuts and Jobs Act of 2017, which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA through plan year 2025. The IRA also reduces the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. In the future, there may be other efforts to challenge, repeal or replace the ACA. It is unclear how many such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the new Biden administration have each indicated that it will seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives aimed prescription drugs. Among other provisions, the executive order directed the Secretary of the U.S. Department of Health and Human Services ("HHS") to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. These measures include constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA and the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

As of September 30, 2022, our executive officers, directors and stockholders, who hold greater than 5% of our outstanding common stock, beneficially own in the aggregate approximately 79% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of Pre-Funded Warrant	8-K	001-35890	4.1	5/2/2022
10.1	Written Agreement & Consent of Warrant Holders and Tempest Therapeutics, Inc.					X
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
						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.
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

Date: November 8, 2022