Form 10-K
period 2022-12-31
Tempest Therapeutics, Inc.
filed 2023-03-22
CIK 1544227

mal

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

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35890

________________________________________________________________________________________________________________

Tempest Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

___________________________________________________________________________________________________________________

Delaware	45-1472564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Sierra Point Parkway, Suite 400 Brisbane, California	94005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 798-8589

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	TPST	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $2.15 per share of the registrant’s common stock as reported on The Nasdaq Stock Market LLC on June 30, 2022, was approximately $22.2 million. For purposes of this computation, all officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant are deemed to be affiliates. This calculation does not reflect a determination that certain holders are affiliates of the Registrant for any other purpose.

As of March 16, 2023, the registrant had 10,561,700 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
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
•
our ability to develop and maintain our corporate infrastructure, including our ability to design and maintain an effective system of internal controls;
•
our ability to remain in compliance with our obligations under our term loan with Oxford Finance LLC, or to obtain a waiver from Oxford for any failure to comply with the covenants contained in such term loan agreement;
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions;
•
our expectation regarding the period during which we will qualify as a smaller reporting company under the federal securities laws; and
•
our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our products and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

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

As used herein, the words “Tempest,” “we,” “us,” “our,” and "company" refer to Tempest Therapeutics, Inc. and its direct and indirect subsidiaries, as applicable. In addition, the word “Millendo” refers to the company prior to the completion of the merger with Millendo Therapeutics, Inc. on June 25, 2021 (the “merger”).

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage oncology company focused on leveraging our deep scientific understanding of cancer biology and medicinal chemistry to develop and advance novel, orally available therapies for the treatment of solid tumors. Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. To this end, we are advancing TPST-1120 and TPST-1495, two product candidates in clinical trials that we believe are the first clinical-stage molecules designed to inhibit their respective targets; as well as two preclinical programs, including one that could be the first to target TREX-1, a key cellular enzyme that regulates the innate immune response in tumors.

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha, or PPARα. Clinical data from initial Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, were reported at a podium presentation at the American Society of Clinical Oncology (ASCO) conference in June 2022. RECIST responses were observed at the two highest TPST-1120 doses in combination with standard dose nivolumab for an objective response rate ("ORR") of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. TPST-1120 is also being studied in an ongoing global randomized Phase 1b/2 trial in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma, or HCC. The study has fully enrolled (targeting 40 patients in each arm), and we expect the initial data in the first half of 2023. Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 monotherapy and combination trial in solid tumors. We expect data from the TPST-1495 Phase 1 trial to be presented at a cancer conference in 2023, if accepted to present. Additionally, we have what we believe to be exciting third and fourth preclinical programs targeting the three prime repair exonuclease (“TREX-1”) and a novel oncology drug target in a newly defined pathway, respectively. Beyond these four ongoing programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline.

Our Pipeline

Our product development pipeline consists of the following orally available therapies, which if approved by the U.S. Food and Drug Administration (the "FDA"), we believe will be first in class:

1. Timing is an estimate based on current projections and status of programs

2. Pursuant to a collaboration with Roche; we retain all product rights. Based on partner projections, ORR on triplet arm expected in the first half of 2023, with additional data later in 2023. Timing of data presentation to be determined with partner.

3. If accepted to present

4. Occurrence and timing of event dependent on program progress

Strategy

Our team has come together to build an integrated company that delivers meaningful therapies to cancer patients by leveraging our collective capabilities and experience. We expect to build value for our stockholders with the following over-arching strategy:

•
Advance TPST-1120, including by facilitating our collaboration with Hoffman-La Roche Ltd., or Roche, which is evaluating TPST-1120 in a randomized, global, first-line HCC study that commenced enrollment in September 2021. Because TPST-1120 is being combined with a standard-of-care first-line treatment and being compared to that same standard-of-care, we believe positive study results may provide strategic opportunities for us in 2023. We expect to receive objective response rate, or ORR, results from this randomized study in the first half of 2023, and subject to receipt of additional capital, are evaluating further development in RCC and CCA based on the Phase 1 data presented at ASCO 2022.

•
Advance TPST-1495 through clinical development to near-term meaningful data. We plan to present data from the TPST-1495 monotherapy and combination therapy arms of the Phase 1a/b study at the ASCO conference in 2023, if accepted to present, and continue enrollment of the ongoing combination arm in patients with advanced endometrial cancer, where prostaglandin signaling is implicated. We expect to have ORR data from the endometrial arm in 2024.

•
Advance our preclinical programs into clinical studies, including our TREX-1 inhibitor. Members of our team developed the first-in-human STING (STimulator of INterferon Genes) agonists in a prior company and are widely acknowledged to be leaders in the field. We believe that a selective TREX-1 inhibitor given orally is an innovative approach to selectively engage the STING pathway broadly in the tumor microenvironment of metastatic disease. Our medicinal chemists have developed a series of potent compounds against human TREX-1, which we are optimizing towards selecting a development candidate for investigational new drug application (“IND”)-enabling activities in 2023.

•
Explore business development opportunities to maximize the potential of our pipeline and extend financial resources. We believe that our pipeline has broad potential reach and partnerships that bring in additional expertise and/or geographic presence could be important to increase the likelihood of success. We currently own all rights to our programs. We intend to become a fully integrated biopharmaceutical company and build a targeted sales force in the United States to support the commercialization of our drug candidates, if approved.

•
Enhance our pipeline by identifying novel oncology targets and in-licensing opportunities. Although we believe we have a robust pipeline, we continue to evaluate and pursue novel targets, intellectual property and product candidates for acquisition and in-licensing to supplement our internal research efforts and further build our pipeline of targeted molecules for oncology. Through our team’s focus and expertise in oncology and immunology, as well as established relationships with oncology and immunology thought leaders, we believe we are positioning the company as a partner of choice for innovative oncology drug candidate development. Continued advances in the biological understanding of diseases should provide opportunities to further expand our portfolio with preclinical and/or clinical product candidates.

Clinical Programs

TPST-1120: PPARα Transcription Factor Antagonist

TPST-1120, potentially a first-in-class oral small molecule antagonist of PPARα, has completed a Phase 1a/b trial, and is currently being studied in a randomized Phase 1b/2 trial. The Phase 1a/b trial was a multicenter, open-label, dose-escalation, that evaluated TPST-1120 as both a monotherapy and in combination with nivolumab in patients with advanced solid tumors. Results from both the monotherapy and combination arms were presented in an oral presentation at the ASCO conference in 2022. The ongoing Phase 1b/2 trial is a randomized, multicenter, global study in collaboration with Roche that is evaluating TPST-1120 in combination with atezolizumab (Tecentriq®) and bevacizumab (Avastin®) in previously untreated patients with advanced HCC, compared to atezolizumab and bevacizumab, which is a standard of care for that indication and patient population. We expect to have initial data from the trial in the first half of 2023.

Tumors evolve to modulate metabolism to promote their own survival, promote angiogenesis and to evade immune recognition. PPARα is a transcription factor that is activated through binding of long-chain fatty acid ligands, which in turn regulates the expression of >100 genes that control glucose and lipid homeostasis, inflammation, proliferation, differentiation and cell death. Included among these regulated genes are those that enable fatty acid oxidation, or FAO, and β-oxidation metabolic pathways in cellular peroxisomes and in mitochondria. An FAO metabolic profile is associated with tumor proliferation, induction of angiogenesis and immune suppression. Published studies and internal Tempest analyses of over 9,000 primary or metastatic tumor samples in the Human Cancer Genome, or TCGA, public database reveal a metabolic gene expression profile characterized by increased PPARα, FAO genes and lipogenesis associated with increased metastatic potential and reduced survival enrichment among multiple cancers, including HCC, cholangiocarcinoma (CCA), breast carcinoma, colorectal adenocarcinoma, renal cell cancer (RCC), lung adenocarcinoma and prostate adenocarcinoma. TPST-1120 is designed to block the pathways that support tumor cell proliferation, angiogenesis and immune suppression, resulting in reduced disease and patient benefit.

PPAR α
TPST-1120
FAO
(100+ genes)
Tumor cell proliferation
Angiogenesis
Immune suppression

Summary of TPST-1120 Preclinical Results

We have conducted pre-clinical pharmacology studies along with pharmacokinetics, or PK, and toxicology studies with TPST-1120 to support its ongoing evaluation for the treatment of patients with advanced solid tumors. The combined results of the preclinical studies that we have performed indicate that TPST-1120’s anti-tumor mechanism of action involves both directly inhibiting tumor proliferation and targeting suppressive immune response pathways to promote effective tumor-specific immunity. Our preclinical results support the large body of published literature that the PPARα target genes play an integral role in tumor growth, angiogenesis and evasion of immune recognition, and provide the scientific rationale for targeting this pathway with TPST-1120.

Immune checkpoint blockade enhances anti-tumor immunity by restoring the activity of cytotoxic T (Teff) cells. Emerging experimental results suggest that inhibiting FAO with a PPARα antagonist may target resistance mechanisms to both anti-PD-L1/PD-1 and anti-VEGF therapies, supporting the combination of TPST-1120 with either or both therapies. We have conducted preclinical studies showing that while both TPST-1120 or anti-PD-1 monotherapy inhibited outgrowth of established flank MC38 tumors, the combination of these two agents resulted in synergistic anti-tumor activity. In addition, MC38 tumor-bearing mice cured by the combination therapy, unlike age-matched naïve control mice, were completely refractory to tumor growth when rechallenged with autologous MC38 tumor cells, demonstrating that TPST-1120 in combination with anti-PD-1 induced lasting tumor-specific immune memory. In addition, activating mutations in the Wnt/B-catenin pathway represent the most frequently dysregulated pathway in HCC. Such mutations render a tumor cell dependent upon FAO for its energy source, and in preclinical studies, Tempest has shown reduction and long-term durable cures in mice bearing Wnt/B-catenin activated HCC tumors treated with TPST-1120 and an immune checkpoint inhibitor.

Efficacy in Syngeneic β-Catenin-driven Hepatocellular Carcinoma Model

Tumor Volume (mm3)
2000
1500
1000
500
0
0
6
12
18
24
30
36
42
48
54
60
66
72
78
84
90
96
102
Treatment Days
Vehicle
TPST-1120
Anti-PD-1 mAb
TPST-1120 + Anti-PD-1 mAb

Tumor resistance to anti-angiogenic drugs is also associated with elevated lipogenesis and FAO, primarily through the vascular regression and hypoxic environment that this class of therapies engenders. In response, tumor cells can switch to FAO as a mechanism of resistance against anti-angiogenic therapy. In a preclinical study, we confirmed that combination of TPST-1120 with tyrosine kinase inhibitor-, or TKI-, based anti-angiogenesis therapy confers potent anti-tumor activity. Taken together, the experimental results provide scientific rationale for the ongoing clinical evaluation of TPST-1120 therapy in first-line HCC in combination with atezolizumab and bevacizumab, as well as the potential evaluation of TPST-1120 in combination with a tyrosine kinase inhibitor, or TKI, in FAO-reliant malignancies such as HCC and RCC.

Overview of TPST-1120 Clinical Trials

We completed a Phase 1a/b TPST-1120 study and a randomized Phase 1b/2 clinical study is ongoing. The Phase 1a/b trial evaluated both monotherapy and combination therapy with the anti-PD-1 agent nivolumab in patients with advanced solid tumors that our PPARα- dependent transcriptome analysis of diverse human cancers revealed favor the usage of FAO. Results from both the monotherapy and the combination arms were presented in an oral presentation at the ASCO conference in 2022.

TPST-1120 demonstrated monotherapy clinical benefit in patients with late-line, treatment-refractory cancers where responses would not be expected, including pancreatic, CCA, and colorectal cancers ("CRC"). Results showed that 53% (10/19) of patients experienced clinical benefit in the form of disease control, including tumor shrinkage in 21% of the patients. Shown below, one subject with late line cholangiocarcinoma had a 15% tumor shrinkage and was on study for over nine months of treatment, while also demonstrating on-target inhibition of expression of PPARα target genes on pharmacodynamic, ("PD"), assessment.

In the combination therapy portion of the trial, 15 evaluable patients with heavily-pretreated RCC, HCC and CCA were treated with oral twice-daily TPST-1120 and the anti-PD-1 therapy, nivolumab. All the HCC and RCC patients had received an approved anti-PD-1 therapy in at least one prior line of therapy and discontinued that treatment due to disease progression. We observed objective responses (RECIST v1.1) in two patients with late-line RCC who had previously progressed on anti-PD-1 therapy without having achieved an objective response (ORR 50%, n=2/4, in evaluable RCC patients), and we observed mixed response in a third RCC IO-refractory patient with significant reduction (>30%) in the target lesion, but also the appearance of new disease that precluded a RECIST PR. A third RECIST response was observed in a patient with late-line, heavily pre-treated CCA, a tumor type generally not responsive to anti-PD-1 therapy alone.

Notably, one RCC patient who achieved a partial response after treatment with TPST-1120 and nivolumab had previously been treated with the combination of nivolumab and ipilimumab without experiencing an objective response and progressed on treatment, followed by further progression of cancer on both cabozantinib and everolimus. The initial RECIST PR was seen at the first on-study assessment at eight weeks and included a response in all target lesions as well as complete radiographic resolution of multiple sites of metastatic disease (see CT scan below), and has been confirmed at subsequent assessments beyond 11 months.

Partial Response in Late-Line RCC Patient Treated with TPST-1120 and Nivolumab Combination Therapy

TPST-1120 is also under investigation in an ongoing randomized clinical trial in first-line HCC. We entered into a clinical collaboration with Roche to evaluate TPST-1120 in combination with atezolizumab and bevacizumab in patients with advanced/metastatic HCC who have not yet been treated with systemic therapy. Roche is operationalizing this trial to evaluate the triplet regimen of TPST-1120 + atezolizumab + bevacizumab randomized against the standard-of-care doublet of atezolizumab + bevacizumab, targeting 40 patients to participate in each of the two study arms. The primary objective of this trial is to evaluate the anti-tumor efficacy of the combination as determined by confirmed ORR by RECIST 1.1. Additional efficacy endpoints include progression free survival, or PFS, overall survival, or OS, and duration of response, or DOR, while a key exploratory objective is to identify biomarkers that are predictive of response to the experimental treatment, including an assessment activation of the ß-catenin pathway, which is predicted to be present in up to 50% of patients with HCC. The study has fully enrolled, and we anticipate receiving initial ORR results in the first half of 2023, and are considering the additional development of TPST-1120 in selected indications in combination with immunotherapy and/or anti-angiogenesis therapy.

We own worldwide rights to TPST-1120, and have filed and been issued patents, including composition of matter, pharmaceutical compositions, and related methods of use, that are expected to expire in December 2033, with giving effect to any patent term extensions.

TPST-1495: Dual EP2/EP4 Prostaglandin Receptor Antagonist

Our second clinical molecule is TPST-1495, a potentially first-in-class, oral, small molecule dual antagonist of the prostaglandin E2, or PGE2, receptors, EP2 and EP4. TPST-1495 is engineered to inhibit only these receptors while sparing the homologous - but differentially active - EP1 and EP3 receptors. There is extensive literature demonstrating that PGE2 both enhances tumor proliferation and inhibits anti-cancer immune function; it is known from the scientific literature that many tumors express elevated levels of the cyclooxygenase enzymes that produce PGE2. We have an ongoing Phase 1a/b dose and schedule optimization study evaluating TPST-1495 in both monotherapy and combination therapy with the anti-PD-1 agent pembrolizumab in patients with advanced solid tumors. In this study, we have observed dose-dependent TPST-1495 exposure, on-target pharmacodynamic changes, a manageable safety profile, and a reduction of tumor burden in some subjects. An ongoing study arm is testing the combination of TPST-1495 (including two doses, which should provide support under the FDA’s Optimus program) and pembrolizumab in patients with advanced endometrial cancer based upon data supporting the role of prostaglandin signaling and

COX-2 over-expression in the disease. We plan to present data from the monotherapy and combination therapy dose and schedule optimization arms at a healthcare conference in 2023 and from the combination arm in patients with endometrial cancer in 2024.

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

Overview of Ongoing TPST-1495 Clinical Trials

TPST-1495 is being evaluated in an ongoing first-in-human, Phase 1, multicenter, open-label, schedule and dose optimization trial in subjects with late-stage solid tumor cancers that are deemed incurable. Study objectives include evaluation of safety, tolerability, PK, pharmacodynamics, or PD, and preliminary anti-tumor activity of TPST-1495 as monotherapy and in combination with the checkpoint inhibitor, pembrolizumab. TPST-1495 has been evaluated on a once daily (“QD”) or twice daily (“BID”) schedule and with continuous or intermittent administration as monotherapy and in combination with pembrolizumab. Subjects with all histologic types of solid tumors have been eligible, with an ongoing combination arm enrolling patients with endometrial cancer.

Preliminary PK analysis shows a nearly linear, dose-proportional, relationship of steady state drug exposure to administered dose of TPST-1495, representing data from subjects receiving TPST-1495 on once-daily and twice-daily as well as continuous and intermittent dosing schedules.

Our preliminary PD assessment in subjects treated with TPST-1495 includes both a PGE2 whole blood immune suppression assay conducted with patient blood and measurements of a stable metabolite of PGE2, known as PGEM, in the urine. Shown in the Figure below, the PD results indicate target engagement in subjects dosed with 100 mg, 25 mg or 15 mg of TPST-1495, as indicated by the reversal of PGE2 immune suppression in the whole blood assay, as indicated by the increase of TNFα production due to TPST-1495 exposure in whole blood monocytes upon lipopolysaccharide ("LPS") stimulation and suppression of exogenously added PGE2. We have also observed increased levels of PGEM in the urine, resulting from TPST-1495 antagonism of EP2 and EP4 receptors (inferred through measurement of the PGEM metabolite).

We have also evaluated the TME of some patients by immunohistochemistry, or IHC, for infiltration of T cells into the tumor. These studies were conducted with tumor biopsies taken pre- and on-treatment with TPST-1495 revealed in some cases the infiltration of cytotoxic T cells.

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

If accepted, we will present the TPST-1495 initial monotherapy and combination therapy results at the ASCO conference in 2023, followed by data from the ongoing arms in patients with endometrial cancer in 2024.

We own worldwide rights to TPST-1495, and have filed and been issued patents, including composition of matter and pharmaceutical compositions, that are expected to expire between April 2038 and October 2042, without giving effect to any patent term extensions.

Preclinical Programs

TREX-1 Inhibitor Program

We believe that the exonuclease TREX-1 may be the optimal approach to drug the STING pathway with an orally available small molecule inhibitor. Extensive genetic evidence from human disease that has been confirmed in numerous mouse knock-out investigations point to the STING pathway as a critical innate immune sensor for the development of anti-tumor immunity. Although the STING pathway has significant scientific validation, clinical trials utilizing synthetic cyclic dinucleotide STING agonists have been somewhat disappointing. The underlying scientific hypothesis for these clinical trials was that localized T cell priming in the lymph nodes draining from the injected tumor would have activity against non-injected distal tumors, referred to as the "abscopal effect." Because metastatic tumors have unique antigenic repertoires, we believe an effective therapeutic would need to catalyze innate activation in the TME of multiple metastases in order to prime T cells that can recognize and eradicate distinct tumors. However, we believe it would be difficult to achieve a therapeutic index with systemically delivered STING-agonists due to the ubiquitous expression of the target as a central innate immune receptor.

TREX-1 is a cytosolic exonuclease that inhibits activation of the cGAS/ STING pathway by degrading double-stranded ("ds") DNA in the cytoplasm. TREX-1 expression is increased across diverse malignancies for multiple reasons, including defects in DNA repair mechanism and particular therapeutic interventions such as DNA-modifying chemotherapeutic agents or radiation. The increased expression of TREX-1 in tumors serves as foundational scientific evidence that tumors can hijack this pathway to prevent activation of the STING pathway and avoid immune recognition. In contrast to administering a direct STING agonist systemically, we believe that systemic oral dosing with a potent and specific TREX-1 inhibitor will activate the STING pathway selectively in the "TME" and prime cytolytic CD8+ T cells broadly in tumor draining lymph nodes, thereby serving distinct metastatic lesions having unique antigenic repertoires.

TREX-1 DNA Exonuclease Modulates cGAS/STING Pathway and Innate Immunity

We have developed small molecule inhibitors of TREX1 with drug-like physicochemical properties and picomolar potency against both human and mouse TREX1. As shown below, we have observed anti-tumor activity in mice treated with TREX1 small molecule inhibitors in combination with low-dose doxorubicin to induce dsDNA breaks and increase TME TREX1 expression.

TREX-1 Inhibitor Anti-Tumor Activity with Tool Compound

We believe we have significantly advanced the program and potentially the field by generating the first human and mouse TREX1 co-crystal structures that will guide our SAR activities to develop new chemical matter with increasingly desirable properties. In addition, we have developed a battery of biochemical, biophysical, and cell-based assays that we believe will enable us to profile new TREX1 inhibitors. We plan to continue development towards selecting a development candidate by the end of 2023.

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

License Agreements

In February 2021, we entered into a collaboration agreement with Roche to accelerate the development of TPST-1120 into a global, first-line, randomized study. Under the terms of the agreement, the companies are evaluating TPST-1120 in a Phase 1b/2 clinical study in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic HCC, not previously treated with systemic therapy. Pursuant to the terms of the agreement, Roche is managing the study operations for the trial, and we will retain global development and commercialization rights to TPST-1120. According to the agreement, Roche will provide us with notice of the amount of TPST-1120 required for a study and the delivery timeline, and we will supply the TPST-1120 to Roche for the study. All rights to invention and discoveries relating solely to TPST-1120 or biomarkers solely related to TPST-1120 made during any study will be our exclusive property. All data generated in the performance of any study under the collaboration agreement will be the property of Roche, but we are entitled to use the data for any lawful purpose.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including obtaining, maintaining, and defending our patent rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications and obtaining issued patents in the United States and in markets outside of the United States directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements, and product candidates; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of December 31, 2022, our patent portfolio consisted of issued patents and pending patent applications that we own or in-licensed related to TPST-1120, TPST-1495 and various other compounds and programs, such as TREX1 and our fourth, undisclosed program. In total, as of the same date, we owned five issued United States patents, thirteen pending United States patent applications, and in various markets outside of the United States, including Europe, China and Japan: 42 issued patents and 23 pending patent applications.

With respect to TPST-1120, we own issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States. The issued United States patents covering TPST-1120 as composition of matter, pharmaceutical compositions, and related methods of use are expected to expire in December 2033, absent any patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between December 2033 and November 2044, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TPST-1495, we own issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States. The issued United State patents covering TPST-1495 as composition of matter, pharmaceutical composition, and related methods of use are expected to expire between April 2038 and April 2039, absent any patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between April 2038 and November 2044, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TREX-1, we own pending patent applications in the United States and Taiwan. Any patents that may issue from these pending patent applications are expected to expire between June 2041 and June 2044, absent any patent term adjustments or patent term extensions for regulatory delay.

As of December 31, 2022, our patent portfolio also included a pending patent application in the United States that is exclusively licensed to us by the University of California at Berkeley. The licensed patent application does not cover any of our current product candidates.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

With respect to our product candidates and processes that we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing, and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. We cannot guarantee that patents will be granted with respect to any of its pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting its products, the methods of use or manufacture of those products.

Moreover, even its issued patents may not guarantee us the right to practice our technology in relation to the commercialization of its products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for its product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

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

Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to an NDA before they may be legally marketed in the United States. The process generally involves the following:

•
Completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice ("GLP") requirements;

•
Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
Approval by an Institutional Review Board ("IRB") or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
Submission to the FDA of an NDA;
•
Payment of any user fees for FDA review of an NDA;
•
A determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
•
Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug, or components thereof, will be produced to assess compliance with Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
Satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the NDA to assure compliance with GCPs and integrity of the clinical data;
•
FDA review and approval of an NDA, including consideration of the views of any FDA advisory committee; and
•
Compliance with any post-approval requirements, including risk evaluation and mitigation strategy (“REMS”), where applicable, and post-approval studies required by the FDA as a condition of approval.

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

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, and, if possible, early evidence of effectiveness.
•
Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or a product recall;
•
Fines, warning or other enforcement-related letters or holds on post-approval clinical studies;
•
Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•
Product seizure or detention, or refusal to permit the import or export of products; or
•
Injunctions or the imposition of civil or criminal penalties.

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

There have been judicial, executive brand, and Congressional challenges to certain aspects of the ACA, to repeal or replace certain aspects, of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), was enacted and included, among other things, a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. However, it is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges will impact the ACA. Tempest cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on its business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, was enacted which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 19 employees, including 12 holding Ph.D., M.D., JD, LL.M., and/or MBA degrees, our employees have established internal expertise in chemistry, biochemistry, molecular biology, immunology, pharmacology, toxicology, pre-clinical development, regulatory and quality, translational medicine, and early-to-late-stage clinical development, as well as finance, business development and strategic transactions. None of our employees are represented by a labor union or covered by collective bargaining agreements. We will continue to add experienced and talented scientists in areas, such as medicinal chemistry, that we believe are critical for the discovery of highly differentiated small-molecule compounds.

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

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.

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
•
Our ability to raise capital may be limited by applicable laws and regulations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.
•
The terms of the Loan Agreement with Oxford Finance provide Oxford with a lien against all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
•
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
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
•
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
•
We may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications.
•
The U.S. Food and Drug Administration (“FDA”) regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
•
Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•
Our owned and in-licensed patents and patent applications may not provide sufficient protection of our product candidates or result in any competitive advantage.
•
The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.
•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
•
Our common stock is thinly traded and our stockholders may be unable to sell their shares quickly or at market price.
•
Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.
•
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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $35.7 million and $28.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $135.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that we will need to raise additional funding to finance our operations. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed significant amounts of cash since inception. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to develop and potentially commercialize our product candidates, in addition to costs associated with the acquisition or in-licensing of any additional product candidates we may pursue. Our expenses could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to sales, marketing, manufacturing and distribution.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $31.2 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue. It also does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

In any event, we will require substantial additional capital to develop our product candidates. Such additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing when needed or on terms favorable to us, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Our ability to raise capital may be limited by applicable laws and regulations.

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In July 2021, we entered into Sales Agreement, or the ATM Agreement, with Jefferies LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $100 million of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. For example, our obligations under the loan and security agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford Finance, are secured by a security interest in all of our assets, including our intellectual property. In addition, the Loan Agreement contains customary covenants that, subject to specific exceptions, restrict our ability to, among other things, declare dividends or redeem or repurchase equity interests, incur additional liens, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates, undergo a change in control, add or change business locations, or engage in businesses that are not related to its existing business.

In addition, if we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

The terms of the Loan Agreement with Oxford Finance provide Oxford with a lien against all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

In January 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement. As of December 31, 2022, a total of $10.0 million in borrowing capacity remained available at the option of Oxford Finance. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Loan Agreement, Oxford Finance may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. In addition, since the borrowings under the Loan Agreement are secured by a lien on our assets, including our intellectual property, Oxford Finance would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Loan Agreement. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford Finance could declare a default upon the occurrence of an event of default, including events that they interpret as a material adverse change as defined in the Loan Agreement, payment defaults or breaches of certain affirmative and negative covenants, thereby requiring us to repay the loan immediately. Any declaration by Oxford Finance of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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
•
cultural challenges associated with integrating employees from the acquired company into our organization;
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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, TPST-1495, a dual EP2/EP4 prostaglandin (“PGE2”) receptor antagonist, and TPST-1120, a peroxisome proliferator-activated receptor alpha (“PPARα”) antagonist for the treatment of various cancers. We have initiated Phase 1 clinical trials of TPST-1495 and TPST-1120 for the treatment of advanced solid tumors. In addition, we plan to advance our program targeting the three prime repair exonuclease (“TREX-1”) and select a development candidate for this program during 2023. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of TPST-1495 and TPST-1120 and our other product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-1495 and TPST-1120 and our other product candidates must be authorized for marketing by the FDA, the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before we may commercialize any of our product candidates in the United States, Canada, European Union, or other jurisdictions.

The success of TPST-1495 and TPST-1120 and our other product candidates depends on multiple factors, including:

•
successful completion of preclinical studies, including those compliant with Good Laboratory Practice (“GLP”), or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);
•
effective Investigational New Drug applications or other regulatory applications, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
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
•
political factors surrounding the approval process, such as government shutdowns; or
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the Russia-Ukraine war, natural disasters including earthquakes, typhoons, floods and fires, and public health crises.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with our protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until our conclusion. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to study sites;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in our clinical trials will drop out of the trials before the infusion of our product candidates or trial completion.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health crises or geopolitical tensions, such as the Russia-Ukraine war, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all.

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
•
we may be unable to demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for any of their proposed indications;
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
•
regulatory authorities may require additional warnings in the product labeling;
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
•
refusal to approve pending applications or supplements to approved applications that we submit;
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
•
redesigning our study protocols and need to conduct additional studies as may be required by a regulator;
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
•
inability to add new clinical trial sites; or
•
varying interpretations of the data generated from our preclinical or clinical trials;
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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts (such as the Russia-Ukraine war), restrictions on trade, import or export restrictions, or public health crises.

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

While Congress has not passed legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the Tax Cuts and Jobs Act of 2017, which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA through plan year 2025. The IRA also reduces the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In the future, there may be other efforts to challenge, repeal or replace the ACA. It is unclear how many such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives aimed prescription drugs. Among other provisions, the executive order directed the Secretary of the U.S. Department of Health and Human Services ("HHS") to issue a report to the White House that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. These measures include constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies, and is subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In addition, we may obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CPRA significantly expanded the CCPA. For example, the CPRA requires that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. The CCPA and CPRA may increase our compliance costs and potential liability.

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

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. As more companies and individuals work online and work remotely, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

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
•
the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report payments and other transfers of value provided during the previous year to U.S. licensed physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and, teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family;
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

We currently and may in the future depend on intellectual property licensed from third parties, and our current or future licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that may be important to our business.

We currently license intellectual property from the Regents of the University of California and may in the future depend on patents, know-how and proprietary technology licensed from third parties. Our licenses to such patents, know-how and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which we license patents, know-how and proprietary technology from others may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

We may in the future need to obtain licenses from third parties to advance our research or allow commercialization of product candidates Tempest may develop. It is possible that we may be unable to obtain any licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

If our current or future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our current or future in-licensed patents and patent applications. For example, we cannot be certain that activities such as the maintenance and prosecution by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our current or future licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we might believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our current or future licensors regarding intellectual property subject to a license agreement could include disputes regarding:

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

If disputes over intellectual property that we currently license or may license in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates.

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

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2041, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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
•
we, or our current or future licensors, as the case may be, may fail to meet our or our obligations to the U.S. government regarding any patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
•
we, or our current or future licensors, as the case may be, might not have been the first to file patent applications for certain inventions;
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
•
the laws of foreign countries may not protect our, or our current or future licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not adequately cover our product candidates;
•
our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

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
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
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
•
a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses our product rights or proprietary technology to us, which it is not required to do, on commercially reasonable terms or at all;
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

Competitors may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the Russia-Ukraine war may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

As a further example, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Our patent application in-licensed from the Regents of the University of California has been supported through the use of U.S. government funding awarded by the National Institutes of Health. Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

Risks Related to Ownership of Our Common Stock and Other General Matters

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as the Russia-Ukraine war; and
•
period-to-period fluctuations in our financial results.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the recent bank closures and the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of future bank closures or political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our common stock is thinly traded and our stockholders may be unable to sell their shares quickly or at market price.

Although we have had periods of high-volume daily trading in our common stock, generally our stock is thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. Our common stock price could, for example, decline significantly as a result of sales of a large number of shares of our common stock on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price, or from the perception that these sales could occur.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2022, our executive officers, directors and stockholders, who hold greater than 5% of our outstanding common stock, beneficially own in the aggregate approximately 79% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Status as a Public Company and Other General Matters

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Once we are no longer a smaller reporting company or otherwise no longer qualifies for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and a report by management on, among other things, the effectiveness of our internal control over financial reporting. We will not be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting until we cease to be a smaller reporting company.

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

Additionally, as a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2020, a material weaknesses was identified in our internal control over financial reporting, which has been remediated. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in the internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We or the third parties upon whom we depend may be adversely affected by natural disasters and other calamities, including public health crises, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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
•
loss of revenue;
•
termination of our collaboration relationships or disputes with our collaborators;
•
voluntary product recalls, withdrawals or labeling restrictions; and

•
the inability to commercialize any product candidates that we may develop.

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

We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Millendo’s business and ours following the merger. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. We also remain the subject of various securities class action lawsuits and shareholder derivative lawsuits that were filed against OvaScience and certain of our officer and directors, as described in more detail in Part II, Item 3 under the heading “Legal Proceedings” of the Annual Report on Form 10-K.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In January 2022, we entered into an agreement to lease approximately 20,116 square feet of laboratory and office space at 2000 Sierra Point Parkway, Brisbane, California 94005, which we occupied and began operating as our new headquarters beginning in December 2022. Prior to December 2022, our corporate headquarters were located at 7000 Shoreline Court, Suite 275, South San Francisco, California, 94080, ("SSF Lease") where we occupied approximately 9,780 square feet of office space under a lease agreement entered into in February 2019. The SSF Lease terminated in January 2023.

We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

As a result of the merger, the Company is party to various litigation matters given Millendo’s role as successor to OvaScience, Inc. (“OvaScience”). OvaScience merged with Millendo in 2018. Prior to the merger, OvaScience was sued in three matters that are disclosed below.

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with a settlement. On September 13, 2022, the parties filed a joint motion to stay the case pending settlement. On September 15, 2022, the court issued a 90-day nisi order. On December 14, 2022, the court extended that order for 60 days to February 20, 2023. The parties have now reached an agreement on all of the material settlement terms and informed the court of this in a joint status update and request for extension of the order until March 22, 2023. On February 17, 2023, the court extended the order until March 22, 2023 and set a court appearance for March 23, 2023. The parties are currently working on the settlement documentation. Any final settlement is subject to Court approval.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million was funded entirely by insurance. All defendants expressly deny liability. On April 1, 2022, the Court preliminarily approved the settlement. On December 20, 2022, the Court entered final approval of the settlement and dismissed the Dahhan Action with prejudice. The settlement included a release of all claims against the defendants thus no liability and $15 million related to this matter was recorded in our Condensed Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively.

On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the Court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with the settlement. On February 14, 2023, the parties informed the court that, subject to court approval, they had reached an agreement to settle Chiu v. Dipp as well Cima v. Dipp. The parties requested a 90-day stay in order for the parties to present the settlement to the state court in Cima v. Dipp first. On February 16, 2023, the court granted the 90-day stay. The parties are currently working on the settlement documentation. Any final settlement is subject to Court approval.

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

Stockholders

As of March 16, 2023, we had 10,561,700 shares of common stock outstanding held by 83 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage oncology company focused on leveraging our deep scientific understanding of cancer biology and medicinal chemistry to develop and advance novel, orally available therapies for the treatment of solid tumors. Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. To this end, we are advancing TPST-1120 and TPST-1495, two product candidates in clinical trials that we believe are the first clinical-stage molecules designed to inhibit their respective targets; as well as two preclinical programs, including one that could be the first to target TREX-1, a key cellular enzyme that regulates the innate immune response in tumors.

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha, or PPARα. Clinical data from initial Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, were reported at a podium presentation at the American Society of Clinical Oncology (ASCO) conference in June 2022. RECIST responses were observed at the two highest TPST-1120 doses in combination with standard dose nivolumab for an objective response rate ("ORR") of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. TPST-1120 is also being studied in an ongoing global randomized Phase 1b/2 trial in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma, or HCC. The study has fully enrolled (targeting 40 patients in each arm), and we expect the initial data in the first half of 2023. Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 monotherapy and combination trial in solid tumors. We expect data from the TPST-1495 Phase 1 trial to be presented at a cancer conference in 2023, if accepted to present. Additionally, we have what we believe to be exciting third and fourth preclinical programs targeting the three prime repair exonuclease (“TREX-1”) and a novel oncology drug target in a newly defined pathway, respectfully. Beyond these four ongoing programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2022, we have raised $164.4 million, through sales of our capital securities.

We have never been profitable and has incurred operating losses in each period since inception. Our net losses were $35.7 million and $28.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $135.8 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2022, we had cash and cash equivalents of $31.2 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of becoming a public company following completion of the merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other (Expense) Income , Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

The following table summarizes our operating results for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Expenses:
Research and development	$22,527	$17,166
General and administrative	12,113	9,820
Total expenses	34,640	26,986
Operating loss	(34,640)	(26,986)
Interest expense	(1,618)	(1,282)
Interest income and other income (expense), net	549	(34)
Provision for income taxes	—	—
Net loss	$(35,709)	$(28,302)

Research and Development

Our research and development expenses for the years ended December 31, 2022 and 2021 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project specific basis.

	2022	2021
	(in thousands)
TPST-1120	$5,927	$5,497
TPST-1495	5,672	4,026
Preclinical and other	4,638	3,529
Total candidate specific research costs	16,237	13,052
Personnel and other costs	5,333	3,604
Stock-based compensation and depreciation	957	510
Total research and development expenses	$22,527	$17,166

Research and development expense increased by $5.3 million to $22.5 million for the year ended December 31, 2022. The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Research and development outside services	$14,745	$11,355
Compensation expense	4,084	2,869
Stock-based compensation expense	517	303
Consulting and professional services	1,448	1,634
Other expenses	1,733	1,005
Total research and development expense	$22,527	$17,166

The growth in total research and development expense of $5.3 million for the year ended December 31, 2022 was primarily attributable to expanded research and development efforts incurred from contract research organizations and third-party vendors, as well as compensation expenses due to an increase in employee headcount.

General and Administrative

General and administrative expenses increased by $2.3 million to $12.1 million for the year ended December 31, 2022. The increase was primarily due to an increase of $1.1 million in professional and consulting fees and an increase of $0.5 million in insurance expense.

Other Income (Expense), Net

For the year ended December 31, 2022 and 2021, other income (expense), net consisted of total interest expense of $1.6 million and $1.3 million, respectively, related to the Oxford Loan, and interest income of $612 thousand and $7 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through December 31, 2022, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of December 31, 2022, we had $31.2 million in cash and cash equivalents and an accumulated deficit of $135.8 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of December 31, 2022 will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

Loan Agreement with Oxford Finance

On January 15, 2021, we entered into a loan and security agreement with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches (the "Loan Agreement"). Tranche A of $15.0 million was funded on January 15, 2021. Tranche B of $10.0 million expired on March 31, 2022. Tranche C of $10.0 million is available at Oxford’s option.

On December 23, 2022, the Company entered into a First Amendment to the Loan Agreement. The amendment modified the agreement as follows: (i) each of the Company and Millendo Therapeutics US, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Millendo”), were joined as co-borrowers under the Loan Agreement, (ii) the interest-only repayment period was extended through December 31, 2023 (which interest-only period may be further extended through June 30, 2024 under certain circumstances), and (iii) a security interest in the property of the Company, TempestTx and Millendo, including any intellectual property, was granted to the Lender. In addition, the Lender permitted a one-time prepayment in the amount of $5.0 million which the Company paid on December 23, 2022.

The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%.

At-the-Market Offering

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Cash used in operating activities	$(31,072)	$(25,957)
Cash used in investing activities	(562)	(97)
Cash provided by financing activities	11,403	59,063
Net increase (decrease) in cash and cash equivalents	$(20,231)	$33,009

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2022 was $31.1 million, consisting of a net loss of $35.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.8 million, plus changes in operating assets and liabilities of $0.9 million.

Cash used in operating activities for the year ended December 31, 2021 was $26.0 million consisting of a net loss of $28.3 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense offset by other non-cash items totaling $3.0 million, less changes in operating assets and liabilities of $0.6 million.

Cash flows from investing activities

Cash used in investing activities for the years ended December 2022 and 2021 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2022 was $11.4 million, primarily related to proceeds from the issuance of common stock of $8.9 million and pre-funded warrants of $7.3 million related to the PIPE financing, offset by $4.7 million used in the partial repayment of our loan with Oxford.

Cash provided by financing activities for the year ended December 31, 2021 was $59.1 million consisting of (i) proceeds from Oxford Loan of $14.9 million (net of issuance costs), (ii) issuance of common stock of $30.0 million concurrent with closing of the merger and (iii) cash of $17.0 million brought over by Millendo as a result of the merger, offset by payment of reverse recapitalization costs of $6.4 million.

Funding Requirements

We believe that our available cash and cash equivalents are sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including the following:

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

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

Our material cash requirements as of December 31, 2022 primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of December 31, 2022, we have $7.2 million payable within 12 months.

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

Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

Stock-Based Compensation

We recognize noncash stock-based compensation expense related to stock-based awards to employees, non-employees and directors, including stock options, based on the fair value on the grant date using the Black-Scholes option pricing model. The related stock-based compensation is recognized as expense on a straight line-basis over the employee’s, non-employee’s or director’s requisite service period (generally the vesting period). Noncash stock compensation expense is based on awards ultimately expected to vest and is reduced by any forfeitures as they occur.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TEMPEST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempest Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempest Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

As described in Note 2 to the financial statements under the caption “Research and development expenses and accrued research and development”, the Company records the cost of research and development activities as they are incurred. The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Service fees are accrued based on the Company’s estimates of the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, the Company’s estimates of accrued expenses and on information available at each balance sheet date. As of December 31, 2022, the Company’s accrued clinical trial liability was $2.2 million.

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

Chicago, Illinois

March 22, 2023

Tempest Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,230	$51,829
Insurance recovery of legal settlement	450	15,000
Prepaid expenses and other current assets	1,270	2,134
Total current assets	32,950	68,963
Property and equipment — net	1,060	1,113
Operating lease right-of-use assets	11,650	3,051
Other noncurrent assets	429	111
Total assets	$46,089	$73,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,108	$991
Accrued legal settlement	450	15,000
Accrued expenses	2,961	1,589
Current operating lease liabilities	1,413	1,442
Accrued compensation	1,248	912
Interest payable	97	92
Total current liabilities	7,277	20,026
Loan payable (net of discount and issuance costs of $454 and $756, respectively)	10,371	15,069
Operating lease liabilities, less current portion	10,330	2,026
Total liabilities	27,978	37,121
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,518,539 and 6,910,324 shares issued and outstanding at December 31, 2022 and 2021, respectively	11	7
Additional paid-in capital	153,872	136,173
Accumulated deficit	(135,772)	(100,063)
Total stockholders’ equity	18,111	36,117
Total liabilities and stockholders’ equity	$46,089	$73,238

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$22,527	$17,166
General and administrative	12,113	9,820
Loss from operations	(34,640)	(26,986)
Other income (expenses), net:
Interest expense	(1,618)	(1,282)
Interest income and other income (expenses), net	549	(34)
Total other income (expenses), net	(1,069)	(1,316)
Provision for income taxes	—	—
Net loss	$(35,709)	$(28,302)
Net loss per share of common stock and pre-funded warrants, basic and diluted	$(3.09)	$(7.47)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	11,548,907	3,790,303

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — January 1, 2021	498,269	$1	$2,967	$(71,761)	$(68,793)
Exercise of stock options	33,127	—	139	—	139
Vesting of early exercised stock options	28,196	—	133	—	133
Conversion of preferred stock to common stock	3,692,912	4	86,703	—	86,707
Issuance of common stock for cash, net of issuance cost of $446	1,388,374	1	33,473	—	33,474
Share-based compensation	—	—	1,105	—	1,105
Reverse recapitalization transaction costs	—	—	(6,420)	—	(6,420)
Issuance of common stock to Millendo shareholders	1,269,446	1	18,000	—	18,001
Issuance of common stock warrants			73	—	73
Net loss	—	—	—	(28,302)	(28,302)
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$(100,063)	$36,117
Exercise of stock options	—	—	—	—	—
Issuance of common stock for cash, net of issuance cost of $489	3,608,215	4	8,857	—	8,861
Share-based compensation	—	—	1,561	—	1,561
Issuance of pre-funded warrants, net of issuance cost $283	—	—	7,281	—	7,281
Net loss	—	—	—	(35,709)	(35,709)
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(35,709)	$(28,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	638	374
Stock-based compensation expense	1,561	1,105
Noncash lease expense	1,176	896
Noncash interest and other expense, net	394	583
Changes in operating assets and liabilities:
Prepaid expenses and other assets	915	(179)
Accounts payable	1	(209)
Accrued expenses and other liabilities	1,709	723
Interest payable	(256)	92
Operating lease liabilities	(1,501)	(1,040)
Cash used in operating activities	(31,072)	(25,957)
Investing activities:
Purchase of property and equipment	(562)	(135)
Repayment of related party note receivable	—	38
Cash used in investing activities	(562)	(97)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	8,861	33,425
Proceeds from issuance of pre-funded warrants, net of issuance costs	7,281	—
Repayment of loan	(4,739)	—
Borrowings on loan payable	—	15,000
Payment of loan issuance costs	—	(95)
Cash acquired in connection with reverse recapitalization	—	17,045
Payment of reverse recapitalization transaction costs	—	(6,420)
Proceeds from option exercises	—	108
Cash provided by financing activities	11,403	59,063
Net increase in cash and cash equivalents	(20,231)	33,009
Cash, cash equivalents and restricted cash at beginning of period	51,829	18,820
Cash, cash equivalents and restricted cash at end of period	31,598	51,829
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,539	$953
Cash paid for income taxes	$18
Operating lease right-of-use assets recognized in exchange for lease liabilities	$10,660
Non-cash operating activities: Lease modification	$884	$—
Non-cash investing activities: Property and equipment in accounts payable	$93	$78
Non-cash financing activities:
Vesting of early exercise stock options	$—	$136
Issuance of common stock for license agreement	$—	$49

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2022 and 2021

(In Thousands, Except Share and Per Share Amount)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest,” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two novel clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both programs are advancing through clinical trials designed to study the agents as monotherapies and in combination with other approved agents. Tempest is also developing an orally available inhibitor of TREX-1, a target that controls activation of the cGAS/STING pathway. Tempest is headquartered in Brisbane, California.

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of December 31, 2022, we had cash and cash equivalents of $31.2 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash and money market fund. All of the Company’s cash and money market fund are deposited in accounts with a major financial institution in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (SVB), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors. The Company had subsequently transferred its accounts to one or more alternate depository institutions. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents consisted of bank deposits and money market funds.

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

Patent Costs—Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These patent-related legal costs are reported as a component of general and administrative expenses.

General and Administrative Expenses—General and administrative costs are expensed as incurred and include employee-related expenses including salaries, benefits, travel and stock-based compensation for the Company’s personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance on its deferred tax assets.

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

4. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,230	$—	$—	$31,230
Total	$31,230	$—	$—	$31,230

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51,829	$—	$—	$51,829
Total	$51,829	$—	$—	$51,829

5. BALANCE SHEET ITEMS

Prepaid expenses and other current asset consist of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Prepaid expenses	$703	$949
Prepaid research and development costs	304	632
Other current assets	263	553
Total	$1,270	$2,134

Property and equipment, net, consists of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Computer equipment and software	$168	$156
Furniture and fixtures	310	193
Lab equipment	1,061	748
Leasehold improvements	882	840
Property and equipment	2,421	1,937
Less accumulated depreciation	(1,361)	(824)
Property and equipment—net	$1,060	$1,113

Depreciation expense for the years ended December 31, 2022 and 2021 were $638 and $374, respectively.

Accrued liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Accrued other liabilities	$756	$748
Accrued clinical trial liability	2,205	841
Total	$2,961	$1,589

6. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements—In February 2019, the Company entered into a 5-year office lease agreement for a 9,780 square feet facility in South San Francisco, California. The original lease term expires on February 29, 2024. In June 2022, the lease was amended to terminate early on January 31, 2023. The amendment was not accounted for as a separate contract and the lease liability and the right-of-use asset were remeasured on the lease modification date.

As a result of the merger with Millendo, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 1.2 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”), one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. One of its leases in Ann Arbor, Michigan expires in June 2024 and the other expires in March 2024.

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California ("Brisbane Lease"). The lease commenced in December 2022.

As of December 31, 2022 and 2021, the balance of the operating lease right of use assets were $11,650 and $3,051, respectively, and the related operating lease liability were $11,744 and $3,468, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $1,445 and $1,039 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, future minimum annual lease payments under the Company’s operating lease liabilities were as follows:

Total Commitment
Year Ending	(in thousands)
2023	$2,613
2024	2,100
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	16,904
Less: imputed interest	(5,161)
Present value of operating lease obligations	11,743
Less: current portion	(1,413)
Noncurrent operating lease obligations	$10,330

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $368 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31, 2022.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022 and 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with a settlement. On September 13, 2022, the parties filed a joint motion to stay the case pending settlement. On September 15, 2022, the court issued a 90-day nisi order. On December 14, 2022, the court extended that order for 60 days to February 20, 2023. The parties have now reached an agreement on all of the material settlement terms and informed the court of this in a joint status update and request for extension of the order until March 22, 2023. On February 17, 2023, the court extended the order until March 22, 2023 and set a court appearance for March 23, 2023. The parties are currently working on the settlement documentation. Any final settlement is subject to Court approval.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million was funded entirely by insurance. All defendants expressly deny liability. On April 1, 2022, the Court preliminarily approved the settlement. On December 20, 2022, the Court entered final approval of the settlement and dismissed the Dahhan Action with prejudice. The settlement included a release of all claims against the defendants. The settlement included a release of all claims against the defendants thus no liability and $15 million related to this matter was recorded in our Condensed Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively.

On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the Court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with the settlement. On February 14, 2023, the parties informed the court that, subject to court approval, they had reached an agreement to settle Chiu v. Dipp as well Cima v. Dipp. The parties requested a 90-day stay in order for the parties to present the settlement to the state court in Cima v. Dipp first. On February 16, 2023, the court granted the 90-day stay. The parties are currently working on the settlement documentation. Any final settlement is subject to Court approval.

7. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the "Lender")to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at the Lender’s option.

On December 23, 2022, the Company entered into a First Amendment to the loan agreement. The amendment modified the agreement as follows: (i) each of the Company and Millendo Therapeutics US, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Millendo”), were joined as co-borrowers under the Loan Agreement; (ii) the interest-only repayment period was extended through December 31, 2023 (which interest-only period may be further extended through June 30, 2024 under certain circumstances); and (iii) a security interest in all of the assets of the Company, TempestTx and Millendo, including any intellectual property, was granted to the Lender. In addition, the Lender permitted a one-time prepayment in the amount of $5.0 million, which the Company paid on December 23, 2022.

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. Monthly principal payments of $513 will begin on January 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of December 31, 2022, the balance of the loan payable (net of debt issuance costs) was $10.4 million. The carrying value of the loan approximates fair value (Level 2).

For the year ended December 31, 2022 and 2021, total interest expense was $1,618 and $1,282, respectively.

8. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

Prior to the merger with Millendo on June 25, 2021, Private Tempest had issued and outstanding convertible preferred stock. The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Private Tempest as of December 31, 2020 and June 24, 2021 were as follows (in thousands, except share and per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Proceeds Net of Issuance Cost	Net Carrying Value
Series A	17,000,000	17,000,000	$1.00	$17,000	$16,982	$16,982
Series B	25,186,738	25,186,738	1.00	25,187	24,943	12,235
Series B-1	93,749,993	72,499,993	0.80	58,000	57,489	57,489
Total	135,936,731	114,686,731		$100,187	$99,414	$86,706

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

As of December 31, 2022 and December 31, 2021, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 10,518,539 and 6,910,324 were issued and outstanding at December 31, 2022 and December 31, 2021, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of December 31, 2022 and December 31, 2021.

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

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100,000,000 of its common stock through Jefferies LLC (the "ATM Program"). Our ability to sell securities under the ATM program will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

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

On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”), which amends and restates the 2019 Plan and will be a successor to, and replacement of, the 2019 Plan. The A&R 2019 Plan had been adopted by the Company’s Board of Directors and one of the material changes was to increase the number of shares available for issuance by 1,132,252. The A&R 2019 Plan still includes the annual evergreen provision of automatically increasing on January 1st of each year the number of option shares available for issuance by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. On January 1, 2023, the common stock reserved for issuance was increased by 420,742 shares.

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

As of December 31, 2022, a total of 1,039,010 shares are available for future grant under the 2017 Plan and A&R 2019 Plan.

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

The 2019 ESPP provides that the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1, 2023 and continuing through (and including) January 1, 2029, by the lesser of 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 500,000 shares of Common Stock, or (iii) such lesser number of shares of Common Stock as determined by the Board of Directors (which may be zero). On January 1, 2023, the common stock reserved for issuance was increased by 157,778 shares.

As of December 31, 2022, 137,097 shares of common stock remained available for future issuance under the 2019 ESPP. As of December 31, 2022, 6,120 shares of common stock had been issued under the 2019 ESPP during the 12 months ended December 31, 2022.

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

The following shows the stock option activities for the years ended December 31, 2022 and 2021:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2020	452,165	$5.35
Assumed in reverse recapitalization	177,591	179.79
Granted	307,529	16.78
Exercised	(33,127)	4.20
Cancelled and forfeited	(113,521)	115.72
Balance—December 31, 2021	790,637	$32.82
Granted	909,527	3.34
Exercised	—	—
Cancelled and forfeited	(147,123)	128.79
Balance—December 31, 2022	1,553,041	6.66

The following table summarizes information about stock options outstanding at December 31, 2022:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	1,553,041	8.57	$6.66	$—
Vested and expected to vest	1,553,041	8.57	$6.66	$—
Exercisable	473,471	7.54	$8.65	$—

During the years ended December 31, 2022 and 2021, the Company granted employees and non-employees stock options to purchase 909,527 and 307,529 shares of common stock with a weighted-average grant date fair value of $2.82 and $16.78 per share, respectively. As of December 31, 2022 and 2021, total unrecognized compensation costs related to unvested employee stock options were $4,012 and $3,341, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years and 1.4 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2022 and 2021:

	2022	2021
Expected term (in years)	5.5 - 6.1	5.7 - 6.1
Expected volatility	109% - 112%	67% - 69%
Risk-free interest rate	1.5% - 3.9%	0.9% - 1.3%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021:

	2022	2021
Research and development	$517	$303
General and administrative	1,044	802
Total	$1,561	$1,105

10. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2022 and 2021, because the Company has incurred losses since inception. At December 31, 2022 and 2021 the Company concluded it was not more likely than not that it would realize its deferred tax assets, and therefore has recorded a full valuation allowance.

For the years ended December 31, 2022 and 2021, income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pre-tax loss as follows:

	2022	2021
U.S. federal provision (benefit)
At statutory rate	$(7,497)	$(5,906)
State taxes	(2,733)	(3,887)
Valuation allowance	8,581	9,154
Tax credits	(1,173)	(767)
Stock-based compensation	2,606	1,366
Permanent differences	216	40
Total	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2022 and 2022 are shown below.

	2022	2021
Deferred tax assets:
Net operating losses	$131,346	$125,111
Research and development tax credits	18,122	16,670
Amortization	916	1,094
Lease liability	3,504	1,027
Stock based compensation	576	3,784
Other	378	254
Capitalized R&D	4,138	—
Fixed assets	10	—
Total gross deferred tax assets	158,990	147,940
Less: valuation allowance	(155,514)	(146,933)
Total deferred tax assets	3,476	1,007
Deferred tax liability:
Right-of-use assets	(3,476)	(903)
Fixed assets	—	(104)
Total gross deferred tax liabilities	(3,476)	(1,007)
Net deferred tax assets	$—	$—

The deferred tax assets and valuation allowance increased by $8.6 million from December 31, 2021 to December 31, 2022 due primarily to the generation of net operating losses and research and development credits.

As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $466.0 million and $434.4 million, respectively. As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $452.4 million and $394.1 million, respectively.

The federal and state net operating loss carryforwards begin to expire in 2031 and 2022, respectively, if not utilized. Federal net operating losses of $244.8 million are not subject to expiration.

As of December 31, 2022, the Company has federal and state research and development carryforwards of approximately $11.7 million and $3.6 million, respectively. The Company also has $7.4 million of Orphan Drug Credit. As of December 31, 2021, the Company has federal and state research and development carryforwards of approximately $10.2 million and $3.2 million, respectively. The federal and state credits begin to expire in 2031 and 2029, respectively, if not utilized; $2.5 million of the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2022. At least $455.8 thousand of legacy Millendo federal net operating losses are expected to expire unused due to prior ownership changes.

The Company has the following activity relating to unrecognized tax benefits as of December 31, 2022 and 2021:

	2022	2021
Beginning balance	$4,293	$1,280
Gross increase - tax positions in prior periods	—	$2,767
Gross decrease - tax positions in prior periods	—	—
Gross increase - tax position in current period	357	$246
Settlements	—	—
Lapses in statutes of limitations	—	—
Ending balance	$4,650	$4,293

As of December 31, 2022 and 2021, none of the unrecognized tax benefits would impact the Company's effective tax rate due to the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively, and has not recognized penalties and interest in the accompanying statements of operations for the years ended December 31, 2022 and 2021, respectively.

The Company is subject to taxation in the United States, California, Massachusetts, and Michigan. The Company’s tax years from inception are subject to examination by the IRS and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

11. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the year ended December 31, 2022, the Company contributed $126 to the 401(k) Plan. There was no contribution from the Company for the year ended December 31, 2021.

12. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	2022	2021
Numerator:
Net loss	$(35,709)	$(28,302)
Denominator:
Weighted-average common shares outstanding	11,548,907	3,799,392
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(9,089)
Weighted-average shares used in computing basic and diluted net loss per share	11,548,907	3,790,303

Net loss per share attributable to common stockholders—basic and diluted	$(3.09)	$(7.47)

As of December 31, 2022 and 2021, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of December 31, 2022 and 2021, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	2022	2021
Options to purchase common stock	1,553,041	790,637
Common stock warrants	6,036	6,036
	1,559,077	796,673

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Previously Reported Material Weakness and Remediation

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

(ii) There was a material weakness in our internal control activities due to a failure in design and implementation of controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, we failed to properly review and evaluate progress of expense incurred in clinical trial contracts which resulted in the inaccurate actual of its clinical trial expenses.

Management completed the remediation of the previously identified material weaknesses described above during the year ended December 31, 2022. Remedial actions include adjustments to the methodology used to reflect clinical trial expenses in our financial statements. In addition, management also (i) hired additional accounting personnel with appropriate experience, certification, education and training to help design, implement, document and operate effective internal controls over financial reporting; and (ii) with the assistance of such personnel, finalized our internal control design and implemented management review controls to review clinical trial expenses and the completeness of our reserves based on the status of clinical development and the progress of expense incurred.

Attestation Report of the Registered Public Accounting Firm.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than remediation measures discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Information regarding our Directors required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding Director Nominees and Continuing Directors,” and is hereby incorporated by reference.

Information About Our Executive Officers

Information regarding our Executive Officers required by this item will be contained in our 2023 Proxy Statement under the caption “Executive Officers,” and is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts

Information regarding our Audit Committee and Financial Experts required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Audit Committee,” and is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Information regarding our Procedures for Recommending Directors required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee,” and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.tempesttx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Delinquent Section 16(a) Reports

Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(A) Reports,” if any, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding our Executive Compensation required by this item will be contained in our 2023 Proxy Statement under the caption “Executive and Director Compensation,” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Securities

Information regarding our Ownership of Securities required by this item will be contained in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information

Information regarding our Equity Compensation Plan required by this item will be contained in our 2023 Proxy Statement under the caption “Equity Compensation Plan Information,” and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Related Transactions and Director Independence required by this item will be contained in our 2023 Proxy Statement under the caption “Transactions with Related Persons and Indemnification,” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors,” and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Accounting Fees and Services required by this item will be contained in our 2023 Proxy Statement in Proposal 3 under the captions “—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

(a)(1) Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-35890	4.1	4/1/2022
4.2	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	S-4/A	333-255198	4.2	5/4/2021
4.3	Form of Pre-Funded Warrant	8-K	001-35890	4.1	5/2/2022
10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021
10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021
10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan	10-K	001-35890	10.3	3/29/2022
10.13+	Amended and Restated 2019 Equity Incentive Plan	8-K	001-35890	10.1	6/21/2022
10.14+	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019
10.15+	Form of RSU Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.8	8/12/2019
10.16+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020
10.17+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020
10.18+	Amended and Restated 2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/21/2022
10.19	Loan and Security Agreement, dated January 15, 2021, by and among Oxford Finance LLC, the Lenders party thereto, and Tempest	S-4/A	333-255198	10.3	5/4/2021
10.20+	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021
10.21+	Employment Agreement, dated July 7, 2021, by and between the Company and Stephen Brady	8-K	001-35890	10.2	7/07/2021
10.22+	Employment Agreement, dated July 7, 2021, by and between the Company and Thomas Dubensky, Ph.D.	8-K	001-35890	10.3	7/07/2021

10.23+	Employment Agreement, dated July 7, 2021, by and between the Company and Samuel Whiting, M.D., Ph.D.	8-K	001-35890	10.4	7/07/2021
10.24	Lease Agreement, dated January 24, 2022, by and between HCP Life Science REIT, Inc. and Tempest Therapeutics, Inc.					X
10.25	Securities Purchase Agreement, dated April 26, 22, by and among Tempest Therapeutics, Inc. and the persons party thereto	8-K	001-35890	10.1	5/2/2022
10.26	Registration Rights Agreement, dated April 26, 22, by and among Tempest Therapeutics, Inc. and the persons party thereto	8-K	001-35890	10.2	5/2/2022
10.27	First Amendment to Loan and Security Agreement, dated December 23, 2022, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc.	8-K	001-35890	10.1	12/29/2022
21.1	Subsidiaries of the Registrant	10-K/A	001-35890	21.1	4/1/2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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

						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension contained in Exhibit 101).

_______________________________________

* Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC.

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

Date: March 22, 2023

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

Signature	Title	Date
/s/ Stephen Brady	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023
Stephen Brady

/s/ Nicholas Maestas	Vice President, Strategy and Finance and Secretary (Principal Financial Officer)	March 22, 2023
Nicholas Maestas

/s/ Justin Trojanowski	Corporate Controller, Treasurer (Principal Accounting Officer)	March 22, 2023
Justin Trojanowski

/s/ Michael Raab	Chairman of the Board of Directors	March 22, 2023
Michael Raab

/s/ Thomas Dubensky	President and Director	March 22, 2023
Thomas Dubensky, Ph.D.

/s/ Geoff Nichol	Director	March 22, 2023
Geoff Nichol, M.B., Ch.B., M.B.A.

/s/ Christine Pellizzari	Director	March 22, 2023
Christine Pellizzari

/s/ Ronit Simantov	Director	March 22, 2023
Ronit Simantov, M.D.

/s/ Thomas Woiwode	Director	March 22, 2023
Thomas Woiwode, Ph.D.