Form 10-Q
period 2023-03-31
Tempest Therapeutics, Inc.
filed 2023-05-10
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 4, 2023 was 11,586,406.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$22,925	$31,230
Insurance recovery of legal settlement	450	450
Prepaid expenses and other current assets	1,298	1,270
Total current assets	24,673	32,950
Property and equipment — net	1,008	1,060
Operating lease right-of-use assets	11,219	11,650
Other noncurrent assets	429	429
Total assets	$37,329	$46,089
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,157	$1,108
Accrued legal settlement	450	450
Accrued expenses	2,538	2,961
Current loan payable (net of discount and issuance costs of $58 and nil, respectively)	1,481	—
Current operating lease liabilities	1,325	1,413
Accrued compensation	456	1,248
Interest payable	104	97
Total current liabilities	7,511	7,277
Loan payable (net of discount and issuance costs of $351 and $454, respectively)	8,935	10,371
Operating lease liabilities, less current portion	9,918	10,330
Total liabilities	26,364	27,978
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,561,700 and 10,518,539 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	154,362	153,872
Accumulated deficit	(143,408)	(135,772)
Total stockholders’ equity	10,965	18,111
Total liabilities and stockholders’ equity	$37,329	$46,089

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$4,678	$5,109
General and administrative	2,903	3,052
Loss from operations	(7,581)	(8,161)
Other income (expense), net:
Interest expense	(344)	(333)
Interest income and other income (expense), net	289	3
Total other income (expense), net	(55)	(330)
Provision for income taxes	—	—
Net loss	$(7,636)	$(8,491)
Net loss per share of common stock and pre-funded warrants, basic and diluted	$(0.55)	$(1.18)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	13,763,173	7,167,255

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Issuance of common stock for cash	43,161	—	44	—	44
Share-based compensation	—	—	446	—	446
Net loss	—	—	—	(7,636)	(7,636)
BALANCE — March 31, 2023	10,561,700	$11	$154,362	$(143,408)	$10,965

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $44	262,770	—	1,403	—	1,403
Share-based compensation	—	—	328	—	328
Net loss	—	—	—	(8,491)	(8,491)
BALANCE — March 31, 2022	7,173,094	$7	$137,904	$(108,554)	$29,357

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(7,636)	$(8,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	125	108
Stock-based compensation expense	446	328
Non-cash lease expense	432	311
Non-cash interest and other expense, net	53	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(28)	178
Accounts payable	12	(323)
Accrued expenses and other liabilities	(1,214)	1,063
Interest payable	7	2
Operating lease liabilities	(500)	(347)
Cash used in operating activities	(8,303)	(7,107)
Investing activities:
Purchase of property and equipment	(46)	(3)
Cash used in investing activities	(46)	(3)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	44	1,403
Cash provided by financing activities	44	1,403
Net decrease in cash and cash equivalents	(8,305)	(5,707)
Cash, cash equivalents and restricted cash at beginning of period	31,598	51,829
Cash, cash equivalents and restricted cash at end of period	$23,293	$46,122
Supplemental disclosure of cash flow information:
Cash paid for interest	$292	$268
Cash paid for income taxes	$24	$—
Non-cash investing activities: Property and equipment in accounts payable	$—	$16

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two novel clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both programs are advancing through clinical trials designed to study the agents as monotherapies and in combination with other approved agents. Tempest is also developing an orally available inhibitor of TREX-1, a target that controls activation of the cGAS/STING pathway. Tempest is headquartered in Brisbane, California.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of March 31, 2023, we had cash and cash equivalents of $22.9 million. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to continue operations. We intend to raise the needed capital through the issuance of additional debt or equity, including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations. Management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies -- The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2023. There have been no material changes to the significant accounting policies during the period ended March 31, 2023.

Basis of Presentation—The unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$22,925	$—	$—	$22,925
Total	$22,925	$—	$—	$22,925

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,230	$—	$—	$31,230
Total	$31,230	$—	$—	$31,230

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$594	$703
Prepaid research and development costs	285	304
Other current assets	419	263
Total	$1,298	$1,270

Property and equipment, net, consists of the following:

	March 31, 2023	December 31, 2022
Computer equipment and software	$168	$168
Furniture and fixtures	328	310
Lab equipment	1,077	1,061
Leasehold improvements	922	882
Property and equipment	2,495	2,421
Less accumulated depreciation	(1,487)	(1,361)
Property and equipment—net	$1,008	$1,060

Depreciation expense for the three months ended March 31, 2023 and 2022 were $125 and $108, respectively.

Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued other liabilities	$1,134	$756
Accrued clinical trial liability	1,404	2,205
Total	$2,538	$2,961

5. COMMITMENTS AND CONTINGENCIES

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

On March 29, 2021, TempestTx, Inc. (“Private Tempest”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Millendo Therapeutics, Inc. (“Millendo”). On June 25, 2021, Private Tempest completed the merger with Millendo and as a result of the merger, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 1.1 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”), one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. The Ann Arbor Leases expire in June 2024 and March 2024.

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California ("Brisbane Lease"). The lease commenced in December 2022.

As of March 31, 2023 and December 31, 2022, the balance of the operating lease right of use assets were $11,219 and $11,650, respectively, and the related operating lease liability were $11,243 and $11,744, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $710 and $359 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future minimum lease payments under the Brisbane Lease and Ann Arbor Leases were as follows:

Year Ending	Total Commitment
2023 (excluding three months ended March 31, 2023)	$1,912
2024	2,100
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	16,203
Less: imputed interest	(4,960)
Present value of operating lease obligations	11,243
Less: current portion	(1,325)
Noncurrent operating lease obligations	$9,918

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $368 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of March 31, 2023.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023 and 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with a settlement. On September 13, 2022, the parties filed a joint motion to stay the case pending settlement. On September 15, 2022, the court issued a 90-day nisi order. On December 14, 2022, the court extended that order for 60 days to February 20, 2023. On February 17, 2023, the court extended the order until March 22, 2023 and set a court appearance for March 23, 2023. On March 23, 2023, the court granted preliminary approval of the settlement and set a final fairness hearing for June 12, 2023. Any final settlement is subject to Court approval.

On March 24, 2017, a purported shareholder class action lawsuit was filed in Massachusetts Federal court (Dahhan v. OvaScience, Inc.) against OvaScience and certain former officers of OvaScience alleging violations of Sections 10(b) and 20(a) of the Exchange Act (the “Dahhan Action”). On March 4, 2022, the parties filed a motion to preliminarily approve a settlement of the action. The settlement amount of $15 million was funded entirely by insurance. All defendants expressly deny liability. On April 1, 2022, the Court preliminarily approved the settlement. On December 20, 2022, the Court entered final approval of the settlement and dismissed the Dahhan Action with prejudice. The settlement included a release of all claims against the defendants thus no liability related to this matter was recorded in our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the Court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with the settlement. On February 14, 2023, the parties informed the court that, subject to court approval, they had reached an agreement to settle Chiu v. Dipp as well as Cima v. Dipp. The parties requested a 90-day stay in order to present the settlement to the state court in Cima v. Dipp first. On February 16, 2023, the Court granted the 90-day stay. On May 2, 2023 the Court extended the stay through July 12, 2023. Upon final approval of the Cima settlement, the Company expects that a motion to dismiss Chiu v. Dipp will also be filed.

6. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the "Lender") to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at the Lender’s option.

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

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. Monthly principal payments of $513 will begin on January 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of March 31, 2023, the balance of the loan payable (net of debt issuance costs) was $10.4 million. The carrying value of the loan approximates fair value (Level 2).

For the three months ended March 31, 2023 and 2022, total interest expense was $344 and $333, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 10,561,700 and 10,518,539 were issued and outstanding at March 31, 2023 and December 31, 2022, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of March 31, 2023 and December 31, 2022.

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

8. STOCK-BASED COMPENSATION

Equity Plans

In 2011, Private Tempest adopted the 2011 Equity Incentive Plan (the “2011 Plan), and in 2017, Private Tempest adopted the 2017 Equity Incentive Plan (the “2017 Plan”), and together with the 2011 Plan, the “Tempest Prior Plans.” The Tempest Prior Plans have been terminated and no additional grants may be made under either plan. All stock awards granted under the Tempest Prior Plans will remain subject to the terms of the applicable prior plan. As a result of the merger with Millendo, the Tempest Prior Plans were assumed by the Company.

The Board of Millendo adopted the 2019 Equity Incentive Plan (the “2019 Plan”) on April 29, 2019, subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”), which amended and restated the 2019 Plan and will be a successor to, and replacement of, the 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the A&R 2019 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. On January 1, 2023, the common stock reserved for issuance was increased by 420,742 shares. As of March 31, 2023, a total of 629,388 shares are available for future grant under the A&R 2019 Plan.

The A&R 2019 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Company measures employee and non-employee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

Employee Stock Ownership Plan

The Board of Millendo adopted the 2019 Employee Stock Purchase Plan on April 29, 2019, which became effective upon stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP enables employees to purchase shares of the Company's common stock through offerings of rights to purchase the Company's common stock to all eligible employees.

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

As of March 31, 2023, 253,097 shares of common stock remained available for future issuance under the 2019 ESPP. During the three months ended March 31, 2023, 41,778 shares of common stock had been issued under the 2019 ESPP.

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

Prior to the merger with Millendo, the grant date fair market value of the shares of common stock underlying stock options has historically been determined by the Company’s Board of Directors. Up until the merger, there had been no public market for the Company’s common stock, and therefore the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included valuations performed by an independent third-party, important developments in the Company’s operations, sales of convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock.

The following shows the stock option activities for the three months ended March 31, 2023 and 2022:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2022	1,553,041	$6.66
Granted	623,550	1.23
Exercised	—	—
Cancelled and forfeited	(29,180)	3.59
Balance—March 31, 2023	2,147,411	$5.13

Balance—December 31, 2021	790,637	$32.82
Granted	303,125	5.26
Exercised	—	—
Cancelled and forfeited	(17,202)	7.49
Balance—March 31, 2022	1,076,560	25.75

The following table summarizes information about stock options outstanding at March 31, 2023:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	2,147,411	8.73	$5.13	$676
Vested and expected to vest	2,147,411	8.73	$5.13	$676
Exercisable	558,724	7.47	$8.39	$28

During the three months ended March 31, 2023 and 2022, the Company granted employees and non-employees stock options to purchase 623,550 and 303,125 shares of common stock with a weighted-average grant date fair value of $1.03 and $4.37 per share, respectively. As of March 31, 2023 and 2022, total unrecognized compensation costs related to unvested employee stock options were $4,140 and $3,992, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years and 3.2 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the three months ended March 31, 2023 and 2022:

	2023	2022
Expected term (in years)	6	6
Expected volatility	109%	68%
Risk-free interest rate	3.9%	1.5% - 1.7%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022
Research and development	$146	$102
General and administrative	300	226
Total	$446	$328

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three months ended March 31, 2023 and 2022, the Company contributed $57 and $24 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
Numerator:	2023	2022
Net loss	$(7,636)	$(8,491)
Denominator:
Weighted-average common shares outstanding	13,763,173	7,167,255
Weighted-average shares used in computing basic and diluted net loss per share	13,763,173	7,167,255
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(1.18)

As of March 31, 2023 and 2022, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of March 31, 2023 and

2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Options to purchase common stock	2,147,411	1,076,560
Common stock warrants	6,036	6,036
	2,153,447	1,082,596

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission ("SEC") on March 22, 2023. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings with the SEC.

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

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha, or PPARα. Clinical data from initial Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, were reported at a podium presentation at the American Society of Clinical Oncology (ASCO) annual meeting in June 2022. RECIST responses were observed at the two highest TPST-1120 doses in combination with standard dose nivolumab for an objective response rate ("ORR") of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. TPST-1120 is also being studied in an ongoing global randomized Phase 1b/2 trial in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma, or HCC. The study has fully enrolled (targeting 40 patients in each arm), and early results from a February 2023 data cutoff were reported in April 2023 and demonstrated clinically meaningful improvement in multiple categories in the combination TPST-1120 arm when compared to the standard-of-care arm alone. Data from 40 patients in the TPST-1120 arm randomized per protocol against 29 evaluable (30 total) patients in the control arm showed a 74.4% and a 69.9% relative improvement in ORR in unconfirmed (30% vs. 17.2%) and confirmed (17.5% vs. 10.3%) responses, respectively. Additionally, 47.5% of the TPST-1120 arm patients remained on treatment vs. 23.3% in the control arm, while 80% of the TPST-1120 arm patients remained on study vs. 50% in the control arm. We expect more mature ORR data and potentially progression-free-survival (PFS) and overall survival (OS) data to be available in the 2nd half of 2023 or 1st half of 2024. Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 monotherapy and combination trial in solid tumors. Data from the TPST-1495 Phase 1 trial will be presented at the ASCO annual meeting in June 2023. Additionally, we have what we believe to be exciting third and fourth preclinical programs targeting the three prime repair exonuclease (“TREX-1”) and a novel oncology drug target in a newly defined pathway, respectfully. Beyond these four ongoing programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline.

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to March 31, 2023, we have raised $164.4 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $7.6 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $143.4 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2023, we had cash and cash equivalents of $22.9 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to incur additional expenses as a result of becoming a public company following completion of the merger with Millendo, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Expenses:
Research and development	$4,678	$5,109
General and administrative	2,903	3,052
Total expenses	7,581	8,161
Operating loss	(7,581)	(8,161)
Interest expense	(344)	(333)
Interest income and other income (expense), net	289	3
Provision for income taxes	—	—
Net loss	$(7,636)	$(8,491)

Research and development

Our research and development expenses for the three months ended March 31, 2023 and 2022 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
TPST-1120	$817	$1,211
TPST-1495	843	1,078
Preclinical and other	1,052	1,228
Total candidate specific research costs	2,712	3,517
Personnel and other costs	1,734	1,413
Stock-based compensation and depreciation	232	179
Total research and development expenses	$4,678	$5,109

Research and development expense decreased by $0.4 million to $4.7 million for the three months ended March 31, 2023, compared to the prior year period, which was primarily attributable to a decrease in research and development costs incurred from contract research organizations and third-party vendors, offset by an increase in personnel costs, as well as facilities expenses. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Research and development outside services	$2,292	$3,214
Compensation expense	1,118	1,013
Stock-based compensation expense	146	103
Consulting and professional services	402	295
Other expenses	720	484
Total research and development expense	$4,678	$5,109

General and administrative

General and administrative expenses decreased by $0.1 million to $2.9 million for the three months ended March 31, 2023, compared to the prior year period. The decrease was primarily due to a decrease in consulting and professional services.

Other income (expense), net

For the three months ended March 31, 2023 and 2022, other income (expense), net consisted of total interest expense of $344 thousand and $333 thousand, respectively, related to the Oxford Loan, and interest income of $289 thousand and $3 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through March 31, 2023, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of March 31, 2023, we had $22.9 million in cash and cash equivalents and an accumulated deficit of $143.4 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of March 31, 2023 will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

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

At-the-Market Offering

On July 23, 2021, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock through the Agent in a series of one or more ATM equity offerings. As of December 31, 2022, our calculated public float was less than $75.0 million. Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” limitations.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(8,303)	$(7,107)
Cash used in investing activities	(46)	(3)
Cash provided by financing activities	44	1,403
Net decrease in cash and cash equivalents	$(8,305)	$(5,707)

Cash flows used in operating activities

Cash used in operating activities for the three months ended March 31, 2023 was $8.3 million, consisting of a net loss of $7.6 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.1 million, plus changes in operating assets and liabilities of $1.7 million.

Cash used in operating activities for the three months ended March 31, 2022 was $7.1 million consisting of a net loss of $8.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $0.8 million, plus changes in operating assets and liabilities of $0.6 million.

Cash flows used in investing activities

Cash used in investing activities for the three months ended March 31, 2023 and 2022 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was related to proceeds from the issuance of common stock of $44 thousand.

Cash provided by financing activities for the three months ended March 31, 2022 was $1.4 million, primarily related to proceeds from the issuance of common stock of $1.4 million (net of issuance costs).

Funding Requirements

We believe that our available cash and cash equivalents are sufficient to fund existing and planned cash requirements for the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2023 primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of March 31, 2023, we have $7.5 million payable within 12 months. Refer to Notes 5 and 6 to our consolidated financial statements for additional information. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2022. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Vice-President, Strategy and Finance have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings is provided in Note 5 to the Condensed Consolidated Financial Statements contained in this report and is incorporated by reference herein.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $7.6 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $143.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $22.9 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue. It also does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

In January 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement. As of March 31, 2023, a total of $10.0 million in borrowing capacity remained available at the option of Oxford Finance. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

The success of any potential collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration, or any failure by our partners to perform their obligations under collaboration agreements, would adversely affect us financially and could harm our business reputation or negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates.

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

If we decide to submit an NDA seeking accelerated approval or receive an expedited regulatory designation for any of our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur.

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

As a further example, beginning June 1, 2023 European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

Date: May 10, 2023