Form 10-Q
period 2023-06-30
Tempest Therapeutics, Inc.
filed 2023-08-10
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2023 was 13,324,065.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,604	$31,230
Insurance recovery of legal settlement	—	450
Prepaid expenses and other current assets	931	1,270
Total current assets	18,535	32,950
Property and equipment — net	1,005	1,060
Operating lease right-of-use assets	10,804	11,650
Other noncurrent assets	398	429
Total assets	$30,742	$46,089
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$868	$1,108
Accrued legal settlement	—	450
Accrued expenses	2,454	2,961
Current loan payable (net of discount and issuance costs of $104 and nil, respectively)	2,974	—
Current operating lease liabilities	1,414	1,413
Accrued compensation	823	1,248
Interest payable	105	97
Total current liabilities	8,638	7,277
Loan payable (net of discount and issuance costs of $263 and $454, respectively)	7,484	10,371
Operating lease liabilities, less current portion	9,608	10,330
Total liabilities	25,730	27,978
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,583,833 and 10,518,539 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	13	11
Additional paid-in capital	155,988	153,872
Accumulated deficit	(150,989)	(135,772)
Total stockholders’ equity	5,012	18,111
Total liabilities and stockholders’ equity	$30,742	$46,089

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,416	$5,651	$9,094	$10,760
General and administrative	3,054	3,123	5,957	6,175
Loss from operations	(7,470)	(8,774)	(15,051)	(16,935)
Other income (expense), net:
Interest expense	(355)	(464)	(699)	(797)
Interest income and other income (expense), net	244	70	533	73
Total other income (expense), net	(111)	(394)	(166)	(724)
Provision for income taxes	—	—	—	—
Net loss	$(7,581)	$(9,168)	$(15,217)	$(17,659)
Net loss per share of common stock and pre-funded warrants, basic and diluted	$(0.54)	$(0.79)	$(1.09)	$(1.88)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	14,102,211	11,573,432	13,933,629	9,382,515

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Issuance of common stock for cash	43,161	—	44	—	44
Share-based compensation	—	—	446	—	446
Net loss	—	—	—	(7,636)	(7,636)
BALANCE — March 31, 2023	10,561,700	$11	$154,362	$(143,408)	$10,965
Issuance of common stock for cash, net of issuance cost of $30	537,546	1	1,185	—	1,186
Exercise of pre-funded warrants	1,484,174	1	—	—	1
Share-based compensation	—	—	440	—	440
Exercise of stock options	413	—	1	—	1
Net loss	—	—	—	(7,581)	(7,581)
BALANCE — June 30, 2023	12,583,833	$13	$155,988	$(150,989)	$5,012

Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $44	262,770	—	1,403	—	1,403
Share-based compensation	—	—	328	—	328
Net loss	—	—	—	(8,491)	(8,491)
BALANCE — March 31, 2022	7,173,094	$7	$137,904	$(108,554)	$29,357
Issuance of common stock for cash, net of issuance cost of $343	3,152,265	3	7,092	—	7,095
Share-based compensation	—	—	367	—	367
Issuance of pre-funded warrants, net of issuance cost of $283	—	—	7,281	—	7,281
Net loss	—	—	—	(9,168)	(9,168)
BALANCE — June 30, 2022	10,325,359	$10	$152,644	$(117,722)	$34,932

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(15,217)	$(17,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	208	220
Stock-based compensation expense	886	695
Non-cash lease expense	846	613
Non-cash interest and other expense, net	96	232
Changes in operating assets and liabilities:
Prepaid expenses and other assets	370	447
Accounts payable	(240)	438
Accrued expenses and other liabilities	(931)	323
Interest payable	8	9
Operating lease liabilities	(721)	(839)
Cash used in operating activities	(14,695)	(15,521)
Investing activities:
Purchase of property and equipment	(163)	(98)
Cash used in investing activities	(163)	(98)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,232	8,498
Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	7,281
Cash provided by financing activities	1,232	15,779
Net decrease in cash and cash equivalents	(13,626)	160
Cash, cash equivalents and restricted cash at beginning of period	31,598	51,829
Cash, cash equivalents and restricted cash at end of period	$17,972	$51,989
Supplemental disclosure of cash flow information:
Cash paid for interest	$604	$556
Cash paid for income taxes	$104	$—
Non-cash operating activities: Lease modification	$—	$884
Non-cash investing activities: Property and equipment in accounts payable	$—	$4

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

Liquidity and Management Plans

The Company has not yet generated product sales and as a result has experienced operating losses since inception. As of June 30, 2023, the Company had cash and cash equivalents of $17.6 million. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials and, based on the Company’s business strategy, its existing cash and cash equivalents as of June 30, 2023 will not be sufficient to fund the Company’s projected operating expenses and capital expenditure requirements, and to meet its obligations as they come due, beyond the second quarter 2024. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising capital through the issuance of additional equity or debt, including identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. There are no assurances that the Company's efforts to meet its operating cash flow requirements will be successful. If the Company is unable to obtain adequate capital, it will have to significantly delay, scale back or discontinue research and development programs, or it could be forced to cease operations.

These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event that the Company can no longer continue as a going concern.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies -- The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2023. There have been no material changes to the significant accounting policies during the period ended June 30, 2023.

Basis of Presentation—The unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,604	$—	$—	$17,604
Total	$17,604	$—	$—	$17,604

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,230	$—	$—	$31,230
Total	$31,230	$—	$—	$31,230

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$292	$703
Prepaid research and development costs	246	304
Other current assets	393	263
Total	$931	$1,270

Property and equipment, net, consists of the following:

	June 30, 2023	December 31, 2022
Computer equipment and software	$163	$168
Furniture and fixtures	328	310
Lab equipment	1,133	1,061
Leasehold improvements	946	882
Property and equipment	2,570	2,421
Less accumulated depreciation	(1,565)	(1,361)
Property and equipment—net	$1,005	$1,060

Depreciation expense for the three and six months ended June 30, 2023 were $83 and $208, respectively. Depreciation expense for the three and six months ended June 30, 2022 were $112 and $220, respectively.

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accrued other liabilities	$1,003	$756
Accrued clinical trial liability	1,451	2,205
Total	$2,454	$2,961

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

On March 29, 2021, TempestTx, Inc. (“Private Tempest”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Millendo Therapeutics, Inc. (“Millendo”). On June 25, 2021, Private Tempest completed the merger with Millendo and as a result of the merger, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 0.9 years. In February 2019 and October 2018, Millendo entered into two noncancellable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”), one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. The Ann Arbor Leases expire in June 2024 and March 2024.

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California ("Brisbane Lease"). The lease commenced in December 2022.

As of June 30, 2023 and December 31, 2022, the balance of the operating lease right of use assets were $10,804 and $11,650, respectively, and the related operating lease liability were $11,022 and $11,744, respectively, as shown in the accompanying Consolidated Balance Sheets.

Rent expense was $659 and $1,369 for three and six months ended June 30, 2023, respectively. Rent expense was $345 and $704 for three and six months ended June 30, 2022, respectively.

As of June 30, 2023, future minimum lease payments under the Brisbane Lease and Ann Arbor Leases were as follows:

Year Ending	Total Commitment
2023 (excluding six months ended June 30, 2023)	$1,276
2024	2,100
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	15,567
Less: imputed interest	(4,545)
Present value of operating lease obligations	11,022
Less: current portion	(1,414)
Noncurrent operating lease obligations	$9,608

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $368 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of June 30, 2023.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On November 9, 2016, a purported shareholder derivative action was filed in Massachusetts State court (Cima v. Dipp) against OvaScience and certain former officers and directors of OvaScience and OvaScience alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets for purported actions related to OvaScience’s January 2015 follow-on public offering. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with a settlement. On September 13, 2022, the parties filed a joint motion to stay the case pending settlement. On September 15, 2022, the court issued a 90-day nisi order. On December 14, 2022, the court extended that order for 60 days to February 20, 2023. On February 17, 2023, the court extended the order until March 22, 2023 and set a court appearance for March 23, 2023. On March 23, 2023, the court granted preliminary approval of the settlement and set a final fairness hearing for June 12, 2023. By order dated June 12, 2023, the court granted final approval of the settlement.

On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with the settlement. On February 14, 2023, the parties informed the court that, subject to court approval, they had reached an agreement to settle Chiu v. Dipp as well as Cima v. Dipp. The parties requested a 90-day stay in order to present the settlement to the state court in Cima v. Dipp first. On February 16, 2023, the court granted the 90-day stay. On May 2, 2023 the court extended the stay through July 12, 2023. After final approval of the Cima settlement, the parties filed a stipulation and proposed order to dismiss the Chiu Action with prejudice on June 27, 2023. By order dated July 5, 2023, the court dismissed the Chiu Action with prejudice.

6. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the "Lender") to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at the Lender’s option.

On December 23, 2022, the Company entered into a First Amendment to the loan agreement. The amendment modified the agreement as follows: (i) each of the Company and Millendo, were joined as co-borrowers under the Loan Agreement; (ii) the interest-only repayment period was extended through December 31, 2023 (which interest-only period may be further extended through June 30, 2024 under certain circumstances); and (iii) a security interest in all of the assets of the Company, TempestTx and Millendo, including any intellectual property, was granted to the Lender. In addition, the Lender permitted a one-time prepayment in the amount of $5.0 million, which the Company paid on December 23, 2022.

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. Monthly principal payments of $513 will begin on January 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of June 30, 2023, the balance of the loan payable (net of debt issuance costs) was $10.5 million. The carrying value of the loan approximates fair value (Level 2).

For the three and six months ended June 30, 2023, total interest expense was $356 and $700, respectively. For the three and six months ended June 30, 2022, total interest expense was $464 and $797, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 12,583,833 and 10,518,539 were issued and outstanding at June 30, 2023 and December 31, 2022, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of June 30, 2023 and December 31, 2022.

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

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $100,000,000 of its common stock through Jefferies LLC (the "ATM Program"). The Company's ability to sell securities under the ATM program will be limited until it is no longer subject to the SEC’s “baby shelf” limitations.

Pre-Funded Warrants

In April 2022, the Company completed a PIPE financing, which included the issuance of pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to the PIPE Investors. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. As of June 30, 2023, 1,485,000 of the pre-funded warrants were exercised, leaving 1,721,020 remaining pre-funded warrants unexercised.

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

On April 29, 2019, the Board of Millendo adopted the 2019 Equity Incentive Plan (the “2019 Plan”), subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”), which amended and restated the 2019 Plan and will be a successor to, and replacement of, the 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the A&R 2019 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. On January 1, 2023, the common stock reserved for issuance was increased by 420,742 shares.

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. As of June 30, 2023, there were 1,741,827 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of June 30, 2023, there were 1,150,000 shares available for future grant under the 2023 Inducement Plan.

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

As of June 30, 2023, 253,097 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and six months ended June 30, 2023, nil and 41,778 shares of common stock had been issued under the 2019 ESPP.

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

Prior to the merger with Millendo, the grant date fair market value of the shares of common stock underlying stock options was determined by the Company’s Board of Directors. Up until the merger, there had been no public market for the Company’s common stock, and therefore the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included valuations performed by an independent third-party, important developments in the Company’s operations, sales of convertible preferred stock, actual operating results, financial performance, the conditions in the life sciences industry, the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock.

The following shows the stock option activities for the six months ended June 30, 2023 and 2022:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2022	1,553,041	$6.66
Granted	679,150	1.29
Exercised	(413)	1.23
Cancelled and forfeited	(44,075)	4.58
Balance—June 30, 2023	2,187,703	5.04

Balance—December 31, 2021	790,637	$32.82
Granted	893,527	3.36
Exercised	—	—
Cancelled and forfeited	(34,703)	428.76
Balance—June 30, 2022	1,649,461	8.72

The following table summarizes information about stock options outstanding at June 30, 2023:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	2,187,703	8.52	$5.04	$24
Vested and expected to vest	2,187,703	8.52	$5.04	$24
Exercisable	793,765	7.70	$6.98	$3

During the six months ended June 30, 2023 and 2022, the Company granted employees and non-employees stock options to purchase 679,150 and 893,527 shares of common stock with a weighted-average grant date fair value of $1.08 and $2.81 per share, respectively. As of June 30, 2023 and 2022, total unrecognized compensation costs related to unvested employee stock options were $3,775 and $4,919, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years and 3.1 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the six months ended June 30, 2023 and 2022:

	2023	2022
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	109% - 111%	110% - 112%
Risk-free interest rate	3.4% - 3.9%	1.5% - 3.4%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$147	$125	$292	$227
General and administrative	293	242	594	468
Total	$440	$367	$886	$695

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and six months ended June 30, 2023, the Company contributed $35 and $92, respectively, to the 401(k) Plan. During the three and six months ended June 30, 2022, the Company contributed $37 and $61, respectively, to the 401(k) Plan.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net loss	$(7,581)	$(9,168)	$(15,217)	$(17,659)
Denominator:
Weighted-average common shares outstanding	14,102,211	11,573,432	13,933,629	9,382,515
Weighted-average shares used in computing basic and diluted net loss per share	14,102,211	11,573,432	13,933,629	9,382,515
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.79)	$(1.09)	$(1.88)

As of June 30, 2023 and 2022, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of June 30, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Options to purchase common stock	2,187,703	1,649,461
Common stock warrants	6,036	6,036
Total	2,193,739	1,655,497

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

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha, or PPARα. Clinical data from initial Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, were reported at a podium presentation at the American Society of Clinical Oncology (ASCO) annual meeting in June 2022. RECIST responses were observed at the two highest TPST-1120 doses in combination with standard dose nivolumab for an objective response rate ("ORR") of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. TPST-1120 is also being studied in an ongoing global randomized Phase 1b/2 trial in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma, or HCC. The study has fully enrolled (targeting 40 patients in each arm), and early results from a February 2023 data cutoff were reported in April 2023 and demonstrated clinically meaningful improvement in multiple categories in the combination TPST-1120 arm when compared to the standard-of-care arm alone. Data from 40 patients in the TPST-1120 arm randomized per protocol against 29 evaluable (30 total) patients in the control arm showed a 74.4% and a 69.9% relative improvement in ORR in unconfirmed (30% vs. 17.2%) and confirmed (17.5% vs. 10.3%) responses, respectively. Additionally, 47.5% of the TPST-1120 arm patients remained on treatment vs. 23.3% in the control arm, while 80% of the TPST-1120 arm patients remained on study vs. 50% in the control arm. We expect more mature ORR data and potentially progression-free-survival (PFS) and overall survival (OS) data to be available in the second half of 2023 or first half of 2024. Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 monotherapy and combination trial in solid tumors. Data from the TPST-1495 Phase 1 trial was presented at the ASCO annual meeting in June 2023. Further, data on the unique mechanism of TPST-1495 was published in Cancer Research Communications, a journal of the American Association for Cancer Research in July 2023. Additionally, we have what we believe to be exciting third and fourth preclinical programs targeting the three prime repair exonuclease (“TREX-1”) and a novel oncology drug target in a newly defined pathway, respectfully. Beyond these four ongoing programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline.

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2023, we have raised $166.8 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $15.2 million and $17.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $151.0 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Based on our business strategy, our existing cash and cash equivalents of $17.6 million as of June 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements, and to meet our obligations as they come due, beyond the second quarter of 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through the issuance of additional equity or debt, including identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including to explore other strategic options, continue to further reduce operating expense or to delay, reduce the scope of, discontinue or alter our research and development activities, or we could be forced to cease operations. For additional information, see “—Liquidity” below.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our operating results for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
	(in thousands)
Expenses:
Research and development	$4,416	$5,651
General and administrative	3,054	3,123
Total expenses	7,470	8,774
Operating loss	(7,470)	(8,774)
Interest expense	(355)	(464)
Interest income and other income (expense), net	244	70
Provision for income taxes	—	—
Net loss	$(7,581)	$(9,168)

Research and development

Our research and development expenses for the three months ended June 30, 2023 and 2022 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

	Three Months Ended
	June 30,
	2023	2022
	(in thousands)
TPST-1120	$536	$1,826
TPST-1495	936	1,098
Preclinical and other	1,039	1,144
Total candidate specific research costs	2,511	4,068
Personnel and other costs	1,758	1,378
Stock-based compensation and depreciation	147	205
Total research and development expenses	$4,416	$5,651

Research and development expense decreased by $1.2 million to $4.4 million for the three months ended June 30, 2023, compared to the prior year period, which was primarily attributable to a decrease in costs incurred from contract research organizations and third-party vendors, partially offset by an increase in personnel costs, as well as facilities expenses. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
	(in thousands)
Research and development outside services	$2,178	$3,686
Compensation expense	1,056	1,010
Stock-based compensation expense	147	125
Consulting and professional services	316	374
Other expenses	719	456
Total research and development expense	$4,416	$5,651

General and administrative

General and administrative expenses decreased by $0.1 million to $3.1 million for the three months ended June 30, 2023, compared to the prior year period. The decrease was primarily due to a decrease in consulting and professional services.

Other income (expense), net

For the three months ended June 30, 2023 and 2022, other income (expense), net consisted of total interest expense of $355 thousand and $464 thousand, respectively, related to the Oxford Loan, and interest income of $244 thousand and $70 thousand, respectively.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our operating results for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Expenses:
Research and development	$9,094	$10,760
General and administrative	5,957	6,175
Total expenses	15,051	16,935
Operating loss	(15,051)	(16,935)
Interest expense	(699)	(797)
Interest income and other income (expense), net	533	73
Provision for income taxes	—	—
Net loss	$(15,217)	$(17,659)

Research and development

Our research and development expenses for the six months ended June 30, 2023 and 2022 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
TPST-1120	$1,353	$3,037
TPST-1495	1,779	2,176
Preclinical and other	2,092	2,373
Total candidate specific research costs	5,224	7,586
Personnel and other costs	3,578	2,790
Stock-based compensation and depreciation	292	384
Total research and development expenses	$9,094	$10,760

Research and development expense decreased by $1.7 million to $9.1 million for the six months ended June 30, 2023, compared to the prior year period, which was primarily attributable to a decrease in costs incurred from contract research organizations and third-party vendors, partially offset by an increase in personnel costs, as well as facilities expenses. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Research and development outside services	$4,471	$6,900
Compensation expense	2,174	2,023
Stock-based compensation expense	292	227
Consulting and professional services	718	669
Other expenses	1,439	941
Total research and development expense	$9,094	$10,760

General and administrative

General and administrative expenses decreased by $0.2 million to $6.0 million for the six months ended June 30, 2023, compared to the prior year period. The decrease was primarily due to a decrease in consulting and professional services.

Other income (expense), net

For the six months ended June 30, 2023 and 2022, other income (expense), net consisted of total interest expense of $699 thousand and $797 thousand, respectively, related to the Oxford Loan, and interest income of $533 thousand and $73 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through June 30, 2023, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of June 30, 2023, we had $17.6 million in cash and cash equivalents and an accumulated deficit of $151.0 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

Based on our current business strategy and our measures to preserve capital, our existing cash and cash equivalents as of June 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements, and to meet our obligations as they come due, beyond the second quarter of 2024.

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

At-the-Market Offering

On July 23, 2021, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock through the Agent in a series of one or more ATM equity offerings. As of December 31, 2022, our calculated public float was less than $75.0 million. Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” limitations. As of June 30, 2023, we sold 1,239,272 shares of common stock under the ATM Program for net proceeds of $6.8 million.

PIPE Financing

In April 2022, we completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of our common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The pre-funded warrants provide that the holder will not have the right to exercise any portion of its warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving 61 days’ notice, but not to any percentage in excess of 19.99%. We entered into a registration rights agreement with the PIPE Investors pursuant to which we filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(14,695)	$(15,521)
Cash used in investing activities	(163)	(98)
Cash provided by financing activities	1,232	15,779
Net decrease in cash and cash equivalents	$(13,626)	$160

Cash flows used in operating activities

Cash used in operating activities for the six months ended June 30, 2023 was $14.7 million, consisting of a net loss of $15.2 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $2.0 million, plus changes in operating assets and liabilities of $1.5 million.

Cash used in operating activities for the six months ended June 30, 2022 was $15.5 million consisting of a net loss of $17.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.8 million, plus changes in operating assets and liabilities of $0.4 million.

Cash flows used in investing activities

Cash used in investing activities for the six months ended June 30, 2023 and 2022 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2023 was related to proceeds from the issuance of common stock of $1.2 million from the ATM program.

Cash provided by financing activities for the six months ended June 30, 2022 was $15.8 million, primarily related to proceeds from the issuance of common stock of $1.3 million from the ATM program, and issuance of common stock of $7.2 million and pre-funded warrants of $7.3 million related to the PIPE financing.

Going Concern

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our current business strategy and our measures to preserve capital, our existing cash and cash equivalents as of June 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements, and to meet our obligations as they come due, beyond the second quarter of 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs.

Funding Requirements

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

Material Cash Requirements

Our material cash requirements as of June 30, 2023 primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of June 30, 2023, we have $8.6 million payable within 12 months. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Vice-President, Strategy and Finance have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
There is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.
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

Risks Related to Our Financial Position and Capital Needs

There is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Our existing cash as of June 30, 2023 will not allow us to fund our operations beyond the second quarter of 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including debt or equity financings or other arrangements.

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Moreover, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

•
the timing, progress, costs and results of our ongoing preclinical studies and clinical trials of our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other product candidates that we may pursue;
•
our ability to establish collaborations on favorable terms, if at all;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, reimbursement and distribution, for any of our product candidates for which we may receive marketing approval;
•
the revenue, if any, received from commercial sales of our product candidates for which we may receive marketing approval;
•
the cost of any milestone and royalty payments with respect to any approved product candidates;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the costs of operating as a public company; and
•
the extent to which we acquire or in-license other product candidates and technologies.

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Russia-Ukraine war. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investment.

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $15.2 million and $17.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $151.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2023, we had cash and cash equivalents of $17.6 million. We believe that our cash and cash equivalents as of June 30, 2023 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue. It also does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

In January 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement. As of June 30, 2023, a total of $10.0 million in borrowing capacity remained available at the option of Oxford Finance. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We believe that we will rely upon a limited number of manufacturers for our product candidates, which may include single-source suppliers for the various steps of manufacture. This reliance on a limited number of manufacturers and the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

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

In May 2018, the General Data Protection Regulation (the “GDPR”), took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis and transfer (including cross-border transfer) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects as well as requirements for establishing a lawful basis on which personal data can be processed. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual worldwide gross revenue). Further, legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union (the “CJEU”), declared the EU-U.S. Privacy Shield framework (the “Privacy Shield”), to be invalid. As a result, the Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. As more companies and individuals work online and work remotely, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

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

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2043, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the recent bank closures and the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of future bank closures or political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of June 30, 2023, our executive officers, directors and stockholders, who hold greater than 5% of our outstanding common stock, beneficially own in the aggregate approximately 79% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

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

Additionally, as a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2020, material weaknesses were identified in our internal control over financial reporting, which have been remediated. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in the internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
10.1	Tempest Therapeutics, Inc. Amended and Restated 2023 Equity Incentive Plan					X
10.2	Form of Option Grant Package under the Amended and Restated 2023 Equity Incentive Plan					X
10.3	Tempest Therapeutics, Inc. 2023 Inducement Plan					X
10.4	Form of Option Grant Package under the 2023 Inducement Plan					X
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

X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

Date: August 10, 2023