Form 10-Q
period 2023-09-30
Tempest Therapeutics, Inc.
filed 2023-11-08
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 001-35890

Tempest Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1472564
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2000 Sierra Point Parkway, Suite 400
Brisbane, California	94005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 798-8589

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TPST	The Nasdaq Stock Market LLC
Series A Junior Participating Preferred Purchase Rights	N/A	The Nasdaq Stock Market LLC

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2023 was 19,247,495.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; our ability to protect our intellectual property rights; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,118	$31,230
Insurance recovery of legal settlement	—	450
Prepaid expenses and other current assets	1,173	1,270
Total current assets	12,291	32,950
Property and equipment — net	921	1,060
Operating lease right-of-use assets	10,382	11,650
Other noncurrent assets	393	429
Total assets	$23,987	$46,089
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,139	$1,108
Accrued legal settlement	—	450
Accrued expenses	1,995	2,961
Current loan payable (net of discount and issuance costs of $65 and nil, respectively)	2,134	—
Current operating lease liabilities	1,117	1,413
Accrued compensation	931	1,248
Interest payable	106	97
Total current liabilities	7,422	7,277
Loan payable (net of discount and issuance costs of $255 and $454, respectively)	8,371	10,371
Operating lease liabilities, less current portion	9,384	10,330
Total liabilities	25,177	27,978
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,323,405 and 10,518,539 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	11
Additional paid-in capital	156,571	153,872
Accumulated deficit	(157,775)	(135,772)
Total stockholders’ equity	(1,190)	18,111
Total liabilities and stockholders’ equity	$23,987	$46,089

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,221	$5,973	$13,315	$16,733
General and administrative	2,371	2,798	8,328	8,973
Loss from operations	(6,592)	(8,771)	(21,643)	(25,706)
Other income (expense), net:
Interest expense	(373)	(389)	(1,072)	(1,186)
Interest income and other income (expense), net	179	213	712	286
Total other income (expense), net	(194)	(176)	(360)	(900)
Provision for income taxes	—	—	—	—
Net loss	$(6,786)	$(8,947)	$(22,003)	$(26,606)
Net loss per share of common stock and pre-funded warrants, basic and diluted	$(0.48)	$(0.66)	$(1.57)	$(2.46)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	14,121,805	13,635,927	14,059,008	10,815,900

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Issuance of common stock for cash	43,161	—	44	—	44
Share-based compensation	—	—	446	—	446
Net loss	—	—	—	(7,636)	(7,636)
BALANCE — March 31, 2023	10,561,700	$11	$154,362	$(143,408)	$10,965
Issuance of common stock for cash, net of issuance cost of $30	537,546	1	1,185	—	1,186
Exercise of pre-funded warrants	1,484,174	1	—	—	1
Share-based compensation	—	—	440	—	440
Exercise of stock options	413	—	1	—	1
Net loss	—	—	—	(7,581)	(7,581)
BALANCE — June 30, 2023	12,583,833	$13	$155,988	$(150,989)	$5,012
Issuance of common stock for cash	20,961	—	20	—	20
Exercise of pre-funded warrants	1,718,611	1	—	—	1
Share-based compensation	—	—	563	—	563
Net loss	—	—	—	(6,786)	(6,786)
BALANCE — September 30, 2023	14,323,405	$14	$156,571	$(157,775)	$(1,190)

Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2021	6,910,324	$7	$136,173	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $44	262,770	—	1,403	—	1,403
Share-based compensation	—	—	328	—	328
Net loss	—	—	—	(8,491)	(8,491)
BALANCE — March 31, 2022	7,173,094	$7	$137,904	$(108,554)	$29,357
Issuance of common stock for cash, net of issuance cost of $343	3,152,265	3	7,092	—	7,095
Share-based compensation	—	—	367	—	367
Issuance of pre-funded warrants, net of issuance cost of $283	—	—	7,281	—	7,281
Net loss	—	—	—	(9,168)	(9,168)
BALANCE — June 30, 2022	10,325,359	$10	$152,644	$(117,722)	$34,932
Issuance of common stock for cash, net of issuance cost of $111	191,740	—	350	—	350
Share-based compensation	—	—	438	—	438
Net loss	—	—	—	(8,947)	(8,947)
BALANCE — September 30, 2022	10,517,099	$10	$153,432	$(126,669)	$26,773

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(22,003)	$(26,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	296	421
Stock-based compensation expense	1,449	1,133
Non-cash lease expense	1,268	854
Non-cash interest and other expense, net	142	267
Changes in operating assets and liabilities:
Prepaid expenses and other assets	152	(336)
Accounts payable	28	(89)
Accrued expenses and other liabilities	(1,281)	946
Interest payable	9	27
Operating lease liabilities	(1,242)	(1,210)
Cash used in operating activities	(21,182)	(24,593)
Investing activities:
Purchase of property and equipment	(163)	(206)
Cash used in investing activities	(163)	(206)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,253	8,849
Proceeds from the issuance of pre-funded warrants, net of issuance costs	—	7,280
Cash provided by financing activities	1,253	16,129
Net decrease in cash and cash equivalents	(20,092)	(8,670)
Cash, cash equivalents and restricted cash at beginning of period	31,598	51,829
Cash, cash equivalents and restricted cash at end of period	$11,506	$43,159
Supplemental disclosure of cash flow information:
Cash paid for interest	$927	$893
Cash paid for income taxes	$152	$—
Non-cash operating activities: Lease modification	$—	$884
Non-cash investing activities: Property and equipment in accounts payable	$3	$4

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not yet generated product sales and as a result has experienced operating losses since inception. As of September 30, 2023, the Company had cash and cash equivalents of $11.1 million. Between October 12, 2023 and November 7, 2023, the Company raised $23.9 million of net proceeds through sales of common stock pursuant to the Company’s ATM program (as defined below). The net proceeds raised, in addition to the cash and cash equivalents available as of September 30, 2023, are sufficient to fund the Company's cash requirements for at least 12 months following the issuance of these financial statements. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials and will need to raise additional capital to continue operations.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “ATM Program”). Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-257990). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of September 30, 2023, we have sold an aggregate of 1,239,272 shares of our common stock for gross proceeds of approximately $7.0 million ($6.8 million net of commissions and estimated expenses) pursuant to the ATM Program. As of September 30, 2023, approximately $93.0 million remained available under the ATM Program. Between October 12, 2023 and November 7, 2023, the Company sold 4,923,790 shares of our common stock for gross proceeds of approximately $24.6 million ($23.9 million net of commissions and estimated expenses) pursuant to the ATM Program.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of September 30, 2023, all pre-funded warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies -- The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2023. There have been no material changes to the significant accounting policies during the period ended September 30, 2023.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,118	$—	$—	$11,118
Total	$11,118	$—	$—	$11,118

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,230	$—	$—	$31,230
Total	$31,230	$—	$—	$31,230

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$751	$703
Prepaid research and development costs	190	304
Other current assets	232	263
Total	$1,173	$1,270

Property and equipment, net, consists of the following:

	September 30, 2023	December 31, 2022
Computer equipment and software	$166	$168
Furniture and fixtures	328	310
Lab equipment	1,133	1,061
Leasehold improvements	946	882
Property and equipment	2,573	2,421
Less accumulated depreciation	(1,652)	(1,361)
Property and equipment—net	$921	$1,060

Depreciation expense for the three and nine months ended September 30, 2023 were $88 and $296, respectively. Depreciation expense for the three and nine months ended September 30, 2022 were $201 and $421, respectively.

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued other liabilities	$953	$756
Accrued clinical trial liability	1,042	2,205
Total	$1,995	$2,961

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

On March 29, 2021, TempestTx, Inc. (“Private Tempest”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Millendo Therapeutics, Inc. (“Millendo”). On June 25, 2021, Private Tempest completed the merger with Millendo and as a result of the merger, the Company assumed Millendo’s noncancelable operating leases for office space which have remaining lease terms of approximately 0.6 years. In February 2019 and October 2018, Millendo entered into two noncancelable operating leases for office space in Ann Arbor, Michigan (“Ann Arbor Leases”), one that Millendo took possession of in April 2019 and the other that Millendo took possession of in July 2019, respectively. The Ann Arbor Leases expire in June 2024 and March 2024.

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California ("Brisbane Lease"). The lease commenced in December 2022.

As of September 30, 2023 and December 31, 2022, the balance of the operating lease right of use assets were $10,382 and $11,650, respectively, and the related operating lease liability were $10,501 and $11,744, respectively, as shown in the accompanying Consolidated Balance Sheets.

Rent expense was $685 and $2,054 for three and nine months ended September 30, 2023, respectively. Rent expense was $274 and $978 for three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, future minimum lease payments under the Brisbane Lease and Ann Arbor Leases were as follows:

Year Ending	Total Commitment
2023 (excluding nine months ended September 30, 2023)	$639
2024	2,100
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	14,930
Less: imputed interest	(4,429)
Present value of operating lease obligations	10,501
Less: current portion	(1,117)
Noncurrent operating lease obligations	$9,384

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of September 30, 2023.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

On July 27, 2017, a purported shareholder derivative complaint was filed in Massachusetts Federal court (Chiu v. Dipp) against OvaScience and certain former officers and directors of OvaScience alleging breach of fiduciary duties, unjust enrichment and violations of Section 14(a) of the Exchange Act. related to OvaScience’s January 2015 follow-on public offering and other public statements concerning OvaScience’s AUGMENT treatment. Following the court’s dismissal of an amended complaint, the parties agreed that plaintiffs could file a second amended complaint and that the case would be stayed pending the resolution of the Dahhan Action. In May 2018, the court entered an order staying this case pending the resolution of the Dahhan Action. As of September 12, 2022, the parties have reached an agreement in principle and have executed a term sheet in connection with the settlement. On February 14, 2023, the parties informed the court that, subject to court approval, they had reached an agreement to settle Chiu v. Dipp as well as Cima v. Dipp. The parties requested a 90-day stay in order to present the settlement to the state court in Cima v. Dipp first. On February 16, 2023, the court granted the 90-day stay. On May 2, 2023, the court extended the stay through July 12, 2023. After final approval of the Cima settlement, the parties filed a stipulation and proposed order to dismiss the Chiu Action with prejudice on June 27, 2023. By order dated July 5, 2023, the court dismissed the Chiu Action with prejudice.

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

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. Subsequent to September 30, 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. The accompanying financial statements for the period ending September 30, 2023 have been prepared to reflect the extension of the interest-only repayment period. Monthly principal payments of $733 are required to begin on July 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of September 30, 2023, the balance of the loan payable (net of debt issuance costs) was $10.5 million. The carrying value of the loan approximates fair value (Level 2).

For the three and nine months ended September 30, 2023, total interest expense was $373 and $1,073, respectively. For the three and nine months ended September 30, 2022, total interest expense was $389 and $1,186, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 14,323,405 and 10,518,539 were issued and outstanding at September 30, 2023 and December 31, 2022, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of September 30, 2023 and December 31, 2022.

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

Pre-Funded Warrants

In April 2022, the Company completed a PIPE financing, which included the issuance of pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to the PIPE Investors. As of September 30, 2023, all pre-funded warrants had been exercised.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. As of September 30, 2023, there were 1,622,487 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of September 30, 2023, there were 1,150,000 shares available for future grant under the 2023 Inducement Plan.

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

As of September 30, 2023, 232,136 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and nine months ended September 30, 2023, 20,961 and 62,739 shares of common stock had been issued under the 2019 ESPP.

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

The following shows the stock option activities for the nine months ended September 30, 2023 and 2022:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2022	1,553,041	$6.66
Granted	679,150	1.29
Exercised	(413)	1.23
Cancelled and forfeited	(50,193)	4.36
Balance—September 30, 2023	2,181,585	5.04

Balance—December 31, 2021	790,637	$32.82
Granted	903,527	3.35
Exercised	—	—
Cancelled and forfeited	(56,235)	266.80
Balance—September 30, 2022	1,637,929	8.72

The following table summarizes information about stock options outstanding at September 30, 2023:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	2,181,585	8.27	$5.04	$—
Vested and expected to vest	2,181,585	8.27	$5.04	$—
Exercisable	923,411	7.57	$6.71	$—

During the nine months ended September 30, 2023 and 2022, the Company granted employees and non-employees stock options to purchase 679,150 and 903,527 shares of common stock with a weighted-average grant date fair value of $1.08 and $2.83 per share, respectively. As of September 30, 2023 and 2022, total unrecognized compensation costs related to unvested employee stock options were $2,576 and $4,443, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years and 2.8 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the nine months ended September 30, 2023 and 2022:

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

Restricted Stock Units

The Company granted 125,000 restricted stock units ("RSUs") with a fair value of $0.60 per share during the three and nine months ended September 30, 2023. The RSUs vest on February 25, 2024.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$173	$148	$465	$375
General and administrative	390	290	984	758
Total	$563	$438	$1,449	$1,133

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and nine months ended September 30, 2023, the Company contributed $31 and $122, respectively, to the 401(k) Plan. During the three and nine months ended September 30, 2022, the Company contributed $39 and $100, respectively, to the 401(k) Plan.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net loss	$(6,786)	$(8,947)	$(22,003)	$(26,606)
Denominator:
Weighted-average common shares outstanding	14,121,805	13,635,927	14,059,008	10,815,900
Weighted-average shares used in computing basic and diluted net loss per share	14,121,805	13,635,927	14,059,008	10,815,900
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.66)	$(1.57)	$(2.46)

As of September 30, 2023 and 2022, the Company’s potentially dilutive securities included unvested stock warrants, stock options and restricted stock units, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of September 30, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Options to purchase common stock	2,181,585	1,637,929
Restricted Stock Units	125,000	—
Common stock warrants	6,036	6,036
Total	2,312,621	1,643,965

11. SUBSEQUENT EVENTS

Rights Plan

On October 10, 2023, the Company’s Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was effective as of October 23, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, (the “Preferred Shares”), of the Company at a price of $25.00 per one one-thousandth of a Preferred Share, subject to adjustment. The descriptions and terms of the Rights are set forth in a Rights Agreement, dated as of October 10, 2023 (the “Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC. The Rights will expire on October 10, 2024, or, if the Company’s stockholders approve the Rights plan, on October 10, 2026, unless the Rights are earlier redeemed or exchanged by the Company.

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

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”). On October 11, 2023, we announced new and updated positive results from the planned data analysis of the ongoing global randomized Phase 1b/2 trial of TPST-1120 combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma (“HCC”). The study is comparing the TPST-1120 arm to standard of care alone, and enrolled 40 patients randomized to the TPST-1120 arm and 30 patients randomized to the control arm. With a median follow-up of 9.2 and 9.9 months for the TPST-1120 arm and standard-of-care arm, respectively, the data showed a 30% confirmed objective response rate (“ORR”) achieved in TPST-1120 arm compared to 13.3% for atezolizumab and bevacizumab in the control arm, a substantial increase specific to the TPST-1120 arm compared to the previous data cut of 17.5% versus 10.3% in the control arm. The results also showed a favorable progression free survival and overall survival (“OS”) hazard ratio for the TPST-1120 arm as compared to the standard-of-care control arm.

In addition, 40% of the TPST-1120 arm patients remained on treatment versus 16.7% in the control arm, while 72.5% of the TPST-1120 arm patients remained on study versus 46.7% in the control arm. Finally, new biomarker subpopulation findings are consistent with the mechanism of action of TPST-1120: Patients with b-catenin activating mutations (21% in this study (n=7)) showed a confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the TPST-1120 arm; and distinct from the control arm, the TPST-1120 arm was consistently active across PD-L1 negative tumors with a confirmed ORR of 27% in the TPST-1120 arm, compared to a reduced ORR of 7% for the control arm. We expect OS data to be available in 2024. These randomized data build upon clinical data from Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, that were reported at a podium presentation at the American Society of Clinical Oncology (ASCO) annual meeting in June 2022. RECIST responses were observed at the two highest TPST-1120 doses in combination with standard dose nivolumab for an ORR of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy.

Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 combination trial in patients with endometrial cancer. Data from the TPST-1495 Phase 1 trial was presented at the ASCO annual meeting in June 2023. Additionally, we have what we believe to be exciting third and fourth preclinical programs targeting the three prime repair exonuclease (“TREX-1”) and a novel oncology drug target in a newly defined pathway, respectfully. Beyond these four ongoing programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline.

Potential Future Milestones

•
TPST-1120 (clinical PPARα antagonist): We plan to advance TPST-1120 into a registrational study in first-line liver cancer patients, likely in connection with a partnership.
•
TPST-1495 (clinical dual EP2/4 prostaglandin receptor antagonist): We expect to report data from the combination arm at the two highest TPST-1495 doses in patients with advanced endometrial cancer in 2024.
•
TREX1 Inhibitor (preclinical tumor-selective STING pathway activator): We plan to advance new proprietary small molecule series TREX1 inhibitors generated through insights resulting from human TREX1-inhibitor co-crystal structures with the goal to select a lead or development candidate by the end of 2023 or early 2024.

Stockholder Rights Plan

We adopted a limited duration stockholder rights plan on October 10, 2023 to enable all Tempest stockholders to realize the long-term value of their investment. The rights plan is intended to reduce the likelihood that any person or group gains control of Tempest through open market accumulation without paying stockholders an appropriate control premium or without providing the Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to September 30, 2023, we have raised $166.8 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $22.0 million and $26.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $157.8 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to advance our pipeline of clinical-stage product candidates. In addition, operating as a publicly traded company involves the hiring of additional financial and other personnel, upgrading our financial information and other systems, and incurring substantial costs associated with operating as a public company. We expect our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Based on our business strategy, our existing cash and cash equivalents of $11.1 million as of September 30, 2023 and the $23.9 million of net proceeds raised between October 12, 2023 and November 7, 2023 through sales of common stock, will be sufficient to fund the projected operating expenses and capital expenditure requirements, and to meet our obligations as they come due.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to continue to incur expenses as a result of being a public company following completion of the merger with Millendo, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our operating results for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
	(in thousands)
Expenses:
Research and development	$4,221	$5,973
General and administrative	2,371	2,798
Total expenses	6,592	8,771
Operating loss	(6,592)	(8,771)
Interest expense	(373)	(389)
Interest income and other income (expense), net	179	213
Provision for income taxes	—	—
Net loss	$(6,786)	$(8,947)

Research and development

Our research and development expenses for the three months ended September 30, 2023 and 2022 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

	Three Months Ended
	September 30,
	2023	2022
	(in thousands)
TPST-1120	$727	$1,163
TPST-1495	860	1,989
Preclinical and other	894	1,342
Total candidate specific research costs	2,481	4,494
Personnel and other costs	1,490	1,187
Stock-based compensation and depreciation	250	292
Total research and development expenses	$4,221	$5,973

Research and development expense decreased by $1.8 million to $4.2 million for the three months ended September 30, 2023, compared to the prior year period, which was primarily attributable to a decrease in costs incurred from contract research organizations and third-party vendors. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
	(in thousands)
Research and development outside services	$2,208	$4,054
Compensation expense	948	1,031
Stock-based compensation expense	173	148
Consulting and professional services	207	432
Other expenses	685	308
Total research and development expense	$4,221	$5,973

General and administrative

General and administrative expenses decreased by $0.4 million to $2.4 million for the three months ended September 30, 2023, compared to the prior year period. The decrease was primarily due to a decrease in consulting and professional services and personnel costs.

Other income (expense), net

For the three months ended September 30, 2023 and 2022, other income (expense), net consisted of total interest expense of $373 thousand and $389 thousand, respectively, related to the Oxford Loan, and interest income of $179 thousand and $213 thousand, respectively.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our operating results for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Expenses:
Research and development	$13,315	$16,733
General and administrative	8,328	8,973
Total expenses	21,643	25,706
Operating loss	(21,643)	(25,706)
Interest expense	(1,072)	(1,186)
Interest income and other income (expense), net	712	286
Provision for income taxes	—	—
Net loss	$(22,003)	$(26,606)

Research and development

Our research and development expenses for the nine months ended September 30, 2023 and 2022 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
TPST-1120	$2,080	$4,200
TPST-1495	2,639	4,166
Preclinical and other	2,986	3,714
Total candidate specific research costs	7,705	12,080
Personnel and other costs	4,915	4,278
Stock-based compensation and depreciation	695	375
Total research and development expenses	$13,315	$16,733

Research and development expense decreased by $3.4 million to $13.3 million for the nine months ended September 30, 2023, compared to the prior year period, which was primarily attributable to a decrease in costs incurred from contract research organizations and third-party vendors, partially offset by an increase in facilities expenses. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Research and development outside services	$6,678	$10,954
Compensation expense	3,122	3,054
Stock-based compensation expense	465	375
Consulting and professional services	925	1,101
Other expenses	2,125	1,249
Total research and development expense	$13,315	$16,733

General and administrative

General and administrative expenses decreased by $0.7 million to $8.3 million for the nine months ended September 30, 2023, compared to the prior year period. The decrease was primarily due to a decrease in consulting and professional services.

Other income (expense), net

For the nine months ended September 30, 2023 and 2022, other income (expense), net consisted of total interest expense of $1.1 million and $1.2 million, respectively, related to the Oxford Loan, and interest income of $0.7 million and $0.3 million, respectively.

Liquidity and Capital Resources

Overview

Since inception through September 30, 2023, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of September 30, 2023, we had $11.1 million in cash and cash equivalents and an accumulated deficit of $157.8 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of September 30, 2023, in conjunction with the net proceeds of $23.9 million raised between October 12, 2023 and November 7, 2023 through sales of common stock, will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months.

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

Subsequent to September 30, 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024.

The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%.

At-the-Market Offering

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “ATM Program”). Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-257990). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of September 30, 2023, we have sold an aggregate of 1,239,272 shares of our common stock for gross proceeds of approximately $7.0 million ($6.8 million net of commissions and estimated expenses) pursuant to the ATM Program. As of September 30, 2023, approximately $93.0 million remained available under the ATM Program. Between October 12, 2023 and November 7, 2023, the Company sold 4,923,790 shares of our common stock for gross proceeds of approximately $24.6 million ($23.9 million net of commissions and estimated expenses) pursuant to the ATM Program.

PIPE Financing

In April 2022, we completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of our common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. We entered into a registration rights agreement with the PIPE Investors pursuant to which we filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of September 30, 2023, all pre-funded warrants had been exercised.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(21,182)	$(24,593)
Cash used in investing activities	(163)	(206)
Cash provided by financing activities	1,253	16,129
Net decrease in cash and cash equivalents	$(20,092)	$(8,670)

Cash flows used in operating activities

Cash used in operating activities for the nine months ended September 30, 2023 was $21.2 million, consisting of a net loss of $22.0 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.2 million, plus changes in operating assets and liabilities of $2.4 million.

Cash used in operating activities for the nine months ended September 30, 2022 was $24.6 million consisting of a net loss of $26.6 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $2.7 million, plus changes in operating assets and liabilities of $0.6 million.

Cash flows used in investing activities

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2023 was related to proceeds from the issuance of common stock of $1.2 million from the ATM program.

Cash provided by financing activities for the nine months ended September 30, 2022 was $16.1 million, primarily related to proceeds from the issuance of common stock of $8.8 million and pre-funded warrants of $7.3 million related to the PIPE financing.

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

Material Cash Requirements

Our material cash requirements as of September 30, 2023 primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of September 30, 2023, we have $7.4 million payable within 12 months. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Vice-President, Strategy and Finance have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings is provided in Note 5 to the Condensed Consolidated Financial Statements contained in this report and is incorporated by reference herein.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2023. Any of these events could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made or may make from time to time.

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
•
In the past, we have faced substantial doubt regarding our ability to continue as a going concern and may face such challenges in the future. If we are unable to maintain the cash reserves required to fund our business, we will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.
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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $22.0 million and $26.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $157.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2023, we had cash and cash equivalents of $11.1 million. We believe that our cash and cash equivalents as of September 30, 2023, in conjunction with the additional $23.9 million raised subsequent to September 30, 2023 through sales of common stock, will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue. It also does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to unforeseen market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

In the past, we have faced substantial doubt regarding our ability to continue as a going concern and may face such challenges in the future. If we are unable to maintain the cash reserves required to fund our business, we will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.

We have previously faced substantial doubt concerning our ability to continue as a going concern and may face such challenges in the future. If we are unable to maintain the cash reserves required to fund our business, we may have to implement cash preservation measures that may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern could then depend on our ability to obtain additional funding, as to which no assurances could be given.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Russia-Ukraine war and the war in Israel. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investment.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In July 2021, we entered into Sales Agreement, or the ATM Agreement, with Jefferies LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $100 million of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In January 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement. As of September 30, 2023, a total of $10.0 million in borrowing capacity remained available at the option of Oxford Finance. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer and President, Stephen Brady and our Chief Medical Officer, Sam Whiting. The loss of services of Messrs. Brady or Whiting, or any of our other senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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
•
political factors surrounding the approval process, such as government shutdowns; or
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the Russia-Ukraine war and the war in Israel, natural disasters including earthquakes, typhoons, floods and fires, and public health crises.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health crises or geopolitical tensions, such as the Russia-Ukraine war and the war in Israel, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or Risk Evaluation and Mitigation Strategies (“REMS”). These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.

TPST-1495, TPST-1120 and our other product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As we continue developing our product candidates and initiate clinical trials of our additional product candidates, serious adverse events (“SAEs”), undesirable side effects, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable.

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
•
delay or failure in obtaining the necessary approvals from regulators or institutional review boards (“IRBs”), in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts (such as the Russia-Ukraine war and the war in Israel), restrictions on trade, import or export restrictions, or public health crises.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, patent term adjustment being jeopardized, patent term being reduced, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.

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

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Federal Circuit recently issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obviousness-type double patenting. This decision creates uncertainty to the patent terms of certain U.S. patents that share the same priority claim where on expires later than another due to accrued PTA. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain or license in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.

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

The market price of our common stock has been and is likely to continue to be volatile. For example, during 2023, the closing price of our common stock on The Nasdaq Capital Market ranged from $0.23 per share to $9.77 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as the Russia-Ukraine war and the war in Israel; and
•
period-to-period fluctuations in our financial results.

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

As of September 30, 2023, our executive officers, directors and stockholders, who hold greater than 5% of our outstanding common stock, beneficially own in the aggregate approximately 79% of our outstanding shares of common stock. As a result, if these persons were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the company’s assets. This concentration of voting power could delay or prevent an acquisition on terms that other stockholders may desire.

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

In addition, in October 2023, we implemented a Rights Plan, also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors. The Rights will expire on October 10, 2024, or, if the Company’s stockholders approve the Rights plan, on October 10, 2026, unless the Rights are earlier redeemed or exchanged by the Company.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Rights Agreement	8-K	001-35890	4.1	10/11/2023
10.1+^	Separation and Consulting Agreement by and between the Registrant and Tom Dubensky, Ph.D., dated September 15, 2023					X
31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X
31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

						X
32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002

						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

+ Indicates a management contract or compensatory plan.

^ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K, Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

* These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 8, 2023