Form 10-K
period 2023-12-31
Tempest Therapeutics, Inc.
filed 2024-03-19
CIK 1544227

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

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $1.27 per share of the registrant’s common stock as reported on The Nasdaq Stock Market LLC on June 30, 2023, was approximately $16.0 million. For purposes of this computation, all officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant are deemed to be affiliates. This calculation does not reflect a determination that certain holders are affiliates of the Registrant for any other purpose.

As of March 13, 2024, the registrant had 22,192,026 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to develop, obtain regulatory approval for and commercialize TPST-1495 and TPST-1120 and any future product candidates;
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company moving into late-stage development with a diverse portfolio of novel targeted and immune-mediated product candidates with the potential to be first-in-class treatments for a wide range of cancers. The company’s programs range from early research to the lead program, TPST-1120, that is poised to begin a pivotal study in first-line liver cancer. Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs are designed to provide different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

Our two clinical-stage therapeutic product candidates are TPST-1120 and TPST-1495, which we believe are the first clinical-stage molecules designed to inhibit their respective targets.

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”). On October 11, 2023, we announced new and updated positive results from the planned data analysis of the ongoing global randomized Phase 1b/2 trial of TPST-1120 combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma (“HCC”). The study is comparing the TPST-1120 arm to standard of care alone and enrolled 40 patients randomized to the TPST-1120 arm and 30 patients randomized to the control arm. With a median follow-up of 9.2 and 9.9 months for the TPST-1120 arm and standard-of-care arm, respectively, the data showed a 30% confirmed objective response rate (“ORR”) achieved in the TPST-1120 arm compared to 13.3% in the control arm, a substantial increase as compared to the previous data cut of 17.5% in the TPST-1120 arm and 10.3% in the control arm. In the TPST-1120 arm, 40% of patients remained on treatment versus 16.7% in the control arm, while 72.5% of the TPST-1120 arm patients remained on study versus 46.7% in the control arm. The results also demonstrated a favorable progression free survival and overall survival (“OS”) hazard ratio for the TPST-1120 arm as compared to the standard-of-care control arm. We expect updated OS data to be available in 2024.

In addition to the overall data, the new biomarker subpopulation findings are consistent with the mechanism of action of TPST-1120: patients with b-catenin activating mutations (21% in this study or n=7) showed a confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the TPST-1120 arm; and distinct from the control arm, the TPST-1120 arm was consistently active across PD-L1 negative tumors with a confirmed ORR of 27% in the TPST-1120 arm, compared to a reduced ORR of 7% for the control arm.

These randomized data build upon clinical data from Phase 1 trials that were reported at a podium presentation at the American Society of Clinical Oncology (“ASCO”) annual meeting in June 2022. RECIST responses were also observed in this study at the two highest TPST-1120 doses, administered in combination with nivolumab, for an ORR of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. We believe the next step in TPST-1120 development is a pivotal Phase 3 trial in first-line HCC and are planning to meet with the FDA in 2024 in order to advance that goal. In addition, given the totality of the data, we are considering pursuing development of TPST-1120 for use in kidney cancer (“RCC”) and potentially other indications.

Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 combination trial in patients with endometrial cancer. Data from the TPST-1495 Phase 1 trial was presented at the ASCO annual meeting in June 2023. Additionally, we are planning to advance TPST-1495 in a new indication, Familial Adenomatous Polyposis (“FAP”), for which there are no approved therapies. Given that prostaglandin signaling is implicated in FAP and based on positive preclinical data in a relevant mouse model, we believe there is strong mechanistic support for this approach. We are working with the Cancer Prevention Clinical Trials Network on a National Cancer Institute (“NCI”)-funded Phase 2 study and subject to final approval from the consortium, plan to start the study in 2024.

Beyond these clinical programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that have the potential to feed new programs into our pipeline. Our Discovery Research team employs a multidisciplinary approach to identify and validate therapeutic targets in oncology, and preclinical validation studies are then conducted to further understand the mechanism of action and potential therapeutic benefit to patients.

Our Pipeline

Our product development pipeline consists of the following orally-available therapies, which if approved by the U.S. Food and Drug Administration (the "FDA"), we believe will be first in class:

1. Timing is an estimate based on current projections and status of programs

2. Estimated for either year-end 2024 or the first quarter of 2025, subject to discussions with FDA.

3. Received initial approval from NCI; study start subject to final approval.

Strategy

Our team has come together to build an integrated company to deliver meaningful therapies to cancer patients by leveraging our collective capabilities and experience. We expect to build value for our stockholders with the following over-arching strategy:

•
Advance TPST-1120 into a pivotal study in first-line HCC patients where TPST-1120 will be studied in a combination treatment and compared to a standard-of-care therapy. We believe positive results from the ongoing randomized Phase 1b/2 study provides strategic opportunities for us, and we expect to receive updated results from this randomized study in 2024. We are also evaluating further development in RCC and cholangiocarcinoma (“CCA”) based on the Phase 1 data presented at ASCO 2022.

•
Explore TPST-1495 beyond original tumor types of interest to near-term meaningful clinical data. We plan to complete the ongoing combination arm in patients with advanced endometrial cancer, where prostaglandin signaling is implicated, and report the data in 2024. Additionally, subject to final approval with the FAP Consortium on NCI, we are planning to advance TPST-1495 into a Phase 2 study in patients with the Cancer Prevention Clinical Trials Network in 2024.

•
Enhance our pipeline by identifying novel oncology targets and in-licensing opportunities. Although we believe we have a robust pipeline, we continue to evaluate and pursue novel targets and product candidates for acquisition and in-licensing to supplement our internal research efforts and further build our pipeline of targeted molecules for oncology.

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

Clinical Programs

TPST-1120: PPARα Transcription Factor Antagonist

TPST-1120, a potentially first-in-class oral small molecule antagonist of PPARα, has completed a Phase 1a/b trial, and is currently being studied in an ongoing randomized Phase 1b/2 trial. The Phase 1a/b trial was a multicenter, open-label, dose-escalation, that evaluated TPST-1120 as both a monotherapy and combination therapy with nivolumab in patients with advanced solid tumors. Results from both the monotherapy and combination arms were presented in an oral presentation at the ASCO conference in 2022. The ongoing Phase 1b/2 trial is a randomized, multicenter, global study in collaboration with Roche that is evaluating TPST-1120 in combination with atezolizumab (Tecentriq®) and bevacizumab (Avastin®) in previously untreated patients with advanced HCC, compared to atezolizumab and bevacizumab, which is a standard of care for that indication and patient population. We announced positive data from the trial in October 2023, and expect to receive updated data in 2024.

Tumors evolve to promote their own survival by alternating energy sources, promoting angiogenesis and evading immune recognition. PPARα is a transcription factor that is activated through binding of long-chain fatty acid ligands, which in turn regulates the expression of genes that control glucose and lipid homeostasis, inflammation, proliferation, differentiation and cell death. Included among these regulated genes are those that enable fatty acid oxidation, or FAO, and β-oxidation metabolic pathways in cellular peroxisomes and in mitochondria. An FAO metabolic profile is associated with tumor proliferation, induction of angiogenesis and immune suppression. Published studies and internal Tempest analyses of over 9,000 primary or metastatic tumor samples in the Human Cancer Genome public database reveal a metabolic gene expression profile characterized by increased PPARα, FAO genes and lipogenesis associated with increased metastatic potential and reduced survival enrichment among multiple cancers, including HCC, CCA, breast carcinoma, colorectal adenocarcinoma, RCC, lung adenocarcinoma and prostate adenocarcinoma. TPST-1120 is designed to block the pathways that support tumor cell proliferation, angiogenesis and immune suppression, resulting in reduced disease and patient benefit.

Summary of TPST-1120 Preclinical Results

We have conducted pre-clinical pharmacology studies along with pharmacokinetics, or PK, and toxicology studies with TPST-1120 to support its ongoing evaluation for the treatment of patients with advanced solid tumors. The combined results of the preclinical studies that we have performed indicate that TPST-1120 has a dual anti-tumor mechanism of action that involves both directly inhibiting tumor proliferation and targeting suppressive immune response pathways to promote effective tumor-specific immunity. Our preclinical results support the large body of published literature that the PPARα target genes play an integral role in tumor growth, angiogenesis and evasion of immune recognition, and provide the scientific rationale for targeting this pathway with TPST-1120.

Immune checkpoint blockade enhances anti-tumor immunity by restoring the activity of cytotoxic T (Teff) cells. Emerging experimental results suggest that inhibiting FAO with a PPARα antagonist may target resistance mechanisms to both anti-PD-L1/PD-1 and anti-VEGF therapies, supporting the combination of TPST-1120 with either or both therapies. We have conducted preclinical studies showing that while both TPST-1120 or anti-PD-1 monotherapy inhibited outgrowth of established flank MC38 tumors, the combination of these two agents resulted in synergistic anti-tumor activity. In addition, MC38 tumor-bearing mice cured by the combination therapy, unlike age-matched naïve control mice, were completely resistant to tumor growth when rechallenged with autologous MC38 tumor cells, demonstrating that TPST-1120 in combination with anti-PD-1 induced lasting tumor-specific immune memory. In addition, activating mutations in the Wnt/B-catenin pathway represent the most frequently dysregulated pathway in HCC. Such mutations render a tumor cell dependent upon FAO for its energy source, and in preclinical studies, Tempest has shown reduction and long-term durable cures in mice bearing Wnt/B-catenin activated HCC tumors treated with TPST-1120 and an immune checkpoint inhibitor. The promise of these pre-clinical results have been observed in the clinic, where we observed increased clinical benefit in our Phase 1b/2 study in HCC patients who had a mutation in this pathway.

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

The preclinical data for TPST-120 are consistent with the data observed from our Phase 1 trial presented at ASCO in 2022. Taken together, we believe the hypothesis behind the TPST-1120 program, the preclinical data, and the Phase 1 data support the design of, and data observed from, the ongoing study of TPST-1120 in first-line HCC in combination with standard of care as well as the potential evaluation of TPST-1120 in combination with other therapeutic agents, such as a tyrosine kinase inhibitor, or TKI, in FAO-reliant malignancies such as HCC and RCC.

Overview of TPST-1120 Clinical Trials

We completed a Phase 1a/b study of TPST-1120 and a randomized Phase 1b/2 clinical study is ongoing. We have released positive data from both studies and expect updated data from the Phase 1b/2 clinical study in 2024. The Phase 1a/b trial evaluated both monotherapy and combination therapy with the anti-PD-1 agent nivolumab in patients with advanced solid tumors that our PPARα-dependent transcriptome analysis of diverse human cancers revealed favor the usage of FAO. Results from both the monotherapy and the combination arms were presented in an oral presentation at the ASCO conference in 2022.

TPST-1120 demonstrated monotherapy clinical benefit in patients with late-line, treatment-refractory cancers where objective responses (RECIST v1.1) would not be expected, including pancreatic, CCA, and colorectal cancers ("CRC"). Results showed that 53% (10/19) of patients experienced clinical benefit in the form of disease control, including tumor shrinkage in 21% of the patients. One subject with late line CCA had a 15% tumor shrinkage and was on study for over nine months of treatment, while also demonstrating on-target inhibition of expression of PPARα target genes on pharmacodynamic ("PD") assessment.

In the combination therapy portion of the trial, 15 evaluable patients with heavily pretreated RCC, HCC and CCA were treated with oral twice-daily TPST-1120 and the anti-PD-1 therapy, nivolumab. All the HCC and RCC patients had received an approved anti-PD-1 therapy in at least one prior line of therapy and discontinued that treatment due to disease progression. We observed objective responses (RECIST v1.1) in two patients with late-line RCC who had previously progressed on anti-PD-1 therapy without having achieved an objective response (ORR 50%, n=2/4, in evaluable RCC patients), and we observed mixed response in a third RCC IO-refractory patient with significant reduction (>30%) in the target lesion, but the appearance of new disease precluded designation as a RECIST PR. A third RECIST response was observed in a patient with late-line, heavily pre-treated CCA, a tumor type generally not responsive to anti-PD-1 therapy alone. All the RECIST responses were observed at the two highest doses.

Notably, one RCC patient who achieved a response after treatment with TPST-1120 and nivolumab had previously been treated with nivolumab in combination with ipilimumab without experiencing an objective response and progressed on treatment, followed by further progression of cancer on both cabozantinib and everolimus. The initial RECIST PR was seen at the first on-study assessment at eight weeks and included a response in all target lesions as well as complete radiographic resolution of multiple sites of metastatic disease (see CT scan below) and has been confirmed at subsequent assessments beyond 12 months.

Partial Response in Late-Line RCC Patient Treated with TPST-1120 and Nivolumab Combination Therapy

Randomized Data in HCC

On October 11, 2023, we announced updated positive results from the planned data analysis from the ongoing global randomized Phase 1b/2 trial of TPST-1120, combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab, in patients with advanced or metastatic HCC. The study is comparing the TPST-1120 arm to standard of care alone, and enrolled 40 patients randomized to the TPST-1120 arm and 30 patients randomized to the control arm. With a median follow-up of 9.2 and 9.9 months for the TPST-1120 arm and standard-of-care arm, respectively, the data showed a 30% confirmed ORR achieved in the TPST-1120 arm compared to 13.3% for atezolizumab and bevacizumab in the control arm, a substantial increase specific to the TPST-1120 arm as compared to the previously released interim data cut of 17.5% in the TPST-1120 arm versus 10.3% in the control arm. The results also showed a favorable progression free survival and OS hazard ratio for the TPST-1120 arm as compared to the standard-of-care control arm. In the TPST-1120 arm 40% of patients remained on treatment versus 16.7% in the control arm, while 72.5% of the TPST-1120 arm patients remained on study versus 46.7% in the control arm.

1. Data not provided by Roche

New biomarker subpopulation findings are consistent with the mechanism of action of TPST-1120. Patients with b-catenin activating mutations (21% in this study (n=7)) showed an increased confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the TPST-1120 arm. In addition, and distinct from the control arm, the TPST-1120 arm was consistently active across

PD-L1 negative tumors with a confirmed ORR of 27% in the TPST-1120 arm, compared to a reduced ORR of 7% for the control arm. We expect updated data to be available in 2024.

PD-L1+ and/or Inflamed Phenotype Enriched in Control Arm Responses

Atezo + Bev biomarker associations

Best %Change in Sum of Diameters from Baseline
100
50
0
-50
-100
(0) (0) (0) (0)
Confirmed Best Overall Response
Partial Response
Stable Disease
Progressive Disease
Not Evaluable
10006 10004 10014 10003 10016 10019 10009 10012 10001 10002 10018 10028 10024 10020 10027 10007 10010 10021 10017 10023 10000 10025 10026 10011 10022 10015 10008
PD-L1 TAP
Immune Phenotype
NA
PD-L1 scores
<1%
≥1%&<5%
NA, assay fail or no tumor
≥%5&<10%
≥10%
Immune Phenotype
Inflamed
Excluded
Desert

TPST-1120 Arm Responses Independent of PD-L1+ and/or Inflamed Tumor Status

43% ORR and 100% DCR in CTNNB1-mutated disease: in-line with TPST-1120 MOA

Confirmed Best Overall Response
Partial Response
Stable Disease
Progressive Disease
Not Evaluable
Best %Change in Sum of Diameters from Baseline
100
50
0
-50
-100
(0)
14009 14014 14003 14020 14001 14027 14033 14039 14013 14018 14015 14025 14007 14035 14011 14019 14030 14021 14032 14008 14028 14010 14026 14004 14005 14038 14034 14037 14029 14006 14031 14023 14012 14002 14000 14036 14016 14017
PD-L1 TAP
NA
Im Phenotype
NA NA NA
CTNNB1 mut
N N N N NA N NA N N Y N N Y NA N N N Y N Y NA N NA N N Y N NA Y N Y N N N N N NA N
PD-L1 scores
<1%
≥ 1%&<5%
NA, assay fail or no tumor
≥%5&<10%
≥10%
Immune Phenotype
Inflamed
Excluded
Desert

Early in the development of TPST-1120, given the expression profile and attributes of PPARα, we selected HCC, RCC and CAA as cancers of interest and checkpoint inhibitors and anti-angiogenic therapeutics as potential companion therapies with the goal to maximize the opportunity to bring meaningful benefit to patients with these cancers. Based on the pre-clinical and clinical data released to date, we believe that the emerging clinical benefit profile of TPST-1120 for patients shows alignment with these predictions, and we look forward to the potential benefit TPST-1120 could bring to patients with these cancers.

We own worldwide rights to TPST-1120, and have filed and been issued patents, including composition of matter, pharmaceutical compositions, and related methods of use, which are expected to expire between December 2033 and November 2043, without giving effect to any patent term extensions.

TPST-1495: Dual EP2/EP4 Prostaglandin Receptor Antagonist

Our second clinical molecule is TPST-1495, a potentially first-in-class, oral, small molecule dual antagonist of the prostaglandin E2, or PGE2, receptors, EP2 and EP4. TPST-1495 is engineered to inhibit only these receptors while sparing the homologous - but differentially active - EP1 and EP3 receptors.

There is extensive literature demonstrating that PGE2 both enhances tumor proliferation and inhibits anti-cancer immune function; it is known from the scientific literature that many tumors express elevated levels of the cyclooxygenase enzymes that produce PGE2. Elevated expression of COX-2 and overproduction of PGE2 is correlated with progression of diverse malignancies by stimulating tumor cell proliferation, survival, evasion and metastasis as well as host angiogenesis. In addition, PGE2 suppresses anti-tumor immunity by inhibiting the function of critical anti-tumor immune effector cell populations such as dendritic cells, natural killer ("NK cells"), T cells, and M1 macrophages, while promoting the activity of suppressive immune cell populations including myeloid-derived suppressor cells ("MDSCs"), M2 macrophages, and regulatory T cells. Recent studies have also shown that increased expression of COX-2 and production of PGE2 can play a role in the effectiveness of immune checkpoint inhibitor therapy and in the development of adaptive resistance to therapy. This body of literature provides the scientific rationale for developing therapeutics that maximally inhibit the prostaglandin pathway, as well as for combining TPST-1495 with immune checkpoint inhibitor monoclonal antibodies.

We conducted preclinical studies to evaluate TPST-1495, including its ability to reverse PGE2-mediated suppression of primary human monocyte to dendritic cell differentiation and activation in vitro, as well as comparisons to other agents designed to operate in the same pathway such as a single EP4 antagonist and, as described, COX2.

We have also conducted preclinical studies to evaluate TPST-1495 in a spontaneous APCMin/+ mouse model of FAP that demonstrated a significant survival advantage in comparison to other inhibitors in the prostaglandin pathway.

Source: Francica et al., Cancer Res Commun; 3(8) August 2023 https://doi.org/10.1158/2767-9764.CRC-23-0249

Overview of Ongoing TPST-1495 Clinical Trials

TPST-1495 was evaluated in a first-in-human, Phase 1, multicenter, open-label, schedule and dose optimization trial in subjects with late-stage solid tumor cancers that are deemed incurable. Study objectives include evaluation of safety, tolerability, PK, PD, and preliminary anti-tumor activity of TPST-1495 as monotherapy and in combination with the checkpoint inhibitor, pembrolizumab. TPST-1495 has been evaluated on a once daily (“QD”) or twice daily (“BID”) schedule and with continuous or intermittent administration as monotherapy and in combination with pembrolizumab. Results from the Phase 1 study were presented at ASCO 2023. The data showed that in a diverse and treatment-refractory patient population, treatment with TPST-1495 as a monotherapy and in combination with pembrolizumab resulted in tumor shrinkage and prolonged stable disease in certain patients, as well as a durable confirmed partial response (“PR”) in a combination therapy patient with microsatellite stable colorectal cancer (“MSS CRC”), an indication not normally responsive to immunotherapy. The safety profile for TPST-1495 monotherapy on the recommended once-daily schedule was tolerable, with predominantly Grade 1-2 treatment related adverse events (“TRAEs”), including abdominal pain (17.9% All Grade and 0% Grade 3+), nausea (20.5% All Grade and 0% Grade 3+), and diarrhea (15.4% All Grade and 2.6% Grade 3+). For the combination with pembrolizumab, the most common TRAEs were nausea (29.2% All Grade and 0% Grade 3+), fatigue (20.8% All Grade and 4.2% Grade 3+) and diarrhea (20.8% All Grade, 0% Grade 3+). No TRAEs of Grade ≥4 were reported. On the recommended once-daily schedule, the DCR by RECIST v1.1 was 44% for patients on monotherapy TPST-1495 and 40.9% for patients on TPST-1495 with pembrolizumab (including a confirmed PR in a patient with MSS CRC and a stable disease rate of 36.4%). An ongoing combination arm in patients with endometrial cancer is expected to complete and data will be reported in 2024.

Our preclinical results in the APCMin/+ lead us to consider the application of TPST-1495 in familial adenomatous polyposis syndrome (“FAP”). FAP is a hereditary condition characterized by the development of numerous polyps in the colon and rectum. These polyps have the potential to become cancerous if left untreated. FAP is caused by mutations in the APC gene, which normally helps regulate cell growth and division in the intestinal lining. Individuals with FAP have a significantly increased risk of developing colorectal cancer at a young age, often before the age of 40. Additionally, FAP can lead to the development of polyps in other parts of the gastrointestinal tract, as well as other non-gastrointestinal tumors. Management of FAP typically involves regular surveillance with colonoscopies and surgical intervention to remove the polyps and reduce the risk of cancer. Currently, there are no systemic therapies approved to treat FAP. We are working with the Cancer Prevention Clinical Trials Network on a National Cancer Institute (“NCI”)-funded Phase 2 study, and subject to final approval of NCI, plan to start the study in 2024.

We own worldwide rights to TPST-1495, and have filed and been issued patents, including composition of matter and pharmaceutical compositions, which are expected to expire between April 2038 and October 2042, without giving effect to any patent term extensions.

Discovery Research

Our Discovery Research team is dedicated to identifying and validating novel therapeutic targets in oncology. We are not bound to a single technology platform, which allows us the scientific freedom to pursue targets and modalities that we believe have the highest probability to benefit patients. Rigorous medicinal chemistry and a broad set of preclinical validation studies are conducted to further evaluate lead compounds and inform decision-making for advancement into clinical development. Collaboration with academic institutions, contract research organizations (“CROs”), and strategic partners provides opportunity to enrich our pipeline, as well, enhancing our ability to deliver innovative medicines to address unmet medical needs.

License Agreements

In February 2021, we entered into a collaboration agreement with Roche to accelerate the development of TPST-1120 into a global, first-line, randomized study. The companies are evaluating TPST-1120 in a Phase 1b/2 clinical study in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic HCC, not previously treated with systemic therapy. Pursuant to the terms of the agreement, Roche is managing the study operations for the trial, and we retain global development and commercialization rights to TPST-1120. Pursuant to the agreement, Roche provides us with notice of the amount of TPST-1120 required and the delivery timeline, and we supply the TPST-1120. All rights to invention and discoveries relating solely to TPST-1120 or biomarkers solely related to TPST-1120 made during any study will be our exclusive property. All data generated in the performance of any study under the collaboration agreement will be the property of Roche, but we are entitled to use the data for any lawful purpose.

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

Sales and Marketing

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. If we build a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that one of our product candidates will be approved.

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

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. At a minimum these regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems, procedures and contractors are required to comply with these regulations and are assessed through regular monitoring and formal audits.

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

If our TPST-1120, TPST-1495, or any future product candidates are approved for the treatment of tumors, they may compete with other products used to treat such diseases. There are a variety of treatments used for cancerous tumors that include chemotherapy drugs, small molecules, monoclonal antibodies, antibody-drug conjugates, bi-specific antibodies, cell therapies, oncolytic viruses and vaccines, as well as other approaches. In addition, there are several competitors in clinical development for the treatment of HCC, RCC, cholangiocarcinoma, and other indications that we may be targeting with TPST-1120 and TPST-1495, including companies such as Ono, Adlai Nortye, Merck, Roche, Exelixis, and AstraZeneca.

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

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. The key competitive factors affecting the success of all our programs are likely to be their efficacy, safety, convenience and availability of reimbursement. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.

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

As of December 31, 2023, our patent portfolio consisted of issued patents and pending patent applications that we own or in-licensed related to TPST-1120, TPST-1495 and various other compounds and programs, such as our earlier-stage research programs. In total, as of the same date, we owned or in-licensed nine issued United States patents, eight pending United States patent applications, four pending Patent Cooperation Treaty (PCT) applications, and in various markets outside of the United States, including Europe, China and Japan: 50 issued patents and 18 pending patent applications.

With respect to TPST-1120, as of December 31, 2023, we own issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States as well as one pending PCT application. The issued

United States patents covering TPST-1120 as composition of matter, pharmaceutical compositions, and related methods of use are expected to expire in December 2033, absent any patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between December 2033 and November 2043, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TPST-1495, as of December 31, 2023, we own issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States as well as one pending PCT application. The issued United State patents covering TPST-1495 as composition of matter, pharmaceutical composition, and related methods of use are expected to expire between April 2038 and April 2039, absent any patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between April 2038 and November 2043, absent any patent term adjustments or patent term extensions for regulatory delay.

As of December 31, 2023, our patent portfolio also included pending patent applications in the United States and Europe that are exclusively licensed to us by the University of California at Berkeley. The licensed patent applications do not cover any of our current product candidates.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending a New Drug Applications ("NDA") warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 17 employees, including 14 holding Ph.D., M.D., JD, LL.M., and/or MBA degrees, our employees have established internal expertise in chemistry, biochemistry, molecular biology, immunology, pharmacology, toxicology, pre-clinical development, regulatory and quality, translational medicine, and early-to-late-stage clinical development, as well as finance, business development and strategic transactions. None of our employees are represented by a labor union or covered by collective bargaining agreements. We will continue to add experienced and talented scientists in areas, such as medicinal chemistry, that we believe are critical for the discovery of highly differentiated small-molecule compounds.

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
•
We will need to raise additional funding to finance our operations, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
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

•
If we are unable to develop, obtain regulatory approval for and commercialize TPST-1120, TPST-1495, or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
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
•
We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and ability to successfully market or commercialize TPST-1495, TPST-1120, and any future product candidates.
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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $29.5 million and $35.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $165.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional funding to finance our operations, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed significant amounts of cash since inception. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates, including later stage clinical trials such as our potential pivotal Phase 3 trial in first-line HCC, subject to our discussions with the FDA, and advance our other programs. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Moreover, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on our cash and cash equivalents and additional financing to achieve our business objectives.

As of December 31, 2023, we had cash and cash equivalents of $39.2 million. We believe that our cash and cash equivalents as of December 31, 2023, will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue.

Accordingly, we will require substantial additional capital to develop our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Russia-Ukraine war and the war in Israel. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investment.

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

In January 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement. As of December 31, 2023, a total of $10.0 million in borrowing capacity remained available at the option of Oxford Finance. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Risks Related to Our Product Development and Regulatory Approval

If we are unable to develop, obtain regulatory approval for and commercialize TPST-1495, TPST-1120, or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, TPST-1495, a dual EP2/EP4 prostaglandin (“PGE2”) receptor antagonist, and TPST-1120, a peroxisome proliferator-activated receptor alpha (“PPARα”) antagonist for the treatment of various cancers. We have initiated Phase 1 clinical trials of TPST-1495 and

TPST-1120 for the treatment of advanced solid tumors. We intend to request meetings with FDA during 2024 to discuss a potential pivotal Phase 3 trial design for TPST-1120 for HCC, but the FDA may not agree that we are ready for such meetings, and may require that we conduct additional dose optimization or Phase 2 development work prior to proceeding to a Phase 3 trial. Any delay in our ability to proceed to a pivotal trial for TPST-1120 will add time and expense to the development pathway and adversely impact the timing and potential for profitability. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of TPST-1495 and TPST-1120 and any future product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-1495 and TPST-1120 and any future product candidates must be authorized for marketing by the FDA, the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before we may commercialize any of our product candidates in the United States, Canada, European Union, or other jurisdictions.

The success of TPST-1495 and TPST-1120 and any future product candidates depends on multiple factors, including:

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

Clinical development is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of Phase 3 trials and the submission of a New Drug Application (“NDA”) is a complicated process. We have not previously completed any pivotal clinical trials, have limited experience in preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.

Even if our clinical trials demonstrate acceptable safety and efficacy of TPST-1495 and TPST-1120 or any future product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

We currently are investigating TPST-1120 and TPST-1495 in combination with other approved therapies, and we may in the future investigate product candidates in combination with other approved and unapproved therapies, which exposes us to additional risks.

We are currently investigating and may continue to investigate one or more of our product candidates in combination with one or more other approved or unapproved therapies to treat cancers. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies, including shortages of those products for use in our intended clinical trials. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially. We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell our current product candidates or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, TPST-1495, TPST-1120 and any future product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market TPST-1495, TPST-1120 or any future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of TPST-1495 and TPST-1120 and any future product candidates may be delayed or refused for many reasons, including:

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

TPST-1495, TPST-1120 and any future product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

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

If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the HPFB, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly, including our ability to successfully sign collaboration or license agreements with external partners. Other treatments for cancers that utilize prostaglandin E2 antagonist or a PPARα antagonist or similar mechanism of action could also generate data that could adversely affect the clinical, regulatory or commercial perception of TPST-1495 and TPST-1120 and any future product candidates.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the FFDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

To market and sell TPST-1495, TPST-1120 and any future product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Even if the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally are obtained, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to act as a dual antagonist of EP2 and EP4 and PPARα antagonists in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of TPST-1495 and TPST-1120 or any future product candidates. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

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

We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than our therapies, which may harm our business, financial condition and our ability to successfully market or commercialize TPST-1495, TPST-1120, and any future product candidates.

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

We currently do not have an organization for the sales, marketing and distribution of TPST-1495, TPST-1120 or any future product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize TPST-1495, TPST-1120 and any future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security, and our failure to comply with them could harm our business.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the processing of personal data, including health information privacy laws, security breach notification laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). Each of these laws is subject to varying interpretations and constantly evolving. In addition, we obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes specific requirements relating to the privacy, security, and transmission of protected health information.

Certain states have also adopted comprehensive privacy laws and regulations that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”) (collectively, the “CCPA”) gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and similar provincial laws may impose obligations with respect to processing personal data, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal data. Individuals have the right to access and challenge the accuracy of their personal data held by an organization, and personal data may only be used for the purposes for which it was collected. If an organization intends to use personal data for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

As another example, the European Union’s General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s GDPR (together with EU GDPR, “GDPR”) also impose strict requirements for processing personal data and substantial fines for breaches and violations (for example, under the EU GDPR, up to the greater of €20 million or 4% of our annual worldwide gross revenue). Additionally, under GDPR, companies may face temporary or definitive bans on data processing and other corrective action or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Further, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Compliance with these obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms designed to ensure compliance with these obligations. If we fail (or are perceived to have failed) to comply with any such obligations, we may face significant consequences, including without limitation government enforcement actions (e.g., investigations, fines and penalties, audits, inspections); litigation (including class-action claims) and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; imprisonment of company officials; or other consequences that could adversely affect our business, financial condition and results of operations.

If our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences, including disclosure of sensitive information, damage to our reputation, and significant financial and legal exposure.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are increasing in their frequency, sophistication and intensity, have become increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service attacks, social engineering attacks (including through deep-fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), credential stuffing attacks, credential harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data, attacks enhanced or facilitated by artificial intelligence or other information technology assets, fraud or other means to threaten confidentiality, integrity and availability of our sensitive information. We and the third parties upon which we rely may also experience telecommunications failures, natural disasters, terrorism, war and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

As more of our employees work remotely, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers.” Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, we rely on third parties and their technology to operate critical business systems to process sensitive information, including our CROs, CMOs and other contractors, consultants and law and accounting firms. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our and the third parties’ upon which we rely hardware and software). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

A successful or perceived security incident experienced by us or the third parties upon which we rely could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of sensitive information, disclosure of corporate strategic plans, material disruption of our development programs and our business operations, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information, litigation, indemnification obligations, reputational harm, negative publicity, and other harms. For example, the loss of data from preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our sensitive information or applications, or inappropriate disclosure of such information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed.

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

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.o

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TPST-1495, TPST-1120 and any future product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, such as through a security incident, or if any of that information was independently developed by a competitor, our competitive position could be harmed. Additionally, certain trade secret and proprietary information may be required to be disclosed in submissions to regulatory authorities. If such authorities do not maintain the confidential basis of such information or disclose it as part of the basis of regulatory approval, our competitive position could be adversely affected.

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

Our patent application in-licensed from the Regents of the University of California has been supported through the use of U.S. government funding awarded by the National Institutes of Health. Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). Recently, the government released a draft framework that may be used by an agency when deciding to exercise its march-in rights for public comments, and as such, the framework for deciding when march-in rights are exercised may change. If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as the Russia-Ukraine war and the armed conflict in Israel and the Gaza Strip; and
•
period-to-period fluctuations in our financial results.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the recent bank closures and geopolitical tensions, like the Russia-Ukraine war and the war in Israel, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of future bank closures or political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market (Nasdaq) and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, in September 2023, we received a notice from Nasdaq notifying us that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). We were able to achieve compliance within the 180 calendar day compliance period, but there can be no assurance that we will remain in compliance with the requirements for listing our common stock on Nasdaq. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Also, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Once we are no longer a smaller reporting company or otherwise no longer qualifies for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and employees (“Information Systems and Data”).

Our information security function is led by our Vice President, Strategy & Finance (“IT Lead”), who reports to our CEO and is supported by our third party security provider, and it helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example analyzing report of threats and threat actors and conducting periodic vulnerability assessments for certain systems. Our assessment and management of material risks from cybersecurity threats are considered as part of our risk management processes. For example, our IT Lead and certain management, including our CEO, evaluate identified material risks from cybersecurity threats against our overall business objectives and our IT Lead periodically reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: risk assessments for certain systems, systems monitoring for certain systems, access controls, asset management, and employee training. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example our managed security provider and professional services firms, including legal counsel.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including that if our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences, including disclosure of sensitive information, damage to our reputation, and significant financial and legal exposure.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the IT Lead. The IT Lead has 3 years of experience in roles that include oversight of cybersecurity risk management programs.

Our IT Lead is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CEO, who help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee for certain cybersecurity incidents.

The audit committee receives periodic reports from our IT Lead concerning cybersecurity issues, including certain threats and risks and the processes the Company has implemented to address them, as applicable. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Stock Market under the ticker symbol “TPST.”

Stockholders

As of March 13, 2024, we had 22,192,026 shares of common stock outstanding held by 78 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company moving into late-stage development with a diverse portfolio of first-in-class targeted and immune-mediated product candidates with the potential to treat a wide range of cancers. The company’s novel programs range from early research to the lead program, TPST-1120, that is poised to begin a pivotal study in first-line liver cancer. Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs embody different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

Our two clinical-stage therapeutics product candidates are TPST-1120 and TPST-1495, which we believe are the first clinical-stage molecules designed to inhibit their respective targets.

TPST-1120 is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”). On October 11, 2023, we announced new and updated positive results from the planned data analysis of the ongoing global randomized Phase 1b/2 trial of TPST-1120 combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic hepatocellular carcinoma (“HCC”). The study is comparing the TPST-1120 arm to standard of care alone and enrolled 40 patients randomized to the TPST-1120 arm and 30 patients randomized to the control arm. With a median follow-up of 9.2 and 9.9 months for the TPST-1120 arm and standard-of-care arm, respectively, the data showed a 30% confirmed objective response rate (“ORR”) achieved in TPST-1120 arm compared to 13.3% for atezolizumab and bevacizumab in the control arm, a substantial increase since an earlier interim data release that is specific to the TPST-1120 arm compared to the previous data cut of 17.5% versus 10.3% in the control arm. 40% of the TPST-1120 arm patients remained on treatment versus 16.7% in the control arm, while 72.5% of the TPST-1120 arm patients remained on study versus 46.7% in the control arm. The results also showed a favorable progression free survival and overall survival (“OS”) hazard ratio for the TPST-1120 arm as compared to the standard-of-care control arm. We expect updated OS data to be available in 2024.

In addition to the overall data, the new biomarker subpopulation findings are consistent with the mechanism of action of TPST-1120: patients with b-catenin activating mutations (21% in this study (n=7)) showed a confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the TPST-1120 arm; and distinct from the control arm, the TPST-1120 arm was consistently active across PD-L1 negative tumors with a confirmed ORR of 27% in the TPST-1120 arm, compared to a reduced ORR of 7% for the control arm.

These randomized data build upon clinical data from Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, that were reported at a podium presentation at the American Society of Clinical Oncology (“ASCO”) annual meeting in June 2022. RECIST responses were also observed in this study at the two highest TPST-1120 doses in combination with nivolumab for an ORR of those cohorts of 30% (3 of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. We believe the next step in TPST-1120 development is a pivotal Phase 3 in first-line HCC and are planning to meet with the FDA in 2024 towards that goal, and given the totality of the data, also have interest in development in kidney cancer (“RCC”) and potentially other indications.

Our second clinical program, TPST-1495, a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2, is in an ongoing Phase 1 combination trial in patients with endometrial cancer. Data from the TPST-1495 Phase 1 trial was presented at the ASCO annual meeting in June 2023. Additionally, we are planning to advance TPST-1495 in a new indication, Familial Adenomatous Polyposis (“FAP”), for which there are no approved therapies. Given that prostaglandin signaling is implicated in FAP and based on positive preclinical data in a relevant mouse model, we believe there is strong mechanistic support for this approach. We are working with the Cancer Prevention Clinical Trials Network on a National Cancer Institute (“NCI”)-funded Phase 2 study and subject to final approval from the consortium, plan to start the study in 2024.

Beyond these clinical programs, we plan to continue to leverage our drug development and company-building experience along with academic relationships to identify promising new targets that may feed new programs into our pipeline. Our Discovery Research team employs a multidisciplinary approach to identify and validate therapeutic targets in oncology, and preclinical validation studies are then conducted to further understand the mechanism of action and potential therapeutic benefit to patients.

Potential Future Milestones

•
Advance TPST-1120 into a pivotal study in first-line HCC patients where TPST-1120 will be studied in a combination treatment and compared to a standard-of-care therapy, subject to obtaining feedback from the FDA. We believe positive results from the ongoing randomized Phase 1b/2 study provide strategic opportunities for us, and we expect to receive updated results from this randomized study in 2024. We are also evaluating further development in RCC and cholangiocarcinoma (“CCA”) based on the Phase 1 data presented at ASCO 2022.
•
Explore TPST-1495 beyond original tumor types of interest. We plan to complete the ongoing combination arm in patients with advanced endometrial cancer, where prostaglandin signaling is implicated, and report the data in 2024. Additionally, subject to final approval with the FAP Consortium on NCI, we are planning to advance TPST-1495 into a Phase 2 study in patients with the Cancer Prevention Clinical Trials Network in 2024.

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2023, we have raised $201.2 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $29.5 million and $35.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $165.3 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Based on our business strategy, our existing cash and cash equivalents of $39.2 million as of December 31, 2023, will be sufficient to fund our operations through at least the next 12 months from the date our consolidated financial statements were available to be issued.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to continue to incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other (Expense) Income , Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

The following table summarizes our operating results for the years ended December 31, 2023 and 2022:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2023	2022	2023 vs. 2022	2023 vs. 2022
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,498	$22,527	$(5,029)	(22)%
General and administrative	11,659	12,113	(454)	(4)%
Operating loss	(29,157)	(34,640)	5,483	16%
Interest expense	(1,449)	(1,618)	169	10%
Interest income and other income (expense), net	1,115	549	566	103%
Provision for income taxes	—	—	—	0%
Net loss	$(29,491)	$(35,709)	$6,218	(17)%

Research and Development

Our research and development expenses for the years ended December 31, 2023 and 2022 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. The following table shows our research and development expenses by program for the years ended December 31, 2023 and 2022:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2023	2022	2023 vs. 2022	2023 vs. 2022
	(in thousands)
TPST-1120	$2,691	$5,927	$(3,236)	(55)%
TPST-1495	3,525	5,672	(2,147)	(38)%
Preclinical and other	3,398	4,638	(1,240)	(27)%
Total candidate specific research costs	9,614	16,237	(6,623)	(41)%
Personnel and other costs	6,678	5,333	1,345	25%
Stock-based compensation and depreciation	1,206	957	249	26%
Total research and development expenses	$17,498	$22,527	$(5,029)	(22)%

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2023	2022	2023 vs. 2022	2023 vs. 2022
	(in thousands)
Research and development outside services	$8,368	$14,745	$(6,377)	(43)%
Compensation expense	4,203	4,084	119	3%
Stock-based compensation expense	899	517	382	74%
Consulting and professional services	1,141	1,448	(307)	(21)%
Other expenses	2,887	1,733	1,154	67%
Total research and development expense	$17,498	$22,527	$(5,029)	(22)%

Research and development expense decreased by $5.0 million to $17.5 million for the year ended December 31, 2023, which was primarily attributable to a decrease in costs incurred from contract research organizations and third-party vendors.

General and Administrative

General and administrative expenses decreased by $0.4 million to $11.7 million for the year ended December 31, 2023, primarily due to a decrease in consulting and professional services.

Other Income (Expense), Net

For the years ended December 31, 2023 and 2022, interest income and other income (expense), net consisted of total interest expense of $1.4 million and $1.6 million, respectively, related to the Oxford Loan, and interest income of $1.1 million and $0.6 million, respectively.

Liquidity and Capital Resources

Overview

Since inception through December 31, 2023, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of December 31, 2023, we had $39.2 million in cash and cash equivalents and an accumulated deficit of $165.3 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of December 31, 2023 will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months from the date our consolidated financial statements were available to be issued.

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

During the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024.

The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%.

At-the-Market Offering

On July 23, 2021, we entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock having, up to an aggregate sales price of $100.0 million of our common stock through Jefferies (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-257990). We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Jefferies under the ATM Program and also have provided Jefferies with indemnification and contribution rights. As of December 31, 2023, we have sold an aggregate of 8,960,822 shares of our common stock for net proceeds of approximately $41.2 million, after deducting commissions and offering expenses pursuant to the ATM Program. During the year ended December 31, 2023, the Company has sold an aggregate of 8,260,479 shares of its common stock for net proceeds of approximately $35.6 million, after deducting commissions and expenses. As of December 31, 2023, approximately $57.6 million remained available for sale under the ATM Program.

PIPE Financing

In April 2022, we completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of our common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of our common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. We entered into a registration rights agreement with the PIPE Investors pursuant to which we filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of December 31, 2023, all pre-funded warrants had been exercised.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Cash used in operating activities	$(27,357)	$(31,072)
Cash used in investing activities	(170)	(562)
Cash provided by financing activities	35,602	11,403
Net increase (decrease) in cash and cash equivalents	$8,075	$(20,231)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2023 was $27.4 million, consisting of a net loss of $29.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $4.8 million, plus changes in operating assets and liabilities of $2.7 million.

Cash used in operating activities for the year ended December 31, 2022 was $31.1 million, consisting of a net loss of $35.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.8 million, plus changes in operating assets and liabilities of $0.9 million.

Cash flows from investing activities

Cash used in investing activities for the years ended December 31, 2023 and 2022 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2023 was related to proceeds from the issuance of common stock of $35.6 million from the ATM program.

Cash provided by financing activities for the year ended December 31, 2022 was $11.4 million, primarily related to proceeds from the issuance of common stock of $8.9 million and pre-funded warrants of $7.3 million related to the PIPE financing, offset by $4.7 million used in the partial repayment of our loan with Oxford.

Funding Requirements

We believe that our available cash and cash equivalents are sufficient to fund existing and planned cash requirements for the next 12 months from the date our consolidated financial statements were available to be issued. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

Our future funding requirements will depend on many factors, including the following:

•
the costs associated with a pivotal study for TPST-1120 in first-line HCC patients, as well as other costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
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

Material Cash Requirements

Our material cash requirements as of December 31, 2023 primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of December 31, 2023, we have $9.4 million payable within 12 months. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval for our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements located elsewhere in this Annual Report. We have listed below our critical accounting policies and estimates that we believe to have the greatest potential impact on our Consolidated Financial Statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results and no significant assumptions used have a high degree of subjectivity.

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

In determining the fair value of stock options, we use the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return, and the fair value of the underlying common stock on the date of grant, and generally requires significant judgment to determine.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TEMPEST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempest Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempest Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses
Description of the Matter

As described in Note 2 to the financial statements under the caption “Research and development expenses and accrued research and development”, the Company records the cost of research and development activities as they are incurred. The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Service fees are accrued based on the Company’s estimates of the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, the Company’s estimates of accrued expenses and on information available at each balance sheet date. As of December 31, 2023, the Company’s accrued clinical trial liability was $1.0 million.

Auditing the Company’s accrual for research and development expenses was challenging because of the significant volume of transactions and the use of third-party data involved in determining the accrual balance, which was accumulated from multiple sources. In certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing did not correspond to the level of services provided and invoicing from clinical study sites and other vendors may not yet be available to management.

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

Chicago, Illinois

March 19, 2024

Tempest Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,230	$31,230
Insurance recovery of legal settlement	—	450
Prepaid expenses and other current assets	1,133	1,270
Total current assets	40,363	32,950
Property and equipment — net	840	1,060
Operating lease right-of-use assets	9,952	11,650
Other noncurrent assets	448	429
Total assets	$51,603	$46,089
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$845	$1,108
Accrued legal settlement	—	450
Accrued expenses	1,673	2,961
Current loan payable (net of discount and issuance costs of $112 and nil, respectively)	4,285	—
Current operating lease liabilities	952	1,413
Accrued compensation	1,543	1,248
Interest payable	113	97
Total current liabilities	9,411	7,277
Loan payable (net of discount and issuance costs of $164 and $454, respectively)	6,264	10,371
Operating lease liabilities, less current portion	9,160	10,330
Total liabilities	24,835	27,978
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,045,255 and 10,518,539 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	22	11
Additional paid-in capital	192,009	153,872
Accumulated deficit	(165,263)	(135,772)
Total stockholders’ equity	26,768	18,111
Total liabilities and stockholders’ equity	$51,603	$46,089

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$17,498	$22,527
General and administrative	11,659	12,113
Operating loss	(29,157)	(34,640)
Other income (expense), net:
Interest expense	(1,449)	(1,618)
Interest income and other income (expense), net	1,115	549
Other income (expense), net	(334)	(1,069)
Provision for income taxes	—	—
Net loss	$(29,491)	$(35,709)
Net loss per share of common stock and pre-funded warrants, basic and diluted	$(1.91)	$(3.09)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	15,416,203	11,548,907

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — January 1, 2022	6,910,324	$7	$136,173	$(100,063)	$36,117
Issuance of common stock for cash, net of issuance cost of $489	3,608,215	4	8,857	—	8,861
Share-based compensation	—	—	1,561	—	1,561
Issuance of pre-funded warrants, net of issuance cost $283	—	—	7,281	—	7,281
Net loss	—	—	—	(35,709)	(35,709)
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Exercise of stock options	713	—	1	—	1
Issuance of common stock for cash, net of issuance cost of $1,105	8,323,218	8	35,590	—	35,598
Exercise of pre-funded warrants	3,202,785	3	—	—	3
Share-based compensation	—	—	2,546	—	2,546
Net loss	—	—	—	(29,491)	(29,491)
BALANCE — December 31, 2023	22,045,255	$22	$192,009	$(165,263)	$26,768

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(29,491)	$(35,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	381	638
Stock-based compensation expense	2,546	1,561
Noncash lease expense	1,698	1,176
Noncash interest and other expense, net	186	394
Changes in operating assets and liabilities:
Prepaid expenses and other assets	193	915
Accounts payable	(263)	1
Accrued expenses and other liabilities	(992)	1,709
Interest payable	16	(256)
Operating lease liabilities	(1,631)	(1,501)
Cash used in operating activities	(27,357)	(31,072)
Investing activities:
Purchase of property and equipment	(170)	(562)
Repayment of related party note receivable	—	—
Cash used in investing activities	(170)	(562)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	35,602	8,861
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	7,281
Repayment of loan	—	(4,739)
Cash provided by financing activities	35,602	11,403
Net increase in cash and cash equivalents	8,075	(20,231)
Cash, cash equivalents and restricted cash at beginning of period	31,598	51,829
Cash, cash equivalents and restricted cash at end of period	39,673	31,598
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,249	$1,539
Cash paid for business taxes	$191	$18
Operating lease right-of-use assets recognized in exchange for lease liabilities	$—	$10,660
Non-cash operating activities: Lease modification	$—	$884
Non-cash investing activities: Property and equipment in accounts payable	$—	$93

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2023 and 2022

(In Thousands, Except Share and Per Share Amount)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two novel clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both programs are advancing through clinical trials designed to study the agents as monotherapies and in combination with other approved agents. Tempest is also developing other product candidates currently in our Discovery Research portfolio. Tempest is headquartered in Brisbane, California.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of December 31, 2023, the Company had cash and cash equivalents of $39.2 million, which is sufficient to fund operations beyond 12 months from the issuance of the financial statements. The Company’s ability to fund continued development will require additional capital, and Tempest intends to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. The Company’s ability to continue as a going concern is dependent upon its ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If the Company are unable to obtain adequate capital, it could be forced to cease operations.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “ATM Program”). Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-257990). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of December 31, 2023, the Company has sold an aggregate of 8,960,822 shares of its common stock for net proceeds of approximately $41.2 million, after deducting commissions and expenses pursuant to the ATM Program. During the year ended December 31, 2023, the Company has sold an aggregate of 8,260,479 shares of its common stock for net proceeds of approximately $35.6 million, after deducting commissions and expenses. As of December 31, 2023, approximately $57.6 million remained available under the ATM Program.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of December 31, 2023, all pre-funded warrants had been exercised.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents consisted of bank deposits and money market funds.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,230	$—	$—	$39,230
Total	$39,230	$—	$—	$39,230

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,230	$—	$—	$31,230
Total	$31,230	$—	$—	$31,230

4. BALANCE SHEET ITEMS

Prepaid expenses and other current asset consist of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Prepaid expenses	$700	$703
Prepaid research and development costs	337	304
Other current assets	96	263
Total	$1,133	$1,270

Property and equipment, net, consists of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Computer equipment and software	$169	$168
Furniture and fixtures	328	310
Lab equipment	1,133	1,061
Leasehold improvements	235	882
Property and equipment	1,865	2,421
Less accumulated depreciation	(1,025)	(1,361)
Property and equipment—net	$840	$1,060

Depreciation expense for the years ended December 31, 2023 and 2022 were $381 and $638, respectively.

Accrued liabilities as of December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Accrued other liabilities	$626	$756
Accrued clinical trial liability	1,047	2,205
Total	$1,673	$2,961

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

As of December 31, 2023 and 2022, the balance of the operating lease right of use assets were $9,952 and $11,650, respectively, and the related operating lease liability were $10,112 and $11,744, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $2,738 and $1,445 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, future minimum annual lease payments under the Company’s operating lease liabilities were as follows:

Total Commitment
Year Ending	(in thousands)
2024	$2,100
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	14,291
Less: imputed interest	(4,179)
Present value of operating lease obligations	10,112
Less: current portion	(952)
Noncurrent operating lease obligations	$9,160

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31, 2023.

Guarantees and Indemnifications—In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023 and 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 are required to begin on July 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of December 31, 2023, the balance of the loan payable (net of debt issuance costs) was $10.5 million. The carrying value of the loan approximates fair value (Level 2).

For the years ended December 31, 2023 and 2022, total interest expense was $1,449 and $1,618, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

On March 29, 2021, TempestTx, Inc. (“Private Tempest”) entered into an Agreement and Plan of Merger (with Millendo Therapeutics, Inc. upon completion of the merger on June 25, 2021, the Company issued an aggregate of approximately 5,365,899 shares of its common stock to Private Tempest stockholders, based on an exchange ratio of 0.0322 shares of the Company’s common stock for each share of Private Tempest common stock outstanding immediately prior to the merger, including those shares of common stock issued upon conversion of the Private Tempest preferred stock (3,692,912 common shares) and those shares of common stock issued with its pre-merger financing of $30.0 million (1,136,849 common shares).

As of December 31, 2023 and December 31, 2022, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 22,045,255 and 10,518,539 were issued and outstanding at December 31, 2023 and December 31, 2022, respectively. There were no shares subject to repurchase due to remaining vesting requirements. There was no preferred stock issued nor outstanding as of December 31, 2023 and December 31, 2022. Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders and have the right to elect one member of the Company’s Board of Directors.

Rights Plan

On October 10, 2023, the Company’s Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was effective as of October 23, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, (the “Preferred Shares”), of the Company at a price of $25.00 per one one-thousandth of a Preferred Share, subject to adjustment. The descriptions and terms of the Rights are set forth in a Rights Agreement, dated as of October 10, 2023 (the “Rights Agreement"), between the Company and Computershare Trust Company, NA. The Rights will expire on October 10, 2024, or, if the Company’s stockholders approve the Rights plan, on October 10, 2026, unless the Rights are earlier redeemed or exchanged by the Company.

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

Pre-Funded Warrants

In April 2022, the Company completed a PIPE financing, which included the issuance of pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to the PIPE Investors. As of December 31, 2023, all pre-funded warrants had been exercised.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2024, the common stock reserved for issuance was increased by 881,810 shares. As of December 31, 2023, there were 233,708 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of December 31, 2023, there were 1,142,350 shares available for future grant under the 2023 Inducement Plan.

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

The 2019 ESPP provides that the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1, 2023 and continuing through (and including) January 1, 2029, by the lesser of 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 500,000 shares of Common Stock, or (iii) such lesser number of shares of Common Stock as determined by the Board of Directors (which may be zero). On January 1, 2024, the common stock reserved for issuance was increased by 330,678 shares.

As of December 31, 2023, 232,136 shares of common stock remained available for future issuance under the 2019 ESPP. During the year ended December 31, 2023, 62,739 shares of common stock had been issued under the 2019 ESPP.

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

The following shows the stock option activities for the years ended December 31, 2023 and 2022:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2021	790,637	$32.82
Granted	909,527	3.34
Exercised	—	—
Cancelled and forfeited	(147,123)	128.79
Balance—December 31, 2022	1,553,041	$6.66
Granted	2,308,800	7.26
Exercised	(713)	1.23
Cancelled and forfeited	(307,016)	3.97
Balance—December 31, 2023	3,554,112	7.28

The following table summarizes information about stock options outstanding at December 31, 2023:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	3,554,112	8.79	$7.28	$2,737,358
Vested and expected to vest	3,554,112	8.79	$7.28	$2,737,358
Exercisable	1,041,752	7.42	$6.52	$906,002

During the years ended December 31, 2023 and 2022, the Company granted employees and non-employees stock options to purchase 2,308,800 and 909,527 shares of common stock with a weighted-average grant date fair value of $6.05 and $2.82 per share, respectively. As of December 31, 2023 and 2022, total unrecognized compensation costs related to unvested employee stock options were $14,703 and $4,012, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.5 years and 2.6 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2023 and 2022:

	2023	2022
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	106% - 111%	109% - 112%
Risk-free interest rate	3.4% - 4.5%	1.5% - 3.9%
Dividends	—%	—%

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

Restricted Stock Units

The Company granted 125,000 restricted stock units ("RSUs") with a fair value of $0.60 per share during the year ended December 31, 2023. The RSUs vest on February 25, 2024.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022:

	2023	2022
Research and development	$899	$517
General and administrative	1,647	1,044
Total	$2,546	$1,561

9. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2023 and 2022, because the Company has incurred losses since inception. At December 31, 2023 and 2022 the Company concluded it was not more likely than not that it would realize its deferred tax assets, and therefore has recorded a full valuation allowance.

For the years ended December 31, 2023 and 2022, income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pre-tax loss as follows (in thousands):

	2023	2022
U.S. federal provision (benefit)
At statutory rate	$(6,192)	$(7,497)
State taxes	(2,492)	(2,733)
Valuation allowance	9,129	8,581
Tax credits	(836)	(1,173)
Stock-based compensation	371	2,606
Permanent differences	20	216
Total	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2023 and 2022 are shown below.

	2023	2022
Deferred tax assets:
Net operating losses	$136,901	$131,346
Research and development tax credits	19,240	18,122
Amortization	730	916
Lease liability	3,018	3,504
Stock based compensation	809	576
Other	449	378
Capitalized R&D	6,466	4,138
Fixed assets	—	10
Total gross deferred tax assets	167,613	158,990
Less: valuation allowance	(164,643)	(155,514)
Total deferred tax assets	2,970	3,476
Deferred tax liability:
Right-of-use assets	(2,970)	(3,476)
Total gross deferred tax liabilities	(2,970)	(3,476)
Net deferred tax assets	$—	$—

The valuation allowance increased by $9.1 million from December 31, 2022 to December 31, 2023 due primarily to the generation of net operating losses and research and development credits.

As of December 31, 2023, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $482.1 million and $457.8 million, respectively. As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $466.0 million and $434.4 million, respectively.

The federal and state net operating loss carryforwards begin to expire in 2031 and 2023, respectively, if not utilized. Federal net operating losses of $260.9 million are not subject to expiration.

As of December 31, 2023, the Company has federal and state research and development carryforwards of approximately $12.7 million and $4.0 million, respectively. The Company also has $7.4 million of Orphan Drug Credit. As of December 31, 2022, the Company has federal and state research and development carryforwards of approximately $11.7 million and $3.6 million, respectively. The federal and state credits begin to expire in 2031 and 2029, respectively, if not utilized; $2.9 million of the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2023. At least $455.8 thousand of legacy Millendo federal net operating losses are expected to expire unused due to prior ownership changes.

The Company has the following activity relating to unrecognized tax benefits as of December 31, 2023 and 2022:

	2023	2022
Beginning balance	$4,650	$4,293
Gross increase - tax position in current period	273	357
Ending balance	$4,923	$4,650

As of December 31, 2023 and 2022, none of the unrecognized tax benefits would impact the Company's effective tax rate due to the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively, and has not recognized penalties and/or interest in the accompanying statements of operations for the years ended December 31, 2023 and 2022, respectively.

The Company is subject to taxation in the United States, California, Massachusetts, and Michigan. The Company’s tax years from inception are subject to examination by the IRS and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

10. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the year ended December 31, 2023, the Company contributed $147 to the 401(k) Plan. During the year ended December 31, 2022, the Company contributed $126 to the 401(k) Plan.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	2023	2022
Numerator:
Net loss	$(29,491)	$(35,709)
Denominator:
Weighted-average common shares outstanding	15,416,203	11,548,907
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	—
Weighted-average shares used in computing basic and diluted net loss per share	15,416,203	11,548,907

Net loss per share attributable to common stockholders—basic and diluted	$(1.91)	$(3.09)

As of December 31, 2023 and 2022, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of December 31, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	2023	2022
Options to purchase common stock	3,554,112	1,553,041
Restricted stock units	125,000	—
Common stock warrants	6,036	6,036
	3,685,148	1,559,077

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Vice-President, Strategy and Finance concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Information regarding our Directors required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding Director Nominees and Continuing Directors,” and is hereby incorporated by reference.

Information About Our Executive Officers

Information regarding our Executive Officers required by this item will be contained in our 2024 Proxy Statement under the caption “Executive Officers,” and is hereby incorporated by reference.

Identification of Audit Committee and Financial Experts

Information regarding our Audit Committee and Financial Experts required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Audit Committee,” and is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Information regarding our Procedures for Recommending Directors required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee,” and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.tempesttx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Delinquent Section 16(a) Reports

Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(A) Reports,” if any, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding our Executive Compensation required by this item will be contained in our 2024 Proxy Statement under the caption “Executive and Director Compensation,” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Securities

Information regarding our Ownership of Securities required by this item will be contained in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information

Information regarding our Equity Compensation Plan required by this item will be contained in our 2024 Proxy Statement under the caption “Equity Compensation Plan Information,” and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Related Transactions and Director Independence required by this item will be contained in our 2024 Proxy Statement under the caption “Transactions with Related Persons and Indemnification,” and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors,” and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Accounting Fees and Services required by this item will be contained in our 2024 Proxy Statement in Proposal 3 under the captions “—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

(a)(1) Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
4.2	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	S-4/A	333-255198	4.2	5/4/2021
4.3	Form of Pre-Funded Warrant	8-K	001-35890	4.1	5/2/2022
4.4	Registration Rights Agreement, dated April 26, 2022, by and among Tempest Therapeutics, Inc. and the persons party thereto	8-K	001-35890	10.2	5/2/2022
4.5	Rights Agreement, dated as of October 10, 2023, between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-35890	4.1	10/11/2023
10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021
10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021
10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan	10-K	001-35890	10.3	3/29/2022
10.13+	Amended and Restated 2019 Equity Incentive Plan	8-K	001-35890	10.1	6/21/2022
10.14+	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019
10.15+	Form of RSU Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.8	8/12/2019
10.16+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020
10.17+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020

10.18+	Amended and Restated 2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/21/2022
10.19	Loan and Security Agreement, dated January 15, 2021, by and among Oxford Finance LLC, the Lenders party thereto, and Tempest	S-4/A	333-255198	10.3	5/4/2021
10.20+	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021
10.21+	Employment Agreement, dated July 7, 2021, by and between the Company and Stephen Brady	8-K	001-35890	10.2	7/07/2021
10.22+	Employment Agreement, dated July 7, 2021, by and between the Company and Thomas Dubensky, Ph.D.	8-K	001-35890	10.3	7/07/2021
10.23+	Employment Agreement, dated July 7, 2021, by and between the Company and Samuel Whiting, M.D., Ph.D.	8-K	001-35890	10.4	7/07/2021
10.24	Lease Agreement, dated January 24, 2022, by and between HCP Life Science REIT, Inc. and Tempest Therapeutics, Inc.	10-K	001-35890	10.24	03/22/2023
10.25	First Amendment to Loan and Security Agreement, dated December 23, 2022, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc.	8-K	001-35890	10.1	12/29/2022
10.26#	Second Amendment to Loan and Security Agreement, dated November 3, 2023, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc					X
10.27	Tempest Therapeutics, Inc. Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.1	8/10/2023
10.28	Form of Option Grant Package under the Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.2	8/10/2023
10.29	Tempest Therapeutics, Inc. 2023 Inducement Plan	10-Q	001-35890	10.3	8/10/2023
10.30	Form of Option Grant Package under the 2023 Inducement Plan	10-Q	001-35890	10.4	8/10/2023
10.31+	Separation and Consulting Agreement by and between the Registrant and Thomas Dubensky, Ph.D., dated September 15, 2023	10-Q	001-35890	10.1	11/8/2023
21.1	Subsidiaries of the Registrant	10-K/A	001-35890	21.1	4/1/2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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

						X
97.1+	Incentive Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension contained in Exhibit 101).

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

# Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit (indicated by ***) have been omitted because the identified information is not material and is the type that the Registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPEST THERAPEUTICS, INC.

By:	/s/ Stephen Brady
Stephen Brady
Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ Nicholas Maestas
Nicholas Maestas
Vice-President, Strategy and Finance (Principal Financial Officer)

Date: March 19, 2024

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

Signature	Title	Date
/s/ Stephen Brady	Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2024
Stephen Brady

/s/ Nicholas Maestas	Vice President, Strategy and Finance and Secretary (Principal Financial Officer)	March 19, 2024
Nicholas Maestas

/s/ Justin Trojanowski	Corporate Controller, Treasurer (Principal Accounting Officer)	March 19, 2024
Justin Trojanowski

/s/ Michael Raab	Chairman of the Board of Directors	March 19, 2024
Michael Raab

/s/ Geoff Nichol	Director	March 19, 2024
Geoff Nichol, M.B., Ch.B., M.B.A.

/s/ Christine Pellizzari	Director	March 19, 2024
Christine Pellizzari

/s/ Ronit Simantov	Director	March 19, 2024
Ronit Simantov, M.D.