Form 10-Q
period 2024-03-31
Tempest Therapeutics, Inc.
filed 2024-05-09
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2024 was 22,217,265.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$32,326	$39,230
Prepaid expenses and other current assets	1,171	1,133
Total current assets	33,497	40,363
Property and equipment — net	920	840
Operating lease right-of-use assets	9,513	9,952
Other noncurrent assets	448	448
Total assets	$44,378	$51,603
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,051	$845
Accrued expenses	1,524	1,673
Current loan payable (net of discount and issuance costs of $139 and $112, respectively)	6,458	4,285
Current operating lease liabilities	858	952
Accrued compensation	690	1,543
Interest payable	110	113
Total current liabilities	10,691	9,411
Loan payable (net of discount and issuance costs of $89 and $164, respectively)	4,140	6,264
Operating lease liabilities, less current portion	8,915	9,160
Total liabilities	23,746	24,835
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,217,265 and 22,045,255 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	193,777	192,009
Accumulated deficit	(173,167)	(165,263)
Total stockholders’ equity	20,632	26,768
Total liabilities and stockholders’ equity	$44,378	$51,603

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$4,340	$4,678
General and administrative	3,634	2,903
Loss from operations	(7,974)	(7,581)
Other income (expense), net:
Interest expense	(368)	(344)
Interest income and other income (expense), net	438	289
Total other income (expense), net	70	(55)
Provision for income taxes	—	—
Net loss	$(7,904)	$(7,636)
Net loss per share of common stock, RSUs and pre-funded warrants basic and diluted	$(0.36)	$(0.55)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted	22,234,225	13,763,173

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2023	22,045,255	$22	$192,009	$(165,263)	$26,768
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $8)	56,288	—	253	—	253
Stock-based compensation	—	—	1,318	—	1,318
Issuance of common stock under equity plan awards	115,722	—	197	—	197
Net loss	—	—	—	(7,904)	(7,904)
BALANCE — March 31, 2024	22,217,265	$22	$193,777	$(173,167)	$20,632

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Issuance of common stock for cash	43,161	—	44	—	44
Stock-based compensation	—	—	446	—	446
Net loss	—	—	—	(7,636)	(7,636)
BALANCE — March 31, 2023	10,561,700	$11	$154,362	$(143,408)	$10,965

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(7,904)	$(7,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	88	125
Stock-based compensation expense	1,318	446
Non-cash lease expense	439	432
Non-cash interest and other expense, net	48	53
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(38)	(28)
Accounts payable	206	12
Accrued expenses and other liabilities	(1,001)	(1,214)
Interest payable	(3)	7
Operating lease liabilities	(339)	(500)
Cash used in operating activities	(7,186)	(8,303)
Investing activities:
Purchase of property and equipment	(168)	(46)
Cash used in investing activities	(168)	(46)
Financing activities:
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuance costs	253	44
Proceeds from the issuance of common stock under equity plan awards	197	—
Cash provided by financing activities	450	44
Net decrease in cash, cash equivalents and restricted cash	(6,904)	(8,305)
Cash, cash equivalents and restricted cash at beginning of period	39,673	31,598
Cash, cash equivalents and restricted cash at end of period	$32,769	$23,293
Supplemental disclosure of cash flow information:
Cash paid for interest	$326	$292
Cash paid for business taxes	$—	$24

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage oncology company advancing small molecules that combine both tumor-targeted and immune-mediated mechanisms with the potential to treat a wide range of tumors. The Company’s two novel clinical programs are TPST-1120 and TPST-1495, antagonists of PPARα and EP2/EP4, respectively. Both programs are advancing through clinical trials designed to study the agents as monotherapies and in combination with other approved agents. Tempest is also developing other product candidates currently in its Discovery Research portfolio. Tempest is headquartered in Brisbane, California.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of March 31, 2024, the Company had cash and cash equivalents of $32.3 million. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to continue operations. We intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. The Company’s ability to continue as a going concern is dependent upon its ability to control its variable spend over the next 12 months, while we plan to secure sources of financing and ultimately attain profitable operations. If the Company are unable to obtain adequate capital, it could be forced to cease operations. Management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC, pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “ATM Program”). Any shares of its common stock sold will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-257990). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of March 31, 2024, the Company has sold an aggregate of 9,017,110 shares of its common stock for net proceeds of approximately $41.5 million, after deducting commissions and offering expenses pursuant to the ATM Program. During the three months ended March 31, 2024, we sold an aggregate of 56,288 shares of its common stock for net proceeds of approximately $0.3 million, after deducting commissions and expenses. As of March 31, 2024, approximately $57.3 million remained available for sale under the ATM Program.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of March 31, 2024, all pre-funded warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2024. There have been no material changes to the significant accounting policies during the period ended March 31, 2024.

Basis of Presentation—The unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32,326	$—	$—	$32,326
Total	$32,326	$—	$—	$32,326

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,230	$—	$—	$39,230
Total	$39,230	$—	$—	$39,230

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$585	$700
Prepaid research and development costs	117	337
Other current assets	469	96
Total	$1,171	$1,133

Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023
Computer equipment and software	$173	$169
Furniture and fixtures	328	328
Lab equipment	1,297	1,133
Leasehold improvements	235	235
Property and equipment	2,033	1,865
Less accumulated depreciation	(1,113)	(1,025)
Property and equipment—net	$920	$840

Depreciation expense for the three months ended March 31, 2024 and 2023 were $88 and $125, respectively.

Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued other liabilities	$873	$626
Accrued clinical trial liability	651	1,047
Total	$1,524	$1,673

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of March 31, 2024 and December 31, 2023, the balance of the operating lease right of use assets were $9,513 and $9,952, respectively, and the related operating lease liability were $9,773 and $10,112, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $685 and $710 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2024 (excluding three months ended March 31, 2024)	$1,446
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	13,637
Less: imputed interest	(3,864)
Present value of operating lease obligations	9,773
Less: current portion	(858)
Noncurrent operating lease obligations	$8,915

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of March 31, 2024.

6. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the “Lender”) to borrow a term loan amount of $35,000 to be funded in three tranches. Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at the Lender’s option.

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

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 are required to begin on July 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of March 31, 2024, the balance of the loan payable (net of debt issuance costs) was $10.6 million. The carrying value of the loan approximates fair value (Level 2).

For the three months ended March 31, 2024 and 2023, total interest expense was $368 and $344, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 22,217,265 and 22,045,255 were issued and outstanding at March 31, 2024 and December 31, 2023, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Company’s board of directors (the “Board of Directors”), subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of March 31, 2024 and December 31, 2023.

Common stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders and have the right to elect one member of the Board of Directors.

Rights Plan

On October 10, 2023, the Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was effective as of October 23, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, (the “Preferred Shares”), of the Company at a price of $25.00 per one one-thousandth of a Preferred Share, subject to adjustment. The descriptions and terms of the Rights are set forth in a Rights Agreement, dated as of October 10, 2023 (the “Rights Agreement”), between the Company and Computershare Trust Company, NA. The Rights will expire on October 10, 2024, or, if the Company’s stockholders approve the Rights Plan, on October 10, 2026, unless the Rights are earlier redeemed or exchanged by the Company.

8. STOCK-BASED COMPENSATION

Equity Plans

The Board of Directors adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2024, the common stock reserved for issuance was increased by 881,810 shares. As of March 31, 2024, there were 566,620 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Directors adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Board of Directors without stockholder approval in accordance with such rule. As of March 31, 2024, there were 1,092,350 shares available for future grant under the 2023 Inducement Plan.

The Company measures employee and non-employee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

Employee Stock Ownership Plan

The Millendo Board adopted the 2019 Employee Stock Purchase Plan on April 29, 2019, which became effective upon stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP enables employees to purchase shares of the Company's common stock through offerings of rights to purchase the Company's common stock to all eligible employees.

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

As of March 31, 2024, 528,791 shares of common stock remained available for future issuance under the 2019 ESPP. During the three months ended March 31, 2024, 34,023 shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the three months ended March 31, 2024 and 2023:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2023	3,554,112	$7.28
Granted	664,775	4.62
Exercised	(81,699)	1.91
Cancelled and forfeited	(198,742)	8.31
Balance—March 31, 2024	3,938,446	6.68

Balance—December 31, 2022	1,553,041	$6.66
Granted	623,550	1.23
Exercised	—	—
Cancelled and forfeited	(29,180)	3.59
Balance—March 31, 2023	2,147,411	5.13

The following table summarizes information about stock options outstanding at March 31, 2024:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	3,938,446	8.86	$6.68	$2,522,827
Vested and expected to vest	3,938,446	8.86	$6.68	$2,522,827
Exercisable	1,028,582	7.63	$5.58	$1,167,566

During the three months ended March 31, 2024 and 2023, the Company granted employees and non-employees stock options to purchase 664,775 and 623,550 shares of common stock, respectively, with a weighted-average grant date fair value of $3.88 and $1.03 per share, respectively. As of March 31, 2024 and 2023, total unrecognized compensation costs related to unvested employee stock options were $15,833 and $4,140, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.3 years and 2.5 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the three months ended March 31, 2024 and 2023:

	2024	2023
Expected term (in years)	6.0 - 6.1	6.0
Expected volatility	109%	109%
Risk-free interest rate	3.8% - 3.9%	3.9%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Research and development	$546	$146
General and administrative	772	300
Total	$1,318	$446

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three months ended March 31, 2024 and 2023, the Company contributed $51 and $57 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(7,904)	$(7,636)
Denominator:
Weighted-average common shares outstanding	22,234,225	13,763,173
Weighted-average shares used in computing basic and diluted net loss per share	22,234,225	13,763,173
Net loss per share attributable to common stockholders—basic and diluted	$(0.36)	$(0.55)

As of March 31, 2024 and 2023, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of March 31, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Options to purchase common stock	3,938,446	2,147,411
Common stock warrants	6,036	6,036
Total	3,944,482	2,153,447

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC") on March 19, 2024. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings with the SEC.

Overview

We are a clinical-stage biotechnology company moving into late-stage development with a diverse portfolio of first-in-class targeted and immune-mediated product candidates with the potential to treat a wide range of cancers. Our novel programs range from early research to the lead program, TPST-1120, that is poised to begin a pivotal study in first-line liver cancer. Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs embody different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

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

These randomized data build upon clinical data from Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, that were reported at a podium presentation at the American Society of Clinical Oncology (“ASCO”) annual meeting in June 2022. RECIST responses were also observed in this study at the two highest TPST-1120 doses in combination with nivolumab for an ORR of those cohorts of 30% (three of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy. We believe the next step in TPST-1120 development is a pivotal Phase 3 in first-line HCC and are planning to meet with the FDA in 2024 towards that goal, and given the totality of the data, also have interest in development in kidney cancer (“RCC”) and potentially other indications.

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

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to March 31, 2024, we have raised $201.5 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $7.9 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $173.2 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2024, we had cash and cash equivalents of $32.3 million. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, and various other income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,340	$4,678	$(338)	(7)%
General and administrative	3,634	2,903	731	25%
Loss from operations	(7,974)	(7,581)	393	5%
Other income (expense), net:
Interest expense	(368)	(344)	24	7%
Interest income and other income (expense), net	438	289	149	52%
Total other income (expense), net	70	(55)	125	227%
Provision for income taxes	—	—	—	0%
Net loss	$(7,904)	$(7,636)	$268	4%

Research and development

Our research and development expenses for the three months ended March 31, 2024 and 2023 were primarily incurred in connection with our most advanced product candidates, TPST-1120 and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

The following table shows our research and development expenses by program for the three months ended March 31, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
TPST-1120	$882	$817	$65	8%
TPST-1495	596	843	(247)	(29)%
Preclinical and other	472	1,052	(580)	(55)%
Total candidate specific research costs	1,950	2,712	(762)	(28)%
Personnel and other costs	1,766	1,734	32	2%
Stock-based compensation and depreciation	624	232	392	169%
Total research and development expenses	$4,340	$4,678	$(338)	(7)%

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Research and development outside services	$1,446	$2,292	$(846)	(37)%
Compensation expense	1,124	1,118	6	1%
Stock-based compensation expense	546	146	400	274%
Consulting and professional services	487	402	85	21%
Other expenses	737	720	17	2%
Total research and development expense	$4,340	$4,678	$(338)	(7)%

General and administrative

General and administrative expenses increased by $0.7 million to $3.6 million for the three months ended March 31, 2024, compared to the prior year period. The increase was primarily due to an increase in stock-based compensation expense and consulting services.

Other income (expense), net

For the three months ended March 31, 2024 and 2023, other income (expense), net consisted of total interest expense of $368 thousand and $344 thousand, respectively, related to the Oxford Loan, and interest income of $438 thousand and $289 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through March 31, 2024, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of March 31, 2024, we had $32.3 million in cash and cash equivalents and an accumulated deficit of $173.2 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We expect to have sufficient resources to fund operations into the second quarter of 2025. We believe our cash and cash equivalents as of March 31, 2024 will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months from the date our consolidated financial statements were available to be issued.

Loan Agreement with Oxford Finance

On January 15, 2021, we entered into a loan and security agreement with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches (the “Loan Agreement”). Tranche A of $15.0 million was funded on January 15, 2021. Tranche B of $10.0 million expired on March 31, 2022. Tranche C of $10.0 million is available at Oxford’s option.

On December 23, 2022, we entered into a First Amendment to the Loan Agreement. The amendment modified the agreement as follows: (i) each of the Company and Millendo Therapeutics US, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Millendo”), were joined as co-borrowers under the Loan Agreement, (ii) the interest-only repayment period was extended through December 31, 2023 (which interest-only period may be further extended through June 30, 2024 under certain circumstances), and (iii) a security interest in the property of the Company, TempestTx and Millendo, including any intellectual property, was granted to the Lender. In addition, the Lender permitted a one-time prepayment in the amount of $5.0 million which we paid on December 23, 2022.

During the fourth quarter of 2023, we met the circumstances necessary to extend the interest-only repayment period through June 30, 2024.

The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. As of March 31, 2024, the balance of the loan payable (net of debt issuance costs) was $10.6 million.

At-the-Market Offering

On July 23, 2021, we entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time at its sole discretion through Jefferies, as our sales agent, shares of our common stock having, up to an aggregate sales price of $100.0 million through Jefferies (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-257990). We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold under the ATM Program and also have provided Jefferies with indemnification and contribution rights. As of March 31, 2024, we have sold an aggregate of 9,017,110 shares of our common stock for net proceeds of approximately $41.5 million, after deducting commissions and offering expenses pursuant to the ATM Program. During the three months ended March 31, 2024, we sold an aggregate of 56,288 shares of our common stock for net proceeds of approximately $0.3 million, after deducting commissions and expenses. As of March 31, 2024, approximately $57.3 million remained available for sale under the ATM Program.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(7,186)	$(8,303)
Cash used in investing activities	(168)	(46)
Cash provided by financing activities	450	44
Net decrease in cash and cash equivalents	$(6,904)	$(8,305)

Cash flows used in operating activities

Cash used in operating activities for the three months ended March 31, 2024 was $7.2 million, consisting of a net loss of $7.9 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.9 million, plus changes in operating assets and liabilities of $1.2 million.

Cash used in operating activities for the three months ended March 31, 2023 was $8.3 million, consisting of a net loss of $7.6 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.1 million, plus changes in operating assets and liabilities of $1.7 million.

Cash flows used in investing activities

Cash used in investing activities for the three months ended March 31, 2024 and 2023 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2024 was related to proceeds from the issuance of common stock of $450 thousand.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2024 primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of March 31, 2024, we have $10.7 million payable within 12 months, including the current loan payable of $6.5 million due to Oxford Finance. Refer to Notes 5 and 6 to our consolidated financial statements for additional information. In addition, the Oxford Finance loan facility matures on August 1, 2025, and as of March 31, 2024, the total balance of the loan payable (net of debt issuance costs) was $10.6 million. We also expect our operating expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Accordingly, we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs, including those set forth above, primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2023. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Vice-President, Strategy and Finance have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $7.9 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $173.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had cash and cash equivalents of $32.3 million. We believe that our cash and cash equivalents as of March 31, 2024, will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue.

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

In January 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement, of which $5.0 million was repaid in December 2022. As of March 31, 2024, the balance of the loan payable (net of debt issuance costs) was $10.6 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford Finance. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We rely on third-party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, testing, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and does not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

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

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2044, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

As a further example, as of June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). In 2012, the European Union Patent Package (The “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a

European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. We may decide to opt out future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the opt-out formalities and requirements under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our financial condition, prospects and results of operations.

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

We continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market (Nasdaq) and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, in September 2023, we received a notice from Nasdaq notifying us that for the previous 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). We were able to achieve compliance within the 180 calendar day compliance period, but there can be no assurance that we will remain in compliance with the requirements for listing our common stock on Nasdaq. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common shares. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Also, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, compared to when we were a private company, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Once we are no longer a smaller reporting company or otherwise no longer qualifies for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

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

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. We cannot assure you that there will not be material weaknesses or significant deficiencies in the internal control over financial reporting in the future.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to accurately report our financial condition, results of operations or cash flows.

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

In addition, in October 2023, we implemented a Rights Plan, also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors. The Rights will expire on October 10, 2024, or, if our stockholders approve the Rights Plan, on October 10, 2026, unless the Rights are earlier redeemed or exchanged by us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

						X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

Date: May 9, 2024