Form 10-Q
period 2024-06-30
Tempest Therapeutics, Inc.
filed 2024-08-08
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 5, 2024 was 25,207,792.

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
•
our ability to develop, obtain regulatory approval for and commercialize amezalpat (previously known as TPST-1120), TPST-1495 and any future product candidates;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$31,124	$39,230
Prepaid expenses and other current assets	424	1,133
Total current assets	31,548	40,363
Property and equipment — net	1,014	840
Operating lease right-of-use assets	9,159	9,952
Other noncurrent assets	448	448
Total assets	$42,169	$51,603
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,357	$845
Accrued expenses	2,379	1,673
Current loan payable (net of discount and issuance costs of $150 and $112, respectively)	8,645	4,285
Current operating lease liabilities	939	952
Accrued compensation	1,133	1,543
Interest payable	106	113
Total current liabilities	14,559	9,411
Loan payable (net of discount and issuance costs of $22 and $164, respectively)	2,008	6,264
Operating lease liabilities, less current portion	8,663	9,160
Total liabilities	25,230	24,835
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,475,799 and 22,045,255 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	24	22
Additional paid-in capital	199,652	192,009
Accumulated deficit	(182,737)	(165,263)
Total stockholders’ equity	16,939	26,768
Total liabilities and stockholders’ equity	$42,169	$51,603

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,837	$4,416	$10,177	$9,094
General and administrative	3,745	3,054	7,379	5,957
Loss from operations	(9,582)	(7,470)	(17,556)	(15,051)
Other income (expense), net:
Interest expense	(372)	(355)	(740)	(699)
Interest income and other income (expense), net	384	244	822	533
Total other income (expense), net	12	(111)	82	(166)
Provision for income taxes	—	—	—	—
Net loss	$(9,570)	$(7,581)	$(17,474)	$(15,217)
Net loss per share of common stock, RSUs and pre-funded warrants, basic and diluted	$(0.42)	$(0.54)	$(0.78)	$(1.09)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted	22,546,370	14,102,211	22,390,298	13,933,629

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2023	22,045,255	$22	$192,009	$(165,263)	$26,768
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $8)	56,288	—	253	—	253
Stock-based compensation	—	—	1,318	—	1,318
Issuance of common stock under equity plan awards	115,722	—	197	—	197
Net loss	—	—	—	(7,904)	(7,904)
BALANCE — March 31, 2024	22,217,265	$22	$193,777	$(173,167)	$20,632
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $261)	2,133,534	2	4,555	—	4,557
Stock-based compensation	—	—	1,320	—	1,320
Issuance of common stock under equity plan awards	125,000	—	—	—	—
Net loss	—	—	—	(9,570)	(9,570)
BALANCE — June 30, 2024	24,475,799	$24	$199,652	$(182,737)	$16,939

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Issuance of common stock for cash	43,161	—	44	—	44
Stock-based compensation	—	—	446	—	446
Net loss	—	—	—	(7,636)	(7,636)
BALANCE — March 31, 2023	10,561,700	$11	$154,362	$(143,408)	$10,965
Issuance of common stock for cash (net of issuance cost of $30)	537,546	1	1,185	—	1,186
Exercise of pre-funded warrants	1,484,174	1	—	—	1
Stock-based compensation	—	—	440	—	440
Exercise of stock options	413	—	1	—	1
Net loss	—	—	—	(7,581)	(7,581)
BALANCE — June 30, 2023	12,583,833	$13	$155,988	$(150,989)	$5,012

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(17,474)	$(15,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	243	208
Stock-based compensation expense	2,638	886
Non-cash lease expense	793	846
Non-cash interest and other expense, net	104	96
Changes in operating assets and liabilities:
Prepaid expenses and other assets	709	370
Accounts payable	512	(240)
Accrued expenses and other liabilities	296	(931)
Interest payable	(7)	8
Operating lease liabilities	(510)	(721)
Cash used in operating activities	(12,696)	(14,695)
Investing activities:
Purchase of property and equipment	(417)	(163)
Cash used in investing activities	(417)	(163)
Financing activities:
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuance costs	4,810	1,232
Proceeds from the issuance of common stock under equity plan awards	197	—
Cash provided by financing activities	5,007	1,232
Net decrease in cash, cash equivalents and restricted cash	(8,106)	(13,626)
Cash, cash equivalents and restricted cash at beginning of period	39,673	31,598
Cash, cash equivalents and restricted cash at end of period	$31,567	$17,972
Supplemental disclosure of cash flow information:
Cash paid for interest	$651	$604
Cash paid for business taxes	$6	$104

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage biotechnology company moving into late-stage development with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class treatments for a wide range of cancers. Tempest’s novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that is poised to begin a pivotal study in first-line liver cancer. Tempest is also developing other potential product candidates in its Discovery Research group. The Company is headquartered in Brisbane, California.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of June 30, 2024, the Company had cash and cash equivalents of $31.1 million. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to continue operations. The Company intends to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. The Company’s ability to continue as a going concern is dependent upon its ability to control its variable spend over the next 12 months, while management plans to secure sources of financing and ultimately attain profitable operations. If the Company are unable to obtain adequate capital, it could be forced to cease operations. Management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, the Company had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of approximately $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, the Company and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale AgreementSM (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). Pursuant to the prospectus supplement dated June 20, 2024 (the “Prospectus Supplement”) filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), the Company will be able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of June 30, 2024, the Company has sold an aggregate of 2,133,534 shares of its common stock for gross proceeds of approximately $4.8 million ($4.7 million net of commissions and estimated expenses), after deducting commissions and offering expenses pursuant to the ATM Program. As of June 30, 2024, approximately $200.2 million remained available for sale under the ATM Program. Between July 1, 2024 and July 18, 2024, the Company sold 672,539 shares of our common stock for gross proceeds of $1.5 million ($1.4 million net of commissions and estimated expenses) pursuant to the ATM program.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of June 30, 2024, all pre-funded warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024. There have been no material changes to the significant accounting policies during the period ended June 30, 2024.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,124	$—	$—	$31,124
Total	$31,124	$—	$—	$31,124

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,230	$—	$—	$39,230
Total	$39,230	$—	$—	$39,230

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$272	$700
Prepaid research and development costs	117	337
Other current assets	35	96
Total	$424	$1,133

Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023
Computer equipment and software	$205	$169
Furniture and fixtures	328	328
Lab equipment	1,456	1,133
Leasehold improvements	293	235
Property and equipment	2,282	1,865
Less accumulated depreciation	(1,268)	(1,025)
Property and equipment—net	$1,014	$840

Depreciation expense for the three and six months ended June 30, 2024 was $155 and $243, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $83 and $208, respectively.

Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued other liabilities	$2,031	$626
Accrued clinical trial liability	348	1,047
Total	$2,379	$1,673

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of June 30, 2024 and December 31, 2023, the balance of the operating lease right of use assets were $9,159 and $9,952, respectively, and the related operating lease liability were $9,602 and $10,112, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $587 and $1,272 for the three and six months ended June 30, 2024, respectively. Rent expense was $659 and $1,369 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2024 (excluding six months ended June 30, 2024)	$898
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	13,089
Less: imputed interest	(3,487)
Present value of operating lease obligations	9,602
Less: current portion	(939)
Noncurrent operating lease obligations	$8,663

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of June 30, 2024.

6. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the “Lender”) to borrow a term loan amount of up to $35,000 to be funded in three tranches. The company has only drawn Tranche A in the amount of $15,000 which was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at the Lender’s option.

On December 23, 2022, in connection with and following the Company’s merger with Millendo Therapeutics, Inc. (“Millendo”), the Company entered into a First Amendment to the loan agreement. The amendment modified the agreement as follows: (i) each of the Company and Millendo Therapeutics US, Inc., a Delaware corporation and wholly owned non-operating subsidiary of the Company created in connection with the merger (“Millendo US”), were joined as co-borrowers under the Loan Agreement; (ii) the interest-only repayment period was extended through December 31, 2023 (which interest-only period may be further extended through June 30, 2024 under certain circumstances); and (iii) a security interest in all of the assets of the Company and Millendo, in addition to the existing interest the Lender had in TempestTx, including any intellectual property, was granted to the Lender. In addition, the Lender permitted a one-time prepayment in the amount of $5.0 million, which the Company paid on December 23, 2022.

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 began on July 1, 2024 and the Company paid the first principal payment to Oxford in July 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of June 30, 2024, the balance of the loan payable (net of debt issuance costs) was $10.7 million. The carrying value of the loan approximates fair value (Level 2).

For the three and six months ended June 30, 2024, total interest expense was $372 and $740, respectively. For the three and six months ended June 30, 2023, total interest expense was $356 and $700, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 24,475,799 and 22,045,255 were issued and outstanding at June 30, 2024 and December 31, 2023, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Company’s board of directors (the “Board of Directors”), subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of June 30, 2024 and December 31, 2023.

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

8. STOCK-BASED COMPENSATION

Equity Plans

The Board of Directors adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2024, the common stock reserved for issuance was increased by 881,810 shares. As of June 30, 2024, there were 508,017 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Directors adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Board of Directors without stockholder approval in accordance with such rule. As of June 30, 2024, there were 1,072,950 shares available for future grant under the 2023 Inducement Plan.

The Company measures employee and non-employee stock-based awards at grant date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

Employee Stock Ownership Plan

The Millendo board of directors adopted the 2019 Employee Stock Purchase Plan on April 29, 2019, which became effective upon stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP enables employees to purchase shares of the Company's common stock through offerings of rights to purchase the Company's common stock to all eligible employees.

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

As of June 30, 2024, 528,791 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and six months ended June 30, 2024, 34,023 shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the six months ended June 30, 2024 and 2023:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2023	3,554,112	$7.28
Granted	748,175	4.45
Exercised	(81,699)	1.91
Cancelled and forfeited	(208,376)	8.23
Balance—June 30, 2024	4,012,212	6.81

Balance—December 31, 2022	1,553,041	$6.66
Granted	679,150	1.29
Exercised	(413)	1.23
Cancelled and forfeited	(44,075)	4.58
Balance—June 30, 2023	2,187,703	5.04

The following table summarizes information about stock options outstanding at June 30, 2024:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	4,012,212	8.63	$6.81	$475,246
Vested and expected to vest	4,012,212	8.63	$6.81	$475,246
Exercisable	1,056,469	7.35	$6.01	$185,744

During the six months ended June 30, 2024 and 2023, the Company granted employees and non-employees stock options to purchase 748,175 and 679,150 shares of common stock, respectively, with a weighted-average grant date fair value of $3.74 and $1.08 per share, respectively. As of June 30, 2024 and 2023, total unrecognized compensation costs related to unvested employee stock options were $14,772 and $3,775, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.1 years and 2.4 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the six months ended June 30, 2024 and 2023:

	2024	2023
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	109% - 113%	109% - 111%
Risk-free interest rate	3.8% - 4.7%	3.4% - 3.9%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$559	$147	$1,105	$292
General and administrative	761	293	1,533	594
Total	$1,320	$440	$2,638	$886

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and six months ended June 30, 2024, the Company contributed $43 and $94 to the 401(k) Plan, respectively. During the three and six months ended June 30, 2023, the Company contributed $35 and $92 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,570)	$(7,581)	$(17,474)	$(15,217)
Denominator:
Weighted-average common shares outstanding	22,546,370	14,102,211	22,390,298	13,933,629
Weighted-average shares used in computing basic and diluted net loss per share	22,546,370	14,102,211	22,390,298	13,933,629
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.54)	$(0.78)	$(1.09)

As of June 30, 2024 and 2023, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of June 30, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Options to purchase common stock	4,012,212	2,187,703
Common stock warrants	6,036	6,036
Total	4,018,248	2,193,739

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

Overview

We are a clinical-stage biotechnology company moving into late-stage development with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Our novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that is poised to begin a pivotal study in first-line hepatocellular carcinoma (“HCC”). Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs are designed to provide different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

Our two clinical-stage therapeutics product candidates are amezalpat and TPST-1495, which we believe are the first clinical-stage molecules designed to inhibit their respective targets.

Amezalpat is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”). On June 20, 2024, we announced new and updated positive data from the ongoing global randomized Phase 1b/2 trial of amezalpat combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic HCC. This study compares the amezalpat arm to the standard of care control and enrolled 40 patients randomized to the amezalpat arm and 30 patients randomized to the control arm. The data cutoff was February 14, 2024.

With 10 additional months of follow-up relative to the earlier primary analysis from April 20, 2023, a median overall survival (“OS”) was reached, showing a meaningful 6-month improvement over the standard of care with a median of 21 months in the amezalpat arm versus 15 months in the control arm. Importantly, the hazard ratio (“HR”), which expresses the relative hazard reduction achieved by the experimental arm compared to the control arm, remained stable with a positive value of 0.65, a slight shift from 0.59 observed ten months earlier in the primary analysis. Also notably, 50% (20/40) of patients in the amezalpat arm remained in survival follow-up versus 30% (9/30) in the control arm as of the cutoff date. OS is the primary endpoint used by regulatory agencies globally for first-line HCC.

The response rate, an earlier measure of patient status, showed a 30% confirmed objective response rate (“ORR”) in the amezalpat arm compared to 13.3% for atezolizumab and bevacizumab in the control arm in the earlier primary analysis. In June 2024, the ORR remained consistent with one important update: one patient in the amezalpat arm who had previously achieved at least a 30% reduction in measured tumor burden (a partial response, “PR”) as of April 2023, converted to a complete response (“CR”) and achieved at least an 80% reduction in their measured tumor burden as of February 2024. Notably, this patient’s tumor profile, a PD-L1 score <1%, an immune desert phenotype, and a wildtype b-catenin gene, does not typically respond to anti-PD(L)1 or anti-angiogenic therapies (the same drug classes as atezolizumab and bevacizumab, respectively) even in combination, yet achieved a CR when amezalpat was added to the regimen.

In addition to the overall data, the biomarker subpopulation findings are consistent with the mechanism of action of amezalpat: patients with b-catenin activating mutations (21% in this study (n=7)) showed a confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the amezalpat arm; and distinct from the control arm, the amezalpat arm was consistently active across PD-L1 negative tumors with a confirmed ORR of 27% in the amezalpat arm, compared to a reduced ORR of 7% for the control arm.

These randomized data build upon clinical data from Phase 1 trials, both as a monotherapy and in combination with an anti-PD1 therapy, nivolumab, that were reported at a podium presentation at the American Society of Clinical Oncology (“ASCO”) annual meeting in June 2022. RECIST responses were also observed in this study at the two highest amezalpat doses in combination with nivolumab for an ORR of those cohorts of 30% (three of 10 patients), including in patients who previously progressed on anti-PD-1 (-L1) therapy.

We believe the next step in amezalpat’s development is a pivotal Phase 3 trial in first-line HCC and anticipate receiving feedback from the FDA during the third quarter of 2024 towards that goal, and given the totality of the data, also have interest in development in kidney cancer (“RCC”) and potentially other indications.

Our second clinical program, TPST-1495, is a dual antagonist of the EP2 and EP4 receptors of prostaglandin E2. Data from the TPST-1495 Phase 1 trial was presented at the ASCO annual meeting in June 2023, and we are planning to advance TPST-1495 in a new indication, Familial Adenomatous Polyposis (“FAP”), for which there are no approved systemic therapies. Given that prostaglandin signaling is implicated in FAP and based on positive preclinical data in a relevant mouse model, we believe there is strong mechanistic support for this approach. We are working with the Cancer Prevention Clinical Trials Network on a National Cancer Institute (“NCI”)-funded Phase 2 study and subject to final approval, plan to start the study in the second half of 2024.

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

Potential Future Milestones

•
Advance amezalpat into a pivotal study in first-line HCC patients where amezalpat will be studied in a combination treatment and compared to a standard-of-care therapy, subject to obtaining feedback from the FDA. We believe positive results from the ongoing randomized Phase 1b/2 study provide strategic opportunities for us, and we anticipate receiving feedback from the FDA during the third quarter of 2024. We are also evaluating further development in RCC and cholangiocarcinoma (“CCA”) based on the Phase 1 data presented at ASCO 2022.
•
Explore TPST-1495 beyond original tumor types of interest. We plan to complete the ongoing combination arm in patients with advanced endometrial cancer, where prostaglandin signaling is implicated, and report the data in 2024. Additionally, subject to final approval from the NCI, we are planning to advance TPST-1495 with the Cancer Prevention Clinical Trials Network into a Phase 2 study in patients with FAP in the second half of 2024.

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to June 30, 2024, we have raised $207.5 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $17.5 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $182.7 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Based on our business strategy, our existing cash and cash equivalents of $31.1 million as of June 30, 2024 and the $1.4 million of net proceeds raised between July 1, 2024 and July 18, 2024 through sales of common stock under our ATM Program, will be sufficient to fund the projected operating expenses and capital expenditure requirements, and to meet our obligations as they become due. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our operating results for the three months ended June 30, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,837	$4,416	$1,421	32%
General and administrative	3,745	3,054	691	23%
Loss from operations	(9,582)	(7,470)	2,112	28%
Other income (expense), net:
Interest expense	(372)	(355)	17	5%
Interest income and other income (expense), net	384	244	140	57%
Total other income (expense), net	12	(111)	123	111%
Provision for income taxes	—	—	—	0%
Net loss	$(9,570)	$(7,581)	$1,989	26%

Research and development

Our research and development expenses for the three months ended June 30, 2024 and 2023 were primarily incurred in connection with our most advanced product candidates, amezalpat and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

The following table shows our research and development expenses by program for the three months ended June 30, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Amezalpat	$2,196	$536	$1,660	310%
TPST-1495	678	936	(258)	(28)%
Preclinical and other	642	1,039	(397)	(38)%
Total candidate specific research costs	3,516	2,511	1,005	40%
Personnel and other costs	1,627	1,758	(131)	(7)%
Stock-based compensation and depreciation	694	147	547	372%
Total research and development expenses	$5,837	$4,416	$1,421	32%

Research and development expenses increased by $1.4 million to $5.8 million for the three months ended June 30, 2024, compared to three months ended June 30, 2023, which was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC, as well as an increase in stock-based compensation due to increased headcount. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Research and development outside services	$2,974	$2,178	$796	37%
Compensation expense	1,105	1,056	49	5%
Stock-based compensation expense	559	147	412	280%
Consulting and professional services	525	316	209	66%
Other expenses	674	719	(45)	(6)%
Total research and development expense	$5,837	$4,416	$1,421	32%

General and administrative

General and administrative expenses increased by $0.6 million to $3.7 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to an increase in stock-based compensation expense due to increased headcount as well as an increase in expenses related to legal and consulting services.

Other income (expense), net

For the three months ended June 30, 2024 and 2023, other income (expense), net consisted of total interest expense of $372 thousand and $355 thousand, respectively, related to the Oxford Loan, and interest income of $384 thousand and $244 thousand, respectively.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our operating results for the six months ended June 30, 2024 and 2023:

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,177	$9,094	$1,083	12%
General and administrative	7,379	5,957	1,422	24%
Loss from operations	(17,556)	(15,051)	2,505	17%
Other income (expense), net:
Interest expense	(740)	(699)	41	6%
Interest income and other income (expense), net	822	533	289	54%
Total other income (expense), net	82	(166)	248	149%
Provision for income taxes	—	—	—	0%
Net loss	$(17,474)	$(15,217)	$2,257	15%

Research and development

Our research and development expenses for the six months ended June 30, 2024 and 2023 were primarily incurred in connection with our most advanced product candidates, amezalpat and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Amezalpat	$3,078	$1,353	$1,725	127%
TPST-1495	1,275	1,779	(504)	(28)%
Preclinical and other	1,114	2,092	(978)	(47)%
Total candidate specific research costs	5,467	5,224	243	5%
Personnel and other costs	3,392	3,578	(186)	(5)%
Stock-based compensation and depreciation	1,318	292	1,026	351%
Total research and development expenses	$10,177	$9,094	$1,083	12%

Research and development expenses increased by $1.1 million to $10.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, which was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC, as well as an increase in stock-based compensation due to increased headcount. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Research and development outside services	$4,420	$4,471	$(51)	(1)%
Compensation expense	2,229	2,174	55	3%
Stock-based compensation expense	1,105	292	813	278%
Consulting and professional services	1,013	718	295	41%
Other expenses	1,410	1,439	(29)	(2)%
Total research and development expense	$10,177	$9,094	$1,083	12%

General and administrative

General and administrative expenses increased by $1.4 million to $7.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to an increase in stock-based compensation expense due to increased headcount as well as an increase in expenses related to legal and consulting services.

Other income (expense), net

For the six months ended June 30, 2024 and 2023, other income (expense), net consisted of total interest expense of $740 thousand and $699 thousand, respectively, related to the Oxford Loan, and interest income of $822 thousand and $533 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through June 30, 2024, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of June 30, 2024, we had $31.1 million in cash and cash equivalents and an accumulated deficit of $182.7 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We expect to have sufficient resources to fund operations into the second quarter of 2025. We believe our cash and cash equivalents as of June 30, 2024 and the $1.4 million of net proceeds raised between July 1, 2024 and July 18, 2024 through sales of common stock under our ATM Program will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months from the date our consolidated financial statements were available to be issued.

Loan Agreement with Oxford Finance

In January 2021, we entered into a Loan Agreement with Oxford that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement, of which $5.0 million was repaid in December 2022. As of June 30, 2024, the balance of the loan payable (net of debt issuance costs) was $10.7 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford. Monthly principal payments of $733 thousand began on July 1, 2024 and the Company paid the first principal payment to Oxford in July 2024. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term

SOFR or (ii) 0.05%. Refer to Note 6 to our consolidated financial statements for additional information on our Loan Agreement with Oxford.

At-the-Market Offering

On July 23, 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, we had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of approximately $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, we and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale AgreementSM (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). Pursuant to the prospectus supplement dated June 20, 2024 (the “Prospectus Supplement”) filed by us with the U.S. Securities and Exchange Commission (“SEC”), we will be able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of June 30, 2024, we have sold an aggregate of 2,133,534 shares of its common stock for gross proceeds of approximately $4.8 million ($4.7 million net of commissions and estimated expenses). As of June 30, 2024, approximately $200.2 million remained available for sale under the ATM Program. Between July 1, 2024 and July 18, 2024 the Company sold 672,539 shares of our common stock for gross proceeds of $1.5 million ($1.4 million net of commissions and estimated expenses) pursuant to the ATM Program.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(12,696)	$(14,695)
Cash used in investing activities	(417)	(163)
Cash provided by financing activities	5,007	1,232
Net decrease in cash and cash equivalents	$(8,106)	$(13,626)

Cash flows used in operating activities

Cash used in operating activities for the six months ended June 30, 2024 was $12.7 million, consisting of a net loss of $17.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.8 million, plus changes in operating assets and liabilities of $1.0 million.

Cash used in operating activities for the six months ended June 30, 2023 was $14.7 million, consisting of a net loss of $15.2 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $2.0 million, plus changes in operating assets and liabilities of $1.5 million.

Cash flows used in investing activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2024 was related to proceeds from the issuance of common stock of $5.0 million.

Cash provided by financing activities for the six months ended June 30, 2023 was related to proceeds from the issuance of common stock of $1.2 million.

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

Our future funding requirements will depend on many factors, including the following:

•
the costs associated with a pivotal study for amezalpat in first-line HCC patients, as well as other costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
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

Material Cash Requirements

Our material cash requirements primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of June 30, 2024, we have $14.6 million payable within 12 months, including the current loan payable (net of discount and issuance costs) of $8.6 million due to Oxford Finance and $0.9 million related to the Brisbane Lease. In addition, the Oxford Finance loan facility matures on August 1, 2025, and as of June 30, 2024, the loan payable (net of discount and issuance costs) was $2.0 million, which with the current loan payable due within 12 months, results in a total balance due of $10.7 million. Refer to Notes 5 and 6 to our consolidated financial statements for additional information. We also expect our operating expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Accordingly, we will need substantial additional funding in connection with our continuing operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Vice-President, Strategy and Finance have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The terms of the Loan Agreement with Oxford Finance ("Oxford") provide Oxford with a lien against all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
•
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
If we are unable to develop, obtain regulatory approval for and commercialize amezalpat, TPST-1495, or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

•
Success in preclinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, which may delay or prevent obtaining regulatory approval.
•
We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
•
The commercial success of our product candidates, including TPST-1495 and amezalpat, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.
•
We may rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.
•
We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and ability to successfully market or commercialize TPST-1495, amezalpat, and any future product candidates.
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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $17.5 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $182.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2024, we had cash and cash equivalents of $31.1 million. We believe that our cash and cash equivalents as of June 30, 2024, will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In June 2024, we terminated the prior sales agreement with Jefferies LLC (“Jefferies”) from July 2021 for our at-the-market program and entered into a new sales agreement with Jefferies for an at-the-market offering program (the “ATM Program”). Pursuant to the prospectus supplement we filed in June 2024, we may sell up to an aggregate of $205 million of our common stock under our ATM Program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. For example, our obligations under the Loan Agreement with Oxford are secured by a security interest in all of our assets, including our intellectual property. In addition, the Loan Agreement contains customary covenants that, subject to specific exceptions, restrict our ability to, among other things, declare dividends or redeem or repurchase equity interests, incur additional liens, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates, undergo a change in control, add or change business locations, or engage in businesses that are not related to its existing business.

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

The terms of the Loan Agreement with Oxford provide Oxford with a lien against all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

In January 2021, we entered into a Loan Agreement with Oxford that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement, of which $5.0 million was repaid in December 2022. As of June 30, 2024, the balance of the loan payable (net of debt issuance costs) was $10.7 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Loan Agreement, Oxford may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. In addition, since the borrowings under the Loan Agreement are secured by a lien on our assets, including our intellectual property, Oxford would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Loan Agreement. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of an event of default, including events that they interpret as a material adverse change as defined in the Loan Agreement, payment defaults or breaches of certain affirmative and negative covenants, thereby requiring us to repay the loan immediately. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Under Section 382 and Section 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced ownership changes in the past, including as a result of the merger with Millendo, and may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which are outside of our control). Furthermore, the merger constituted an ownership change (within the meaning of Section 382 of the Code) of Millendo which may have eliminated or otherwise substantially limited our ability to use Millendo’s federal and state NOLs to offset our future taxable income. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Tempest Tx, Inc. (our predecessor), Millendo’s or our combined NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit our ability to use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Risks Related to Our Product Development and Regulatory Approval

If we are unable to develop, obtain regulatory approval for and commercialize TPST-1495, amezalpat, or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, TPST-1495, a dual EP2/EP4 prostaglandin (“PGE2”) receptor antagonist, and amezalpat, a peroxisome proliferator-activated receptor alpha (“PPARα”) antagonist for the treatment of various cancers. We have initiated Phase 1 clinical trials of TPST-1495 and amezalpat for the treatment of advanced solid tumors. We anticipate receiving feedback from the FDA on our potential pivotal Phase 3 trial design for amezalpat for HCC during the third quarter of 2024. The FDA may require that we conduct additional dose optimization or Phase 2 development work prior to proceeding to a Phase 3 trial. Any delay in our ability to proceed to a pivotal trial for amezalpat will add time and expense to the development pathway and adversely impact the timing and potential for profitability. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of TPST-1495 and amezalpat and any future product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-1495 and amezalpat and any future product candidates must be authorized for marketing by the FDA, the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before we may commercialize any of our product candidates in the United States, Canada, European Union, or other jurisdictions.

The success of TPST-1495 and amezalpat and any future product candidates depends on multiple factors, including:

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

Even if our clinical trials demonstrate acceptable safety and efficacy of TPST-1495 and amezalpat or any future product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data does not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including TPST-1495 and amezalpat, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

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

We currently are investigating amezalpat and TPST-1495 in combination with other approved therapies, and we may in the future investigate product candidates in combination with other approved and unapproved therapies, which exposes us to additional risks.

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

Prior to commercialization, TPST-1495, amezalpat and any future product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market TPST-1495, amezalpat or any future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of TPST-1495 and amezalpat and any future product candidates may be delayed or refused for many reasons, including:

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

TPST-1495, amezalpat and any future product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

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

If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the HPFB, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly, including our ability to successfully sign collaboration or license agreements with external partners. Other treatments for cancers that utilize prostaglandin E2 antagonist or a PPARα antagonist or similar mechanism of action could also generate data that could adversely affect the clinical, regulatory or commercial perception of TPST-1495 and amezalpat and any future product candidates.

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

Although our pipeline includes multiple programs, we are primarily focused on our lead product candidates, TPST-1495 and amezalpat, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

To market and sell TPST-1495, amezalpat and any future product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Risks Related to Commercialization and Manufacturing

The commercial success of our product candidates, including TPST-1495 and amezalpat, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Even if the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally are obtained, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to act as a dual antagonist of EP2 and EP4 and PPARα antagonists in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of TPST-1495 and amezalpat or any future product candidates. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

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

We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than our therapies, which may harm our business, financial condition and our ability to successfully market or commercialize TPST-1495, amezalpat, and any future product candidates.

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

We currently do not have an organization for the sales, marketing and distribution of TPST-1495, amezalpat or any future product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize TPST-1495, amezalpat and any future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

While Congress has not passed legislation to comprehensively repeal the ACA, legislation affecting the ACA has been signed into law, including the Tax Cuts and Jobs Act of 2017, which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA through plan year 2025. The IRA also reduces the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In the future, there may be other efforts to challenge, repeal or replace the ACA. It is unclear how many such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the U.S. economy that included several initiatives aimed prescription drugs. Among other provisions, the executive order directed the Secretary of the U.S. Department of Health and Human Services (“HHS”) to issue a report to the White House that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. These measures include constraints on pricing, discounting and reimbursement; restrictions on certain product access and marketing; cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase; and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Certain states have also adopted comprehensive privacy laws and regulations that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase our compliance costs and potential liability. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TPST-1495, amezalpat and any future product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, patent term adjustment being jeopardized, patent term being reduced, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2045, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

						X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

Date: August 8, 2024