Form 10-Q
period 2024-09-30
Tempest Therapeutics, Inc.
filed 2024-11-12
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2024 was 43,642,072.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$22,116	$39,230
Prepaid expenses and other current assets	1,436	1,133
Total current assets	23,552	40,363
Property and equipment — net	932	840
Operating lease right-of-use assets	8,904	9,952
Other noncurrent assets	448	448
Total assets	$33,836	$51,603
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,697	$845
Accrued expenses	1,459	1,673
Current loan payable (net of discount and issuance costs of $122 and $112, respectively)	8,504	4,285
Current operating lease liabilities	828	952
Accrued compensation	1,402	1,543
Interest payable	83	113
Total current liabilities	13,973	9,411
Loan payable (net of discount and issuance costs of nil and $164, respectively)	—	6,264
Operating lease liabilities, less current portion	8,406	9,160
Total liabilities	22,379	24,835
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,565,886 and 22,045,255 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	27	22
Additional paid-in capital	204,723	192,009
Accumulated deficit	(193,293)	(165,263)
Total stockholders’ equity	11,457	26,768
Total liabilities and stockholders’ equity	$33,836	$51,603

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$7,557	$4,221	$17,734	$13,315
General and administrative	2,994	2,371	10,374	8,328
Loss from operations	(10,551)	(6,592)	(28,108)	(21,643)
Other income (expense), net:
Interest expense	(329)	(373)	(1,069)	(1,072)
Interest income and other income (expense), net	324	179	1,147	712
Total other income (expense), net	(5)	(194)	78	(360)
Provision for income taxes	—	—	—	—
Net loss	$(10,556)	$(6,786)	$(28,030)	$(22,003)
Net loss per share of common stock, RSUs and pre-funded warrants, basic and diluted	$(0.41)	$(0.48)	$(1.19)	$(1.57)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted	25,806,825	14,121,805	23,537,453	14,059,008

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2023	22,045,255	$22	$192,009	$(165,263)	$26,768
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $8)	56,288	—	253	—	253
Stock-based compensation	—	—	1,318	—	1,318
Issuance of common stock under equity plan awards	115,722	—	197	—	197
Net loss	—	—	—	(7,904)	(7,904)
BALANCE — March 31, 2024	22,217,265	$22	$193,777	$(173,167)	$20,632
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $261)	2,133,534	2	4,555	—	4,557
Stock-based compensation	—	—	1,320	—	1,320
Issuance of common stock under equity plan awards	125,000	—	—	—	—
Net loss	—	—	—	(9,570)	(9,570)
BALANCE — June 30, 2024	24,475,799	$24	$199,652	$(182,737)	$16,939
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $112)	2,030,633	2	3,627	—	3,629
Stock-based compensation	—	—	1,334	—	1,334
Issuance of common stock under equity plan awards	59,454	1	110	—	111
Net loss	—	—	—	(10,556)	(10,556)
BALANCE — September 30, 2024	26,565,886	$27	$204,723	$(193,293)	$11,457

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Issuance of common stock for cash	43,161	—	44	—	44
Stock-based compensation	—	—	446	—	446
Net loss	—	—	—	(7,636)	(7,636)
BALANCE — March 31, 2023	10,561,700	$11	$154,362	$(143,408)	$10,965
Issuance of common stock for cash (net of issuance cost of $30)	537,546	1	1,185	—	1,186
Exercise of pre-funded warrants	1,484,174	1	—	—	1
Stock-based compensation	—	—	440	—	440
Exercise of stock options	413	—	1	—	1
Net loss	—	—	—	(7,581)	(7,581)
BALANCE — June 30, 2023	12,583,833	$13	$155,988	$(150,989)	$5,012
Issuance of common stock for cash	20,961	—	20	—	20
Exercise of pre-funded warrants	1,718,611	1	—	—	1
Share-based compensation	—	—	563	—	563
Net loss	—	—	—	(6,786)	(6,786)
BALANCE — September 30, 2023	14,323,405	$14	$156,571	$(157,775)	$(1,190)

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(28,030)	$(22,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	340	296
Stock-based compensation expense	3,972	1,449
Non-cash lease expense	1,048	1,268
Non-cash interest and other expense, net	154	142
Changes in operating assets and liabilities:
Prepaid expenses and other assets	49	152
Accounts payable	852	28
Accrued expenses and other liabilities	(355)	(1,281)
Interest payable	(30)	9
Operating lease liabilities	(878)	(1,242)
Cash used in operating activities	(22,878)	(21,182)
Investing activities:
Purchase of property and equipment	(432)	(163)
Cash used in investing activities	(432)	(163)
Financing activities:
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuance costs	8,439	1,253
Repayment of loan	(2,199)	—
Proceeds from the issuance of common stock under equity plan awards	308	—
Cash provided by financing activities	6,548	1,253
Net decrease in cash, cash equivalents and restricted cash	(16,762)	(20,092)
Cash, cash equivalents and restricted cash at beginning of period	39,673	31,598
Cash, cash equivalents and restricted cash at end of period	$22,911	$11,506
Supplemental disclosure of cash flow information:
Cash paid for interest	$954	$927
Cash paid for business taxes	$21	$152
Property and equipment in accounts payable	$—	$3

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of September 30, 2024, the Company had cash and cash equivalents of $22.1 million. The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to continue operations. The Company intends to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. The Company’s ability to continue as a going concern is dependent upon its ability to control its variable spend over the next 12 months, while management plans to secure sources of financing and ultimately attain profitable operations. If the Company are unable to obtain adequate capital, it could be forced to cease operations. Management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, the Company had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of approximately $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, the Company and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale AgreementSM (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). Pursuant to the prospectus supplement dated June 20, 2024 (the “Prospectus Supplement”) filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), the Company will be able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of September 30, 2024, the Company has sold an aggregate of 4,164,167 shares of its common stock for gross proceeds of approximately $8.6 million, or $8.3 million after deducting commissions and offering expenses, pursuant to the ATM Program. As of September 30, 2024, approximately $196.4 million remained available for sale under the ATM Program. Between October 1, 2024 and November 8, 2024, the Company sold 17,076,186 shares of the Company's common stock for gross proceeds of $20.5 million, or $19.9 million after deducting commissions and estimated offering expenses, pursuant to the ATM Program.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, and in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of September 30, 2024, all pre-funded warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024. There have been no material changes to the significant accounting policies during the period ended September 30, 2024.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$22,116	$—	$—	$22,116
Total	$22,116	$—	$—	$22,116

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,230	$—	$—	$39,230
Total	$39,230	$—	$—	$39,230

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$811	$700
Prepaid research and development costs	240	337
Other current assets	385	96
Total	$1,436	$1,133

Property and equipment, net, consists of the following:

	September 30, 2024	December 31, 2023
Computer equipment and software	$192	$169
Furniture and fixtures	328	328
Lab equipment	1,485	1,133
Leasehold improvements	293	235
Property and equipment	2,298	1,865
Less accumulated depreciation	(1,366)	(1,025)
Property and equipment—net	$932	$840

Depreciation expense for the three and nine months ended September 30, 2024 was $98 and $340, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $88 and $296, respectively.

Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued other liabilities	$1,020	$626
Accrued clinical trial liability	439	1,047
Total	$1,459	$1,673

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of September 30, 2024 and December 31, 2023, the balance of the operating lease right of use assets were $8,904 and $9,952, respectively, and the related operating lease liability were $9,234 and $10,112, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $486 and $1,758 for the three and nine months ended September 30, 2024, respectively. Rent expense was $685 and $2,054 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2024 (excluding nine months ended September 30, 2024)	$449
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	12,640
Less: imputed interest	(3,406)
Present value of operating lease obligations	9,234
Less: current portion	(828)
Noncurrent operating lease obligations	$8,406

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of September 30, 2024.

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

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 began on July 1, 2024 and the Company paid the first principal payment to the Lender in July 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of September 30, 2024, the balance of the loan payable (net of debt issuance costs) was $8.5 million. The carrying value of the loan approximates fair value (Level 2).

For the three and nine months ended September 30, 2024, total interest expense was $329 and $1,069, respectively. For the three and nine months ended September 30, 2023, total interest expense was $373 and $1,072, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. Of the common stock shares authorized, 26,565,886 and 22,045,255 were issued and outstanding at September 30, 2024 and December 31, 2023, respectively. There were no shares subject to repurchase due to remaining vesting requirements. Common stockholders are entitled to dividends as declared by the Company’s board of directors (the “Board of Directors”), subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There was no preferred stock issued nor outstanding as of September 30, 2024 and December 31, 2023.

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

Rights Plan

On October 10, 2023, the Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (each, a “Right” and collectively, the “Rights”) for each outstanding share of the common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was effective as of October 23, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, (the “Preferred Shares”), of the Company at a price of $25.00 per one one-thousandth of a Preferred Share, subject to adjustment. The descriptions and terms of the Rights are set forth in a Rights Agreement, dated as of October 10, 2023 (the “Original Rights Agreement”), between the Company and Computershare Trust Company, NA. On October 9, 2024, the Company entered into Amendment No. 1 to the Original Rights Agreement (together with the Original Rights Agreement, the “Rights Agreement”). The amendment extends the expiration date until immediately following the Company’s 2025 Annual Meeting of Stockholders, or, if the Company’s stockholders approve the Rights Plan, on October 10, 2026, unless the Rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Agreement. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.

8. STOCK-BASED COMPENSATION

Equity Plans

The Board of Directors adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2024, the common stock reserved for issuance was increased by 881,810 shares. As of September 30, 2024, there were 508,017 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Directors adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Board of Directors without stockholder approval in accordance with such rule. As of September 30, 2024, there were 933,450 shares available for future grant under the 2023 Inducement Plan.

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

As of September 30, 2024, 469,337 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and nine months ended September 30, 2024, 59,454 and 93,477 shares of common stock were issued under the 2019 ESPP, respectively.

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

The following shows the stock option activities for the nine months ended September 30, 2024 and 2023:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2023	3,554,112	$7.28
Granted	887,675	3.99
Exercised	(81,699)	1.91
Cancelled and forfeited	(208,376)	8.23
Balance—September 30, 2024	4,151,712	6.64

Balance—December 31, 2022	1,553,041	$6.66
Granted	679,150	1.29
Exercised	(413)	1.23
Cancelled and forfeited	(50,193)	4.36
Balance—September 30, 2023	2,181,585	5.04

The following table summarizes information about stock options outstanding at September 30, 2024:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	4,151,712	8.43	$6.64	$78,906
Vested and expected to vest	4,151,712	8.43	$6.64	$78,906
Exercisable	1,179,884	7.20	$5.88	$32,877

During the nine months ended September 30, 2024 and 2023, the Company granted employees and non-employees stock options to purchase 887,675 and 679,150 shares of common stock, respectively, with a weighted-average grant date fair value of $3.36 and $1.08 per share, respectively. As of September 30, 2024 and 2023, total unrecognized compensation costs related to unvested employee stock options were $13,648 and $2,576, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.9 years and 2.2 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the nine months ended September 30, 2024 and 2023:

	2024	2023
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	109% - 124%	109% - 111%
Risk-free interest rate	3.5% - 4.7%	3.4% - 3.9%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$559	$173	$1,665	$465
General and administrative	775	390	2,307	984
Total	$1,334	$563	$3,972	$1,449

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and nine months ended September 30, 2024, the Company contributed $38 and $132 to the 401(k) Plan, respectively. During the three and nine months ended September 30, 2023, the Company contributed $31 and $122 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,556)	$(6,786)	$(28,030)	$(22,003)
Denominator:
Weighted-average common shares outstanding	25,806,825	14,121,805	23,537,453	14,059,008
Weighted-average shares used in computing basic and diluted net loss per share	25,806,825	14,121,805	23,537,453	14,059,008
Net loss per share attributable to common stockholders—basic and diluted	$(0.41)	$(0.48)	$(1.19)	$(1.57)

As of September 30, 2024 and 2023, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of

September 30, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Options to purchase common stock	4,151,712	2,181,585
Restricted stock units	—	125,000
Common stock warrants	6,036	6,036
Total	4,157,748	2,312,621

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

Overview

We are a clinical-stage biotechnology company moving towards late-stage development with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Our novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that is poised to begin a pivotal study in first-line hepatocellular carcinoma (“HCC”). In addition to amezalpat, our second clinical-stage therapeutic product candidate is TPST-1495; we believe both are the first clinical-stage molecules designed to inhibit their respective targets.

Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs are designed to provide different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

Amezalpat (TPST-1120) Clinical Update

Amezalpat is a selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”). On August 15, 2024, we announced the successful completion of our end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of amezalpat for the treatment first-line unresectable or metastatic HCC. The FDA provided positive feedback on the pivotal Phase 3 clinical trial design, which closely mirrors the positive randomized Phase 2 study.

The planned Phase 3 trial is designed to use the current amezalpat dose and schedule in combination with atezolizumab and bevacizumab and will be compared to atezolizumab and bevacizumab alone, the standard of care. The primary endpoint of the trial will be Overall Survival (“OS”). The FDA also agreed on a pre-specified early efficacy analysis, that if met would potentially reduce the time to primary read-out by up to 8 months.

Randomized Phase 2 Trial Results

As of an updated February 14, 2024 data cut, the ongoing global randomized Phase 1b/2 trial of amezalpat combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab continued to show positive outcomes in patients with advanced or metastatic HCC. This study compares the amezalpat arm to the standard-of-care control and enrolled 40 patients randomized to the amezalpat arm and 30 patients randomized to the control arm. With 10 additional months of follow-up since the April 2023 primary analysis, the median OS in the amezalpat arm reached 21 months, representing a 6-month improvement over the 15-month OS in the control arm. Importantly, the hazard ratio (“HR”) remained stable at 0.65 from 0.59 observed earlier, demonstrating a sustained reduction in the relative risk of death compared to the control arm.

At the cutoff date, 50% (20/40) of patients in the amezalpat arm remained in survival follow-up versus 30% (9/30) in the control arm. We believe this reinforces the meaningful clinical benefit observed in this population, with OS serving as the primary endpoint for regulatory approval globally for first-line HCC.

The confirmed objective response rate (“ORR”) for the amezalpat arm remained consistent at 30%, compared to 13.3% in the control arm. Notably, one patient in the amezalpat arm who had previously achieved a partial response (“PR”) as of April 2023 converted to a complete response (“CR”) by February 2024, with at least an 80% reduction in tumor burden. This patient, despite having a PD-L1 score <1% and an immune desert phenotype, achieved a CR with the addition of amezalpat, highlighting its potential efficacy in hard-to-treat tumors.

Additionally, in biomarker subpopulation analyses, patients with b-catenin activating mutations (21% of the study population) showed an increased confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the amezalpat arm. The triplet regimen with amezalpat remained active across PD-L1 negative tumors, with a confirmed ORR of 27% compared to a reduced ORR of 7% for the control arm.

These randomized data, combined with clinical data from the earlier Phase 1 trials that were reported at a podium presentation at the American Society of Clinical Oncology (“ASCO”) annual meeting in June 2022, we believe support the advancement of amezalpat to a pivotal Phase 3 trial in first-line HCC, with further potential indications in kidney cancer (“RCC”) under consideration.

Leadership Team Expansion and Update

In preparation for the pivotal Phase 3 of amezalpat, we continued to strengthen our leadership team. In September 2024, we announced the appointment of Sheldon Mullins as Vice President of Regulatory Affairs, following the addition of Troy Wagner as Vice President of Quality Assurance. In addition, Darrin Bomba and Henry Johnson are now serving as Vice President, Development Operations and Vice President, CMC & Medicinal Chemistry, respectively, reflecting their roles in supporting the company’s late-stage clinical development.

TPST-1495

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

Potential Future Milestones

•
Advance amezalpat into a pivotal study in first-line HCC patients where amezalpat will be studied in a combination treatment and compared to a standard-of-care therapy, subject to obtaining feedback from the FDA. We believe positive results from the ongoing randomized Phase 1b/2 study provide strategic opportunities for us. We are also evaluating further development in RCC and cholangiocarcinoma (“CCA”) based on the Phase 1 data presented at ASCO 2022.
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

Recent Events

Roche Master Clinical Supply Agreement

In October 2024, we entered into a master clinical supply agreement (“Roche Supply Agreement”) with F. Hoffmann-La Roche Ltd. (“Roche”), pursuant to which Roche will supply Roche’s atezolizumab (TECENTRIQ) for use in one or more clinical studies conducted by us involving amezalpat in combination with atezolizumab, in each case, in accordance with the applicable study protocol prepared by us and reviewed by Roche. Under the Roche Supply Agreement, the parties may execute one or more clinical supply agreement supplements (each, a “CSA Supplement”) that will set forth the study to be conducted by us, the quantities of atezolizumab to be supplied by Roche for such study, and the delivery timeline for such quantities of atezolizumab.

In October 2024, we entered into a CSA Supplement for Roche to supply atezolizumab to us, free of charge, for use in our planned phase 3 trial.

Stockholder Rights Plan

We amended our stockholder rights plan on October 9, 2024 to extend the final expiration date until immediately following our 2025 Annual Meeting of Stockholders or, if our stockholders approve the rights plan at or prior to such meeting, to October 10, 2026, unless the rights are earlier redeemed or exchanged by the Company. We do not have any obligation under the rights plan to seek stockholder approval. The rights plan otherwise remains unmodified and in full force and effect in accordance with its original terms. The rights plan is intended to reduce the likelihood that any person or group gains control of Tempest through open market accumulation without paying stockholders an appropriate control premium or without providing the Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception through September 30, 2024, we have raised $211.3 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $28.0 million and $22.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $193.3 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Based on our business strategy, our existing cash and cash equivalents of $22.1 million as of September 30, 2024 and the $19.9 million of net proceeds raised between October 1, 2024 and November 8, 2024 through sales of common stock under our ATM Program, will be sufficient to fund our cash requirements for at least 12 months from the date our consolidated financial statements were available to be issued. Our ability to fund continued development will require additional capital, and we intend to raise such capital through the issuance of additional debt or equity including in connection with potential merger opportunities, or through business development activities. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our operating results for the three months ended September 30, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,557	$4,221	$3,336	79%
General and administrative	2,994	2,371	623	26%
Loss from operations	(10,551)	(6,592)	3,959	60%
Other income (expense), net:
Interest expense	(329)	(373)	(44)	(12)%
Interest income and other income (expense), net	324	179	145	81%
Total other income (expense), net	(5)	(194)	189	97%
Provision for income taxes	—	—	—	0%
Net loss	$(10,556)	$(6,786)	$3,770	56%

Research and development

Our research and development expenses for the three months ended September 30, 2024 and 2023 were primarily incurred in connection with our most advanced product candidates, amezalpat and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects.

The following table shows our research and development expenses by program for the three months ended September 30, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Amezalpat	$3,943	$727	$3,216	442%
TPST-1495	663	860	(197)	(23)%
Preclinical and other	578	894	(316)	(35)%
Total candidate specific research costs	5,184	2,481	2,703	109%
Personnel and other costs	1,725	1,490	235	16%
Stock-based compensation and depreciation	648	250	398	159%
Total research and development expenses	$7,557	$4,221	$3,336	79%

Research and development expenses increased by $3.3 million to $7.6 million for the three months ended September 30, 2024, compared to three months ended September 30, 2023, which was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Research and development outside services	$4,514	$2,208	$2,306	104%
Compensation expense	1,229	948	281	30%
Stock-based compensation expense	559	173	386	223%
Consulting and professional services	653	207	446	215%
Other expenses	602	685	(83)	(12)%
Total research and development expense	$7,557	$4,221	$3,336	79%

General and administrative

General and administrative expenses increased by $0.6 million to $3.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to an increase in stock-based compensation expense due to increased headcount as well as an increase in expenses related to legal and consulting services.

Other income (expense), net

For the three months ended September 30, 2024 and 2023, other income (expense), net consisted of total interest expense of $329 thousand and $373 thousand, respectively, related to the loan with Oxford Finance, LLC (“Oxford” and such loan the “Oxford Loan”), and interest income of $324 thousand and $179 thousand, respectively.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our operating results for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,734	$13,315	$4,419	33%
General and administrative	10,374	8,328	2,046	25%
Loss from operations	(28,108)	(21,643)	6,465	30%
Other income (expense), net:
Interest expense	(1,069)	(1,072)	(3)	(0)%
Interest income and other income (expense), net	1,147	712	435	61%
Total other income (expense), net	78	(360)	438	122%
Provision for income taxes	—	—	—	0%
Net loss	$(28,030)	$(22,003)	$6,027	27%

Research and development

Our research and development expenses for the nine months ended September 30, 2024 and 2023 were primarily incurred in connection with our most advanced product candidates, amezalpat and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and our resources are typically deployed across multiple projects.

	Nine Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Amezalpat	$7,022	$2,080	$4,942	238%
TPST-1495	1,938	2,639	(701)	(27)%
Preclinical and other	1,692	2,986	(1,294)	(43)%
Total candidate specific research costs	10,652	7,705	2,947	38%
Personnel and other costs	5,116	4,915	201	4%
Stock-based compensation and depreciation	1,966	695	1,271	183%
Total research and development expenses	$17,734	$13,315	$4,419	33%

Research and development expenses increased by $4.4 million to $17.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, which was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC, as well as an increase in stock-based compensation due to increased headcount. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Research and development outside services	$8,934	$6,678	$2,256	34%
Compensation expense	3,459	3,122	337	11%
Stock-based compensation expense	1,665	465	1,200	258%
Consulting and professional services	1,666	925	741	80%
Other expenses	2,010	2,125	(115)	(5)%
Total research and development expense	$17,734	$13,315	$4,419	33%

General and administrative

General and administrative expenses increased by $2.0 million to $10.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in stock-based compensation expense due to increased headcount as well as an increase in expenses related to legal and consulting services.

Other income (expense), net

For the nine months ended September 30, 2024 and 2023, other income (expense), net consisted of total interest expense of $1.1 million in each period, related to the Oxford Loan, and interest income of $1.1 million and $0.7 million, respectively.

Liquidity and Capital Resources

Overview

Since inception through September 30, 2024, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of September 30, 2024, we had $22.1 million in cash and cash equivalents and an accumulated deficit of $193.3 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of September 30, 2024 and the $19.9 million of net proceeds raised between October 1, 2024 and November 8, 2024 through sales of common stock under our ATM Program will fund our ongoing working capital, investing, and financing requirements into the fourth quarter of 2025.

Loan Agreement with Oxford Finance LLC

In January 2021, we entered into a Loan Agreement with Oxford that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement, of which $5.0 million was repaid in December 2022. As of September 30, 2024, the balance of the loan payable (net of debt issuance costs) was $8.5 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford. Monthly principal payments of $733 thousand began on July 1, 2024 and the Company paid the first principal payment to Oxford in July 2024. The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. Refer to Note 6 to our consolidated financial statements for additional information on our Loan Agreement with Oxford.

At-the-Market Offering

On July 23, 2021, we entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, we had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of approximately $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, we and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale AgreementSM (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). Pursuant to the prospectus supplement dated June 20, 2024 (the “Prospectus Supplement”) filed by us with the U.S. Securities and Exchange Commission (“SEC”), we will be able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. As of September 30, 2024, we have sold an aggregate of 4,164,167 shares of its common stock for gross proceeds of approximately $8.6 million, or $8.3 million after deducting commissions and offering expenses, pursuant to the ATM Program. As of September 30, 2024, approximately $196.4 million remained available for sale under the ATM Program. Between October 1, 2024 and November 8, 2024 the Company sold 17,076,186 shares of our common stock for gross proceeds of $20.5 million or $19.9 million after deducting commissions and estimated offering expenses, pursuant to the ATM Program.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(22,878)	$(21,182)
Cash used in investing activities	(432)	(163)
Cash provided by financing activities	6,548	1,253
Net decrease in cash and cash equivalents	$(16,762)	$(20,092)

Cash flows used in operating activities

Cash used in operating activities for the nine months ended September 30, 2024 was $22.9 million, consisting of a net loss of $28.0 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $5.5 million, less changes in operating assets and liabilities of $0.4 million.

Cash used in operating activities for the nine months ended September 30, 2023 was $21.2 million, consisting of a net loss of $22.0 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.2 million, plus changes in operating assets and liabilities of $2.4 million.

Cash flows used in investing activities

Cash used in investing activities for the nine months ended September 30, 2024 and 2023 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was related to proceeds from the issuance of common stock of $6.5 million.

Cash provided by financing activities for the nine months ended September 30, 2023 was related to proceeds from the issuance of common stock of $1.3 million.

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

Material Cash Requirements

Our material cash requirements primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of September 30, 2024, we have $14.0 million payable within 12 months, including the current loan payable (net of discount and issuance costs) of $8.5 million due to Oxford and $0.8 million related to the Brisbane Lease. Refer to Notes 5 and 6 to our consolidated financial statements for additional information. We also expect our operating expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Accordingly, we will need substantial additional funding in connection with our continuing operations.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice-President, Strategy and Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Vice-President, Strategy and Finance have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The terms of the Loan Agreement with Oxford Finance (“Oxford”) provide Oxford with a lien against all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $28.0 million and $22.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $193.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2024, we had cash and cash equivalents of $22.1 million. We believe that our cash and cash equivalents as of September 30, 2024, will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we will not achieve the progress that we expect with these funds because the actual costs and timing of clinical development and regulatory and commercial activities are difficult to predict and are subject to substantial risks and delays, and that we will use our capital resources sooner than we currently expect. This estimate does not reflect any additional expenditures that may result from any further strategic transactions to expand and diversify our product pipeline, including acquisitions of assets, businesses, rights to products, product candidates or technologies or strategic alliances or collaborations that we may pursue.

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

In January 2021, we entered into a Loan Agreement with Oxford that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement, of which $5.0 million was repaid in December 2022. As of September 30, 2024, the balance of the loan payable (net of debt issuance costs) was $10.7 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Further, changes to U.S. government priorities, policies, and/or initiatives as a result of the 2024 election cycle, could result in changes to the regulatory landscape, which could adversely impact our business, financial condition, and results of operations.

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

In addition, in October 2023, we implemented a Rights Plan, also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors. We amended the Rights Plan on October 9, 2024. As a result of the amendment, the rights will expire immediately following our 2025 Annual Meeting of Stockholders, or, if our stockholders approve the Rights Plan, on October 10, 2026, unless the rights are earlier redeemed or exchanged by us.

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

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Amendment No. 1, dated as of October 9, 2024, to Rights Agreement, dated as of October 10, 2023, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	001-35890	4.1	10/10/2024
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

						X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

** Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit (marked by [***]) have been omitted because the identified information is the type that the registrant treats as private or confidential and is not material.

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

Date: November 12, 2024