Form 10-K
period 2024-12-31
Tempest Therapeutics, Inc.
filed 2025-03-27
CIK 1544227

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

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $2.19 per share of the registrant’s common stock as reported on The Nasdaq Stock Market LLC on June 28, 2024, was approximately $53.6 million. For purposes of this computation, all officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant are deemed to be affiliates. This calculation does not reflect a determination that certain holders are affiliates of the Registrant for any other purpose.

As of March 21, 2025, the registrant had 45,483,384 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
our expected future growth and our ability to manage such growth;
•
our ability to develop, obtain regulatory approval for and commercialize TPST-1495 and amezalpat and any future product candidates;
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company moving towards late-stage development with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Our novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that is poised to begin a pivotal study in first-line hepatocellular carcinoma (“HCC”). In addition to amezalpat, our second clinical-stage therapeutic product candidate is TPST-1495, which we expect will enter Phase 2 development in 2025. We believe both amezalpat and TPST-1495 are the first clinical-stage molecules designed to inhibit their respective targets.

Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs are designed to provide different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

Amezalpat (TPST-1120)

Amezalpat is an oral, small molecule, selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”) being developed for the treatment of first-line unresectable or metastatic HCC.

In June 2024, we unveiled positive survival data from the ongoing global randomized Phase 1b/2 clinical study demonstrating that amezalpat delivered a six-month improvement in median overall survival (“OS”) with a hazard ratio (“HR”) of 0.65 when combined with atezolizumab and bevacizumab in comparison to atezolizumab and bevacizumab alone, the standard of care, in the first-line treatment of patients with unresectable or metastatic HCC. Additionally, the survival benefit was preserved across key subpopulations, including patients with PD-L1 negative disease and β-catenin mutated disease, consistent with amezalpat’s proposed mechanism of action targeting both tumor cells directly and the patient’s immune system.

In August 2024, we announced the successful completion of our end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of amezalpat for the treatment of first-line unresectable or metastatic HCC. The FDA provided positive feedback on the pivotal Phase 3 clinical trial design, which closely mirrors the positive randomized Phase 2 study. The planned Phase 3 trial is designed to use the current Phase 2 amezalpat dose and schedule in combination with atezolizumab and bevacizumab and will be compared to atezolizumab and bevacizumab alone, the standard of care. The primary endpoint of the trial will be OS. Additionally, the FDA agreed to a pre-specified early efficacy analysis, which, if met, would potentially reduce the time to primary read-out by up to eight months.

In November 2024, we received a “Study May Proceed” letter from the FDA, authorizing the initiation of our pivotal Phase 3 trial. In January 2025, the FDA granted Orphan Drug Designation (“ODD”) for amezalpat for the treatment of patients with HCC. In February 2025, the FDA granted Fast Track Designation (“FTD”), underscoring the agency’s recognition of the urgent need for new treatment options for HCC. These designations provide potential regulatory benefits, including increased engagement with the FDA, eligibility for accelerated approval and priority review, and, for ODD, potential market exclusivity upon approval. We continue to advance amezalpat’s clinical development in alignment with both the FDA and the European Medicines Agency (“EMA”) and are actively preparing for the initiation of our pivotal Phase 3 study.

TPST-1495

Our second clinical program, TPST-1495, is a novel, small-molecule dual antagonist of the EP2 and EP4 receptors of prostaglandin E2 (“PGE2”), a pathway implicated in multiple cancers. Our development strategy for TPST-1495 includes evaluation in Familial Adenomatous Polyposis (“FAP”), a rare genetic disorder that significantly increases the risk of gastrointestinal cancers and for which there are no approved systemic therapies. Given that prostaglandin signaling is also implicated in FAP and based on positive preclinical data in a relevant mouse model, we believe there is strong mechanistic support for this approach.

In March 2025, the Cancer Prevention Clinical Trials Network (“CP-CTNet”) received a “Study May Proceed” letter from the FDA, authorizing the initiation of a National Cancer Institute (“NCI”)-funded Phase 2 clinical trial evaluating TPST-1495 in patients with FAP. This trial, run by CP-CTNet and financially supported by the NCI’s Division of Cancer Prevention, underscores the urgent need for innovative cancer prevention strategies in high-risk patient populations. The Phase 2 study is expected to begin in 2025.

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

Our Pipeline

Our product development pipeline consists of the following orally available therapies, which if approved by the FDA, we believe will be first in class:

1. Timing is an estimate based on current projections and status of programs. For amezalpat, Phase 3 timelines are subject to funding.

2. A per-protocol planned analysis at 70% of events, prior to full data analysis.

3. Dependent on additional funding.

4. To be operationalized by the Cancer Prevention Network of NCI.

Strategy

Our team has come together to build an integrated company to deliver meaningful therapies to cancer patients by leveraging our collective capabilities and experience. We expect to build value for our stockholders with the following over-arching strategy:

•
Advance amezalpat into a pivotal Phase 3 study in first-line HCC patients where amezalpat will be studied in a combination treatment and compared to a standard-of-care therapy. We believe the continued positive results from the ongoing randomized Phase 1b/2 study provides strategic opportunities for us, and we received positive feedback from the FDA on the pivotal Phase 3 clinical trial design. We are also evaluating further development in RCC and CCA based on the Phase 1 data presented at ASCO 2022.

•
Explore TPST-1495 in a Phase 2 study in patients with FAP with CP-CTNet in 2025.

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

Clinical Programs

Amezalpat: PPARα Transcription Factor Antagonist

Amezalpat, a potentially first-in-class oral small molecule antagonist of PPARα, has completed a Phase 1a/b trial, and is currently being studied in an ongoing randomized Phase 1b/2 trial. The Phase 1a/b trial was a multicenter, open-label, dose-escalation, that evaluated amezalpat as both a monotherapy and combination therapy with nivolumab in patients with advanced solid tumors. Results from both the monotherapy and combination arms were presented in an oral presentation at the ASCO conference in 2022. The ongoing Phase 1b/2 trial is a randomized, multicenter, global study in collaboration with Roche that is evaluating amezalpat in combination with atezolizumab (TECENTRIQ®) and bevacizumab (Avastin®) in previously untreated patients with advanced HCC, compared to atezolizumab and bevacizumab alone, which is a standard of care for that indication and patient population. As of an updated February 14, 2024 data cutoff date, the ongoing global randomized Phase 1b/2 trial continued to show positive outcomes in patients with advanced or metastatic HCC who received the amezalpat combination therapy as compared to the control arm, including a survival benefit in both the overall population and key subpopulations.

Tumors evolve to promote their own survival by alternating energy sources, promoting angiogenesis and evading immune recognition. PPARα is a transcription factor that is activated through binding of long-chain fatty acid ligands, which in turn regulates the expression of genes that control glucose and lipid homeostasis, inflammation, proliferation, differentiation and cell death. Included among these regulated genes are those that enable fatty acid oxidation (“FAO”), and β-oxidation metabolic pathways in cellular peroxisomes and in mitochondria. An FAO metabolic profile is associated with tumor proliferation, induction of angiogenesis and immune suppression. Published studies and internal Tempest analyses of over 9,000 primary or metastatic tumor samples in the Human Cancer Genome public database reveal a metabolic gene expression profile characterized by increased PPARα, FAO genes and lipogenesis associated with increased metastatic potential and reduced survival enrichment among multiple cancers, including HCC, CCA, breast carcinoma, colorectal adenocarcinoma, RCC, lung adenocarcinoma and prostate adenocarcinoma. Amezalpat is designed to block the pathways that support tumor cell proliferation, angiogenesis and immune suppression, resulting in reduced disease and patient benefit.

Summary of Amezalpat Preclinical Results

We have conducted pre-clinical pharmacology studies along with pharmacokinetics (“PK”), and toxicology studies with amezalpat to support its ongoing evaluation for the treatment of patients with advanced solid tumors. The combined results of the preclinical studies that we have performed indicate that amezalpat has a dual anti-tumor mechanism of action that involves both directly inhibiting tumor proliferation and targeting suppressive immune response pathways to promote effective tumor-specific immunity. Our preclinical results support the large body of published literature that the PPARα target genes play an integral role in tumor growth, angiogenesis and evasion of immune recognition, and provide the scientific rationale for targeting this pathway with amezalpat.

Immune checkpoint blockade enhances anti-tumor immunity by restoring the activity of cytotoxic T (Teff) cells. Emerging experimental results suggest that inhibiting FAO with a PPARα antagonist may target resistance mechanisms to both anti-PD-L1/PD-1 and anti-VEGF therapies, supporting the combination of amezalpat with either or both therapies. We have conducted preclinical studies showing that while both amezalpat or anti-PD-1 monotherapy inhibited outgrowth of established flank MC38 tumors, the combination of these two agents resulted in synergistic anti-tumor activity. In addition, MC38 tumor-bearing mice cured by the combination therapy, unlike age-matched naïve control mice, were completely resistant to tumor growth when rechallenged with autologous MC38 tumor cells, demonstrating that amezalpat in combination with anti-PD-1 induced lasting tumor-specific immune memory. In addition, activating mutations in the Wnt/B-catenin pathway represent the most frequently dysregulated pathway in HCC. Such mutations render a tumor cell dependent upon FAO for its energy source, and in preclinical studies, Tempest has shown reduction and long-term durable cures in mice bearing Wnt/B-catenin activated HCC tumors treated with amezalpat and an immune checkpoint inhibitor. The promise of these pre-clinical results have been observed in the clinic, where we observed increased clinical benefit in our Phase 1b/2 study in HCC patients who had a mutation in this pathway.

Efficacy in Syngeneic β-Catenin-driven Hepatocellular Carcinoma Model

Tumor Volume (mm³)
2000
1500
1000
500
0
0
6
12
18
24
30
36
42
48
54
60
66
72
78
84
90
96
102
Treatment Days
Vehicle
TPST-1120
Anti-PD-1 mAb
TPST-1120 + Anti-PD-1 mAb

Tumor resistance to anti-angiogenic drugs is also associated with elevated lipogenesis and FAO, primarily through the vascular regression and hypoxic environment that this class of therapies engenders. In response, tumor cells can switch to FAO as a mechanism of resistance against anti-angiogenic therapy. In a preclinical study, we confirmed that combination of amezalpat with tyrosine kinase inhibitor-(“TKI-”), based anti-angiogenesis therapy confers potent anti-tumor activity.

The preclinical data for amezalpat are consistent with the data observed from our Phase 1 trial presented at ASCO in 2022. Taken together, we believe the hypothesis behind the amezalpat program, the preclinical data, and the Phase 1 data support the design of, and data observed from, the ongoing study of amezalpat in first-line HCC in combination with standard of care as well as the potential evaluation of amezalpat in combination with other therapeutic agents, such as a tyrosine kinase inhibitor (“TKI”), in FAO-reliant malignancies such as HCC and RCC.

Overview of amezalpat Clinical Trials

We completed a Phase 1a/b study of amezalpat and a randomized Phase 1b/2 clinical study is ongoing. We have released positive data from both studies, and we believe the continued positive data announced in 2024 supports the advancement of amezalpat to a pivotal Phase 3 trial in first-line HCC. The Phase 1a/b trial evaluated both monotherapy and combination therapy with the anti-PD-1 agent nivolumab in patients with advanced solid tumors that our PPARα-dependent transcriptome analysis of diverse human cancers revealed favor the usage of FAO. Results from both the monotherapy and the combination arms were presented in an oral presentation at the ASCO conference in 2022.

Amezalpat demonstrated monotherapy clinical benefit in patients with late-line, treatment-refractory cancers where objective responses (RECIST v1.1) would not be expected, including pancreatic, CCA, and colorectal cancers (“CRC”). Results showed that 53% (10/19) of patients experienced clinical benefit in the form of disease control, including tumor shrinkage in 21% of the patients. One subject with late line CCA had a 15% tumor shrinkage and was on study for over nine months of treatment, while also demonstrating on-target inhibition of expression of PPARα target genes on pharmacodynamic (“PD”) assessment.

In the combination therapy portion of the trial, 15 evaluable patients with heavily pretreated RCC, HCC and CCA were treated with oral twice-daily amezalpat and the anti-PD-1 therapy, nivolumab. All the HCC and RCC patients had received an approved anti-PD-1 therapy in at least one prior line of therapy and discontinued that treatment due to disease progression. We observed objective responses (RECIST v1.1) in two patients with late-line RCC who had previously progressed on anti-PD-1 therapy without having achieved an objective response (ORR 50%, n=2/4, in evaluable RCC patients), and we observed mixed response in a third RCC IO-refractory patient with significant reduction (>30%) in the target lesion, but the appearance of new disease precluded designation as a RECIST PR. A third RECIST response was observed in a patient with late-line, heavily pre-treated CCA, a tumor type generally not responsive to anti-PD-1 therapy alone. All the RECIST responses were observed at the two highest doses.

Notably, one RCC patient who achieved a response after treatment with amezalpat and nivolumab had previously been treated with nivolumab in combination with ipilimumab without experiencing an objective response and progressed on treatment, followed by further progression of cancer on both cabozantinib and everolimus. The initial RECIST PR was seen at the first on-study assessment at eight weeks and included a response in all target lesions as well as complete radiographic resolution of multiple sites of metastatic disease (see CT scan below) and has been confirmed at subsequent assessments beyond 12 months.

Partial Response in Late-Line RCC Patient Treated with amezalpat and Nivolumab Combination Therapy

Randomized Data in HCC

As of an updated February 14, 2024 data cutoff date, the ongoing global randomized Phase 1b/2 trial of amezalpat, combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab continued to show positive results in patients with advanced or metastatic HCC. The study is comparing the amezalpat arm to standard of care alone, and enrolled 40 patients randomized to the amezalpat arm and 30 patients randomized to the control arm. With 10 additional months of follow-up since the April 2023 primary analysis, the median OS in the amezalpat arm reached 21 months, representing a 6-month improvement over the 15-month OS in the control arm. Importantly, the HR remained stable, demonstrating a sustained reduction in the relative risk of death compared to the control arm.

At the data cutoff date, 50% (20/40) of patients in the amezalpat arm remained in survival follow-up versus 30% (9/30) in the control arm. We believe this reinforces the meaningful clinical benefit observed in this population, with OS serving as the primary endpoint for regulatory approval globally for first-line HCC.

The confirmed ORR for the amezalpat arm remained consistent at 30%, compared to 13.3% in the control arm. Notably, one patient in the amezalpat arm who had previously achieved a PR as of April 2023 converted to a CR by February 2024, with at least an 80% reduction in tumor burden. This patient, despite having a PD-L1 score <1% and an immune desert phenotype, achieved a CR with the addition of amezalpat, highlighting its potential efficacy in hard-to-treat tumors.

1. Data not provided by Roche

Additionally in biomarker subpopulation analyses, patients with b-catenin activating mutations (21% of the study population) showed an increased confirmed ORR of 43% and a disease control rate (“DCR”) of 100% in the amezalpat arm. The triplet regimen with amezalpat remained active across PD-L1 negative tumors, with a confirmed ORR of 27% in the amezalpat arm, compared to a reduced ORR of 7% for the control arm.

Early in the development of amezalpat, given the expression profile and attributes of PPARα, we selected HCC, RCC and CCA as cancers of interest and checkpoint inhibitors and anti-angiogenic therapeutics as potential companion therapies with the goal to maximize the opportunity to bring meaningful benefit to patients with these cancers. Based on the pre-clinical and clinical data released to date, we believe that the emerging clinical benefit profile of amezalpat for patients shows alignment with these predictions, and we look forward to the potential benefit amezalpat could bring to patients with these cancers.

We own worldwide rights to amezalpat, and have filed and been issued patents, including composition of matter, pharmaceutical compositions, and related methods of use, which are expected to expire between December 2033 and November 2043, without giving effect to any patent term extensions.

TPST-1495: Dual EP2/EP4 Prostaglandin Receptor Antagonist

Our second clinical product candidate is TPST-1495, a potentially first-in-class, oral, small molecule dual antagonist of the prostaglandin E2 (“PGE2”), receptors, EP2 and EP4. TPST-1495 is engineered to inhibit only these receptors while sparing the homologous - but differentially active - EP1 and EP3 receptors.

There is extensive literature demonstrating that PGE2 both enhances tumor proliferation and inhibits anti-cancer immune function; it is known from the scientific literature that many tumors express elevated levels of the cyclooxygenase enzymes that produce PGE2. Elevated expression of COX-2 and overproduction of PGE2 is correlated with progression of diverse malignancies by stimulating tumor cell proliferation, survival, evasion and metastasis as well as host angiogenesis. In addition, PGE2 suppresses anti-tumor immunity by inhibiting the function of critical anti-tumor immune effector cell populations such as dendritic cells, natural killer (“NK cells”), T cells, and M1 macrophages, while promoting the activity of suppressive immune cell populations including myeloid-derived suppressor cells (“MDSCs”), M2 macrophages, and regulatory T cells. Recent studies have also shown that increased expression of COX-2 and production of PGE2 can play a role in the effectiveness of immune checkpoint inhibitor therapy and in the development of adaptive resistance to therapy. This body of literature provides the scientific rationale for developing therapeutics that maximally inhibit the prostaglandin pathway, as well as for combining TPST-1495 with immune checkpoint inhibitor monoclonal antibodies.

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

Source: Francica et al., Cancer Res Commun; 3(8) August 2023 https://doi.org/10.1158/2767-9764.CRC-23-0249

Overview of Ongoing TPST-1495 Clinical Trials

TPST-1495 was evaluated in a first-in-human, Phase 1, multicenter, open-label, schedule and dose optimization trial in subjects with late-stage solid tumor cancers that are deemed incurable. Study objectives include evaluation of safety, tolerability, PK, PD, and preliminary anti-tumor activity of TPST-1495 as monotherapy and in combination with the checkpoint inhibitor, pembrolizumab. TPST-1495 has been evaluated on a once daily (“QD”) or twice daily (“BID”) schedule and with continuous or intermittent administration as monotherapy and in combination with pembrolizumab. Results from the Phase 1 study were presented at ASCO 2023. The data showed that in a diverse and treatment-refractory patient population, treatment with TPST-1495 as a monotherapy and in combination with pembrolizumab resulted in tumor shrinkage and prolonged stable disease in certain patients with a monotherapy safety profile on the recommended QD schedule that was tolerable, with predominantly Grade 1-2 treatment related adverse events (“TRAEs”). For the combination with pembrolizumab, Grade 1-3 TRAEs were reported.

Our preclinical results in the APCMin/+ lead us to consider the application of TPST-1495 in familial adenomatous polyposis syndrome (“FAP”). FAP is a hereditary condition characterized by the development of numerous polyps in the colon and rectum. These polyps have the potential to become cancerous if left untreated. FAP is caused by mutations in the APC gene, which normally helps regulate cell growth and division in the intestinal lining. Individuals with FAP have a significantly increased risk of developing colorectal cancer at a young age, often before the age of 40. Additionally, FAP can lead to the development of polyps in other parts of the gastrointestinal tract, as well as other non-gastrointestinal tumors. Management of FAP typically involves regular surveillance with colonoscopies and surgical intervention to remove the polyps and reduce the risk of cancer. Currently, there are no systemic therapies approved to treat FAP. We are working with CP-CTNet on an NCI-funded Phase 2 study, which we expect will begin this year.

As of December 31, 2024, we own worldwide rights to TPST-1495, and our issued United States patents covering TPST-1495 as compositions of matter, pharmaceutical compositions and related methods of use, are expected to expire between April 2038 and April 2039, without giving effect to any patent term adjustments or patent term extensions for regulatory delay.

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

License Agreements

Roche Collaboration Agreement

In February 2021, we entered into a collaboration agreement with F. Hoffmann-La Roche Ltd. (“Roche”) to accelerate the development of amezalpat into a global, first-line, randomized study. The companies are evaluating amezalpat in a Phase 1b/2 clinical study in combination with the standard-of-care first-line regimen of atezolizumab and bevacizumab in patients with advanced or metastatic HCC, not previously treated with systemic therapy. Pursuant to the terms of the agreement, Roche is managing the study operations for the trial, and we retain global development and commercialization rights to amezalpat. Pursuant to the agreement, Roche provides us with notice of the amount of amezalpat required and the delivery timeline, and we supply the amezalpat. All rights to invention and discoveries relating solely to amezalpat or biomarkers solely related to amezalpat made during any study will be our exclusive property. All data generated in the performance of any study under the collaboration agreement will be the property of Roche, but we are entitled to use the data for any lawful purpose.

The agreement applies on a study-by-study basis until the last treatment of the last patient in a study receiving amezalpat in accordance with the protocol for such study or until the termination of this collaboration agreement by either party. Each party has the right to terminate the collaboration agreement upon 60 days prior written notice to the other party. Upon any termination of the agreement, neither we nor Roche will be entitled to any compensation, damages or other payment. If any individual study supplement is terminated, Roche must return all unused amezalpat to us free of charge or destroy such product at our request.

Roche Master Clinical Supply Agreement

In October 2024, we entered into a master clinical supply agreement (“Roche Supply Agreement”) with Roche, pursuant to which Roche will supply Roche’s atezolizumab (TECENTRIQ) for use in one or more clinical studies conducted by us involving amezalpat in combination with atezolizumab, in each case, in accordance with the applicable study protocol prepared by us and reviewed by Roche. Under the Roche Supply Agreement, the parties may execute one or more clinical supply agreement supplements (each, a “CSA Supplement”) that will set forth the study to be conducted by us, the quantities of atezolizumab to be supplied by Roche for such study, and the delivery timeline for such quantities of atezolizumab. In October 2024, we entered into a CSA Supplement for Roche to supply atezolizumab to us, free of charge, for use in our planned Phase 3 trial.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely and expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as for our commercial products if marketing approval is obtained. We have internal personnel and utilize consultants with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities. We will continue to expand and strengthen our network of third-party providers but may also consider investing in internal manufacturing capabilities in the future if there is a technical need, or a strategic or financial benefit.

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

If amezalpat, TPST-1495, or any future product candidates are approved for the treatment of tumors, they may compete with other products used to treat such diseases. There are a variety of treatments used for cancerous tumors that include chemotherapy drugs, small molecules, monoclonal antibodies, antibody-drug conjugates, bi-specific antibodies, cell therapies, oncolytic viruses and vaccines, as well as other approaches. In addition, there are several competitors in clinical development for the treatment of

HCC, RCC, cholangiocarcinoma, and other indications that we may be targeting with amezalpat and TPST-1495, including companies such as Ono, Adlai Nortye, Merck, Roche, Exelixis, and AstraZeneca.

Amezalpat, our small molecule designed to be a selective antagonist of PPARα, is the first PPARα antagonist in the clinic. We are not aware of other companies developing such an antagonist. For TPST-1495, our small molecule designed to be a dual antagonist of the EP2 and EP4 receptor, we are aware of other clinical-stage EP-4-only antagonists being developed by Adlai Nortye and Ono.

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

As of December 31, 2024, our patent portfolio consisted of issued patents and pending patent applications that we own or in-licensed related to amezalpat, TPST-1495 and various other compounds and programs, such as our earlier-stage research programs. In total, as of the same date, we owned or in-licensed nine issued United States patents, eleven pending United States patent applications, four pending Patent Cooperation Treaty (PCT) applications, and in various markets outside of the United States, including Europe, China and Japan: 55 issued patents and 13 pending patent applications.

With respect to amezalpat, as of December 31, 2024, we own issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States as well as one pending PCT application. The issued United States patents covering amezalpat as compositions of matter, pharmaceutical compositions, and related methods of use are expected to expire in December 2033, absent any patent term adjustments or patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between December 2033 and May 2045, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TPST-1495, as of December 31, 2024, we own issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States as well as one pending PCT application. The issued United State patents covering TPST-1495 as compositions of matter, pharmaceutical compositions, and related methods of use are expected to expire between April 2038 and April 2039, absent any patent term adjustments or patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between April 2038 and June 2045, absent any patent term adjustments or patent term extensions for regulatory delay.

As of December 31, 2024, our patent portfolio also included pending patent applications in the United States and Europe that are exclusively licensed to us by the University of California at Berkeley. The licensed patent applications do not cover any of our current product candidates.

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

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for patent applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. The term of United States patents may be extended by delays encountered during prosecution that are caused by the USPTO, also known as patent term adjustment. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending a New Drug Applications (“NDA”) warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to an NDA before they may be legally marketed in the United States. The process generally involves the following:

•
Completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice (“GLP”) requirements;

•
Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
Approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
Performance of adequate and well-controlled human clinical trials in accordance with applicable Investigational New Drug (“IND”) regulations, Good Clinical Practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

After the FDA evaluates an NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter (“CRL”), generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit an NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. The FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that an NDA does not satisfy the criteria for approval.

As a potential condition of an NDA approval, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), an NDA or supplements to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted, with certain exceptions.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

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

Exclusivity

Upon an NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug unless the application contains a Paragraph IV certification, in which case the application may be submitted one year prior to expiration of the NCE exclusivity. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA for a generic version of the drug may be filed before the expiration of the exclusivity period.

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

The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offerer or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.

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

There have been judicial, executive brand, and Congressional challenges and amendments to certain aspects of the ACA, For example, August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. However, it is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges will impact the ACA. Tempest cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on its business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, was enacted which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2032, unless additional Congressional action is taken.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs covered under

Medicare that have been on the market for at least seven years, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the National Institutes of Health, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding an executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Further, amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 25 employees, including 24 full-time employees and 18 holding Ph.D., M.D., JD, LL.M., MBA and/or M.S. degrees. Our employees have established internal expertise in chemistry, biochemistry, molecular biology, immunology, pharmacology, toxicology, pre-clinical development, regulatory and quality, translational medicine, and early-to-late-stage clinical development, as well as finance, business development and strategic transactions. None of our employees are represented by a labor union or covered by collective bargaining agreements. We will continue to add experienced and talented scientists in areas, such as medicinal chemistry, that we believe are critical for the discovery of highly differentiated small-molecule compounds.

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

Corporate Information

We were incorporated in Delaware in April 2011. Our corporate headquarters are located at 2000 Sierra Point Parkway, Suite 400, Brisbane, California 94005, and our telephone number is (415) 798-8589.

Available Information

Our internet website address is www.tempesttx.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, together with all of the other information contained in this Annual Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. Any of these events could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made or may make from time to time.

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.

•
We will require substantial additional funding to finance our operations, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or our operations.
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

Risks Related to Our Financial Position and Capital Needs

We will require significant additional funding to finance our operations, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or our operations.

Our operations have consumed substantial amounts of cash since inception. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates, including later stage clinical trials such as our potential pivotal Phase 3 trial in first-line HCC, and advance our other programs. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Moreover, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities, including our Phase 3 pivotal trial. Our future capital requirements will depend on many factors, including:

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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investment.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In June 2024, entered into a sales agreement with Jefferies LLC (“Jefferies”) for an at-the-market offering program (the “ATM Program”). Pursuant to the prospectus supplement we filed in February 2025, we may sell up to an aggregate of $14.5 million of our common stock under our ATM Program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales, and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $41.8 million and $29.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $207.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

The terms of the Loan Agreement with Oxford provide Oxford with a lien against all of our assets, including our intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

In January 2021, we entered into a Loan Agreement with Oxford that provided us with up to $35.0 million of borrowing capacity across three potential tranches, which was subsequently amended in December 2022. The initial tranche of $15.0 million was funded at the closing of the Loan Agreement, of which $5.0 million was repaid in December 2022. As of December 31, 2024, the balance of the loan payable (net of debt issuance costs) was $6.4 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, TPST-1495, a dual EP2/EP4 prostaglandin (“PGE2”) receptor antagonist, and amezalpat, a peroxisome proliferator-activated receptor alpha (“PPARα”) antagonist for the treatment of various cancers. We have initiated Phase 1 clinical trials of TPST-1495 and amezalpat for the treatment of advanced solid tumors. We received positive feedback from the FDA on our potential pivotal Phase 3 trial design for amezalpat for HCC during the third quarter of 2024. Any delay in our ability to proceed to a pivotal trial for amezalpat will add time and expense to the development pathway and adversely impact the timing and potential for profitability. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of TPST-1495 and amezalpat and any future product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. In February 2025, we announced that the FDA had granted Fast Track Designation to amezalpat for the treatment of HCC. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. The benefits of Fast Track designation include more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers, eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and rolling review, which means that a drug company can submit completed sections of our NDA for review by FDA, rather than waiting until every section of our NDA is completed before the entire application can be reviewed. NDA review usually does not begin until the entire application has been submitted to the FDA.

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

The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible, we cannot assure that the FDA would decide to grant the designation. Even if we obtain Fast Track designation and/or Breakthrough Therapy designation for one or more of our product candidates, it may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported. These designations do not guarantee qualification for the FDA’s priority review procedures or a faster review or approval process, including for amezalpat for the treatment of HCC.

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

Although we have received orphan drug designation for amezalpat and may continue to seek orphan drug designation for some or all of our current or future product candidates, we may be unsuccessful in obtaining Orphan Drug Designation for our product candidates or transfer of designations obtained by others for future product candidates, and, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

In January 2025, we received Orphan Drug Designation for amezalpat for the treatment of patients with HCC. We may continue to seek orphan drug designation for one or more of our current or future product candidates, including TPST-1495. The FDA may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to us for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of our drug by the applicable regulatory authority for a significant period of time unless we are able to show that our drug is clinically superior to the approved drug. The applicable period is seven years in the United States.

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

For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA through plan year 2025. The IRA also reduces the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In the future, there may be other efforts to challenge, repeal or replace the ACA. It is unclear how many such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States at both the federal and state levels. The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the National Institutes of Health, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Further, amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay Tempest’s ability to develop, market and sell any products Tempest may develop. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We expect that the ACA and the IRA, as well as other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security, and our (or the third parties with whom we work) actual or perceived failure to comply with them could harm our business.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) a large quantity of personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and patient health information in connection with our preclinical and clinical studies. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, there are numerous federal, state, and local privacy and data security laws and regulations governing the processing of personal data, including health information privacy laws, security breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Each of these laws is subject to varying interpretations and constantly evolving. In addition, we obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under HIPAA, which imposes specific requirements relating to the privacy, security, and transmission of protected health information.

Certain states have also adopted comprehensive privacy laws and regulations that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) gives California residents expanded rights to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts if we become subject to those laws, potentially increasing our legal risk and compliance costs for us, and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

As another example, the European Union’s General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s GDPR (the “UK GDPR”, and together with the EU GDPR, the “GDPR”) also impose strict requirements for processing personal data and substantial fines for breaches and violations (for example, under the EU GDPR, up to the greater of €20 million or 4% of our annual worldwide gross revenue). Additionally, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective action or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Further, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed, and may enact, certain data export restrictions and localization requirements. For example, the “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons” rule (the “Rule”) finalized by the Department of Justice in late 2024 and enacting the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” will take effect on April 8, 2025. The Rule prohibits or restricts various categories of transactions involving bulk sensitive personal data between U.S. persons and countries of concern or covered persons. Companies subject to the Rule face the risk of non-compliance with restrictions on transferring bulk sensitive personal data to countries of concern, such as China, Russia, or Iran, or covered persons, which could lead to significant penalties, including civil and criminal charges, as well as reputational damage and operational disruptions.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Compliance with these obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms designed to ensure compliance with these obligations. If we fail (or are perceived to have failed) to comply with any such obligations, we may face significant consequences, including without limitation government enforcement actions (e.g., investigations, fines and penalties, audits, inspections); litigation (including class-action claims) and mass arbitration demands); additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; imprisonment of company officials; or other consequences that could adversely affect our business, financial condition and results of operations.

If our information technology systems or those of third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences, including disclosure of sensitive information, damage to our reputation, and significant financial and legal exposure.

In the ordinary course of our business, we and the third parties with whom we work, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets (collectively, sensitive information). Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. These threats are increasing in their frequency, sophistication and intensity, have become increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, social engineering attacks (including through deep-fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data, attacks enhanced or facilitated by AI or other information technology assets, fraud or other means to threaten confidentiality, integrity and availability of our sensitive information. We and the third parties with whom we work may also experience telecommunications failures, natural disasters, terrorism, war and other similar threats.

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

Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our and the third parties’ with whom we work hardware and software). We have not, and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have, and may in the future, experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

We expend significant resources or may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

A successful or perceived security incident experienced by us or the third parties with whom we work could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of sensitive information, disclosure of corporate strategic plans, material disruption of our development programs and our business operations, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information, litigation, indemnification obligations, reputational harm, negative publicity, and other harms. For example, the loss of data from preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our sensitive information or applications, or inappropriate disclosure of such information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be significantly delayed.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-licenses may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office (“CIPO”), the European Patent Office (“EPO”), or another foreign patent office. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced staff and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. U.S. and ex-U.S. law concerning patent term extensions and foreign equivalents continue to evolve. Even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent). Moreover, the applicable time period of extension or the scope of patent protection afforded could be less than we project or request. If we are unable to obtain patent term extension or term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration sooner than expected, and our business, financial condition, results of operations and prospects could be materially harmed.

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

The market price of our common stock has been and is likely to continue to be volatile. For example, during 2024, the closing price of our common stock on The Nasdaq Capital Market ranged from $0.70 per share to $5.44 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, in October 2023, we implemented a stockholder rights plan (the “Rights Plan”), also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors. We amended the Rights Plan on October 9, 2024 and on December 5, 2024. As a result of the amendments, the rights will expire immediately following our 2025 Annual Meeting of Stockholders, or, if our stockholders approve the Rights Plan, on October 10, 2026, unless the rights are earlier redeemed or exchanged by us.

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

Our information security function is led by our Chief Financial Officer & Head of Corporate Strategy (“IT Lead”), who reports to our CEO and is supported by our third party security provider, and it helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example analyzing report of threats and threat actors and conducting periodic vulnerability assessments for certain systems. Our assessment and management of material risks from cybersecurity threats are considered as part of our risk management processes. For example, our IT Lead and certain management, including our CEO, evaluate identified material risks from cybersecurity threats against our overall business objectives and our IT Lead periodically reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the IT Lead. The IT Lead has 4 years of experience in roles that include oversight of cybersecurity risk management programs.

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

We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternative space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Stock Market under the ticker symbol “TPST.”

Stockholders

As of March 21, 2025, we had 45,483,384 shares of common stock outstanding held by 69 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company moving towards late-stage development with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Our novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that is poised to begin a pivotal study in first-line hepatocellular carcinoma (“HCC”). In addition to amezalpat, our second clinical-stage therapeutic product candidate is TPST-1495, which we expect to start a Phase 2 study in Familial Adenomatous Polyposis (“FAP”) in 2025. We believe both amezalpat and TPST-1495 are the first clinical-stage molecules designed to inhibit their respective targets.

Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs are designed to provide different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets.

Amezalpat (TPST-1120) Clinical Update

Amezalpat is an oral, small molecule, selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”) being developed for the treatment of first-line unresectable or metastatic HCC.

On June 20, 2024, we unveiled positive survival data from the ongoing global randomized Phase 1b/2 clinical study demonstrating that amezalpat delivered a six-month improvement in median overall survival (“OS”) with a hazard ratio (“HR”) of 0.65 when combined with atezolizumab and bevacizumab in comparison to atezolizumab and bevacizumab alone, the standard of care, in the first-line treatment of patients with unresectable or metastatic HCC. Additionally, the survival benefit was preserved across key subpopulations, including patients with PD-L1 negative disease and β-catenin mutated disease, consistent with amezalpat’s proposed mechanism of action targeting both tumor cells directly and the patient’s immune system.

On August 15, 2024, we announced the successful completion of our end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) regarding the development of amezalpat for the treatment of first-line unresectable or metastatic HCC. The FDA provided positive feedback on the pivotal Phase 3 clinical trial design, which closely mirrors the positive randomized Phase 2 study. The planned Phase 3 trial is designed to use the current, Phase 2 amezalpat dose and schedule in combination with atezolizumab and bevacizumab and will be compared to atezolizumab and bevacizumab alone, the standard of care. The primary endpoint of the trial will be OS. Additionally, the FDA agreed to a pre-specified early efficacy analysis, which, if met, would potentially reduce the time to primary read-out by up to eight months.

In November 2024, we received a “Study May Proceed” letter from the FDA, authorizing the initiation of our pivotal Phase 3 trial. In January 2025, the FDA granted Orphan Drug Designation (“ODD”) for amezalpat for the treatment of patients with HCC. In February 2025, the FDA granted Fast Track Designation (“FTD”), underscoring the agency’s recognition of the urgent need for new treatment options for HCC. These designations provide potential regulatory benefits, including increased engagement with the FDA, eligibility for accelerated approval and priority review, and, for ODD, potential market exclusivity upon approval. We continue to advance amezalpat’s clinical development in alignment with both the FDA and the European Medicines Agency (“EMA”) and are actively preparing for the initiation of our pivotal Phase 3 study.

TPST-1495

Our second clinical program, TPST-1495, is a novel, small-molecule dual antagonist of the EP2 and EP4 receptors of prostaglandin E2 (“PGE2”), a pathway implicated in multiple cancers. Our development strategy for TPST-1495 includes evaluation in FAP, a rare genetic disorder that significantly increases the risk of gastrointestinal cancers and for which there are no approved systemic therapies. Given that prostaglandin signaling is also implicated in FAP and based on positive preclinical data in a relevant mouse model, we believe there is strong mechanistic support for this approach.

In March 2025, the Cancer Prevention Clinical Trials Network (“CP-CTNet”) received a “Study May Proceed” letter from the FDA, authorizing the initiation of a National Cancer Institute (“NCI”)-funded Phase 2 clinical trial evaluating TPST-1495 in patients with FAP. This trial, run by CP-CTNet and financially supported by the NCI’s Division of Cancer Prevention, underscores the urgent need for innovative cancer prevention strategies in high-risk patient populations. The Phase 2 study is expected to begin in 2025.

Potential Future Milestones

•
Advance amezalpat into a pivotal Phase 3 study in first-line HCC patients where amezalpat will be studied in a combination treatment and compared to a standard-of-care therapy. We believe the continued positive results from the ongoing randomized Phase 1b/2 study provides strategic opportunities for us, and we received positive feedback from the FDA and EMA on the pivotal Phase 3 clinical trial design. We are also evaluating further development in RCC and CCA based on the Phase 1 data presented at ASCO 2022.
•
Explore TPST-1495 in a Phase 2 study in patients with FAP with the CP-CTNet in 2025.
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

Stockholder Rights Plan

We amended our stockholder rights plan on October 9, 2024 and on December 5, 2024 to, among other things, extend the final expiration date until immediately following our 2025 Annual Meeting of Stockholders or, if our stockholders approve the rights plan at or prior to such meeting, to October 10, 2026, unless the rights are earlier redeemed or exchanged by the Company. We do not have any obligation under the rights plan to seek stockholder approval. The rights plan otherwise remains unmodified and in full force and effect in accordance with its original terms. The rights plan is intended to reduce the likelihood that any person or group gains control of Tempest through open market accumulation without paying stockholders an appropriate control premium or without providing the Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2024, we have raised $232.1 million, through sales of our capital securities.

We have never been profitable and have incurred operating losses in each period since inception. Our net losses were $41.8 million and $29.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $207.1 million. Substantially all of the operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Based on our business strategy, our existing cash and cash equivalents of $30.3 million as of December 31, 2024, will be sufficient to fund our operations through at least the next 12 months from the date our consolidated financial statements were available to be issued. However, our ability to fund continued development, including our Phase 3 clinical trial for amezalpat, will require significant additional capital. Adequate additional financing may not be available to us on acceptable terms, or at all. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions, including exploring potential merger opportunities and other strategic options, such as partnerships or collaborations for our programs, or we may need to reduce operating expenses or delay, reduce the scope of, discontinue or alter our research and development activities, or may be forced to wind down its operations. For additional information, see “—Liquidity and Capital Resources” below.

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

Other (Expense) Income , Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

The following table summarizes our operating results for the years ended December 31, 2024 and 2023:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands, except percentages)
Operating expenses:
Research and development	$28,476	$17,498	$10,978	63%
General and administrative	13,550	11,659	1,891	16%
Operating loss	(42,026)	(29,157)	12,869	44%
Interest expense	(1,316)	(1,449)	(133)	(9)%
Interest income and other income (expense), net	1,499	1,115	384	34%
Provision for income taxes	—	—	—	0%
Net loss	$(41,843)	$(29,491)	$12,352	42%

Research and Development

Our research and development expenses for the years ended December 31, 2024 and 2023 were primarily incurred in connection with our most advanced product candidates, amezalpat and TPST-1495. We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. The following table shows our research and development expenses by program for the years ended December 31, 2024 and 2023:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands)
Amezalpat	$14,206	$2,691	$11,515	>100%
TPST-1495	2,307	3,525	(1,218)	(35)%
Preclinical and other	2,279	3,398	(1,119)	(33)%
Total candidate-specific research costs	18,792	9,614	9,178	95%
Personnel and other costs	7,108	6,678	430	6%
Stock-based compensation and depreciation	2,576	1,206	1,370	>100%
Total research and development expenses	$28,476	$17,498	$10,978	63%

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2024	2023	2024 vs. 2023	2024 vs. 2023
	(in thousands)
Research and development outside services	$16,501	$8,368	$8,133	97%
Compensation expense	4,923	4,203	720	17%
Stock-based compensation expense	2,222	899	1,323	>100%
Consulting and professional services	2,223	1,141	1,082	95%
Other expenses	2,607	2,887	(280)	(10)%
Total research and development expense	$28,476	$17,498	$10,978	63%

Research and development expense increased by $11.0 million to $28.5 million for the year ended December 31, 2024, which was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC.

General and Administrative

General and administrative expenses increased by $1.9 million to $13.6 million for the year ended December 31, 2024. The increase was primarily due to an increase in stock-based compensation expense due to increased headcount as well as an increase in expenses related to legal and consulting services.

Other Income (Expense), Net

For the years ended December 31, 2024 and 2023, interest income and other income (expense), net consisted of total interest expense of $1.3 million and $1.4 million, respectively, related to the Oxford Loan, and interest income of $1.5 million and $1.1 million, respectively.

Liquidity and Capital Resources

Overview

Since inception through December 31, 2024, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of December 31, 2024, we had $30.3 million in cash and cash equivalents and an accumulated deficit of $207.1 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future.

We believe our cash and cash equivalents as of December 31, 2024 will fund our ongoing working capital, investing, and financing requirements for at least the next 12 months from the date our consolidated financial statements were available to be issued. However, our ability to fund continued development, including our Phase 3 clinical trial for amezalpat, will require significant additional capital. Adequate additional financing may not be available to us on acceptable terms, or at all. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions, including exploring potential merger opportunities and other strategic options, such as partnerships or collaborations for our programs, or we may need to reduce operating expenses or delay, reduce the scope of, discontinue or alter our research and development activities, or we may be forced to wind down our operations.

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

During the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. As of December 31, 2024, the balance of the loan payable (net of debt issuance costs) was $6.4 million and a total of $10.0 million in borrowing capacity remained available at the option of Oxford.

The term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%.

At-the-Market Offering

In June 2024, we entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Jefferies under the ATM Program and also have provided Jefferies with indemnification and contribution rights. As of December 31, 2024, we have sold an aggregate of 21,626,191 shares of our common stock for gross proceeds of approximately $29.6 million, or $28.8 million after deducting commissions and offering expenses, pursuant to the ATM Program. Between January 1, 2025 and March 21, 2025, we sold 1,464,321 shares of our common stock for gross and net proceeds of $1.3 million, pursuant to the ATM Program. As of March 21, 2025, we have approximately $13.4 million available for sale under the ATM Program.

As of the date of this Form 10-K, our public float was less than $75.0 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under the S-3 Registration Statement, including the ATM program, in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Cash used in operating activities	$(33,027)	$(27,357)
Cash used in investing activities	(435)	(170)
Cash provided by financing activities	24,500	35,602
Net increase (decrease) in cash and cash equivalents	$(8,962)	$8,075

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2024 was $33.0 million, consisting of a net loss of $41.8 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $7.2 million, plus changes in operating assets and liabilities of $1.6 million.

Cash used in operating activities for the year ended December 31, 2023 was $27.4 million, consisting of a net loss of $29.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $4.8 million, plus changes in operating assets and liabilities of $2.7 million.

Cash flows from investing activities

Cash used in investing activities for the years ended December 31, 2024 and 2023 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2024 was related to proceeds from the issuance of common stock of $28.9 million, offset by Oxford loan principle payments of $4.4 million.

Cash provided by financing activities for the year ended December 31, 2023 was related to proceeds from the issuance of common stock of $35.6 million.

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

Our future funding requirements will depend on many factors, including the following:

•
the costs associated with a pivotal Phase 3 study for amezalpat in first-line HCC patients, as well as other costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies

Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs, including those set forth above, primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions, including exploring potential merger opportunities and other strategic options, such as partnerships or collaborations for our programs, or we may need to reduce operating expenses or delay, reduce the scope of, discontinue or alter our research and development activities, or we may be forced to wind down our operations.

Material Cash Requirements

Our material cash requirements primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of December 31, 2024, we have $14.2 million payable within 12 months, including the current loan payable (net of discount and issuance costs) of $6.4 million due to Oxford and $0.9 million related to the Brisbane Lease. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information.

Except as disclosed above, we have no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable.

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

Smaller Reporting Company Status and a Non-Accelerated Filer

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year for which audited financial statements are available as of the determination date and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.

Additionally, as a non-accelerated filer, we may continue to take advantage of the exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TEMPEST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempest Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempest Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

As described in Note 2 to the financial statements under the caption “Research and development expenses and accrued research and development”, the Company records the cost of research and development activities as they are incurred. The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Service fees are accrued based on the Company’s estimates of the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers, the Company’s estimates of accrued expenses and on information available at each balance sheet date. As of December 31, 2024, the Company’s accrued clinical trial liability was $1.4 million.

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

How We Addressed the Matter in Our Audit

To test the accrued research and development expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimate, including, but not limited to, estimated project duration, research and manufacturing services incurred to date and terms of contractual arrangements. To assess the reasonableness of the data, we corroborated the progress of the clinical trials with Company research and development personnel and obtained third-party evidence supporting the activities performed to date. We recalculated the accrual based on executed contracts with the clinical research organizations, contract manufacturing organizations, and clinical study sites. We also tested subsequent invoicing received from third parties to assess the impact to the accrual at the balance sheet date and compared that to the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Chicago, Illinois

March 27, 2025

Tempest Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,268	$39,230
Prepaid expenses and other current assets	1,206	1,133
Total current assets	31,474	40,363
Property and equipment — net	886	840
Operating lease right-of-use assets	8,643	9,952
Other noncurrent assets	485	448
Total assets	$41,488	$51,603
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,450	$845
Accrued expenses	2,726	1,673
Current loan payable (net of discount and issuance costs of $74 and $112, respectively)	6,354	4,285
Current operating lease liabilities	869	952
Accrued compensation	1,762	1,543
Interest payable	59	113
Total current liabilities	14,220	9,411
Loan payable (net of discount and issuance costs of nil and $164, respectively)	—	6,264
Operating lease liabilities, less current portion	8,142	9,160
Total liabilities	22,362	24,835
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,971,622 and 22,045,255 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	44	22
Additional paid-in capital	226,188	192,009
Accumulated deficit	(207,106)	(165,263)
Total stockholders’ equity	19,126	26,768
Total liabilities and stockholders’ equity	$41,488	$51,603

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$28,476	$17,498
General and administrative	13,550	11,659
Operating loss	(42,026)	(29,157)
Other income (expense), net:
Interest expense	(1,316)	(1,449)
Interest income and other income (expense), net	1,499	1,115
Other income (expense), net	183	(334)
Provision for income taxes	—	—
Net loss	$(41,843)	$(29,491)
Net loss per share of common stock and pre-funded warrants, basic and diluted	$(1.50)	$(1.91)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	27,901,739	15,416,203

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares	Amount	Capital	Accumulated	Equity (Deficit)
BALANCE — December 31, 2022	10,518,539	$11	$153,872	$(135,772)	$18,111
Exercise of stock options	713	—	1	—	1
Issuance of common stock for cash, net of issuance cost of $1,105	8,323,218	8	35,590	—	35,598
Exercise of pre-funded warrants	3,202,785	3	—	—	3
Share-based compensation	—	—	2,546	—	2,546
Net loss	—	—	—	(29,491)	(29,491)
BALANCE — December 31, 2023	22,045,255	$22	$192,009	$(165,263)	$26,768
Issuance of common stock for cash, net of issuance cost of $1,056	21,626,191	22	28,569	—	28,591
Share-based compensation	—	—	5,303	—	5,303
Issuance of common stock under equity plan awards	300,176	—	307	—	307
Net loss	—	—	—	(41,843)	(41,843)
BALANCE — December 31, 2024	43,971,622	$44	$226,188	$(207,106)	$19,126

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(41,843)	$(29,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	389	381
Stock-based compensation expense	5,303	2,546
Noncash lease expense	1,309	1,698
Noncash interest and other expense, net	202	186
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(110)	193
Accounts payable	1,605	(263)
Accrued expenses and other liabilities	1,273	(992)
Interest payable	(54)	16
Operating lease liabilities	(1,101)	(1,631)
Cash used in operating activities	(33,027)	(27,357)
Investing activities:
Purchase of property and equipment	(435)	(170)
Cash used in investing activities	(435)	(170)
Financing activities:
Proceeds from the issuance of common stock in connection with at the market offering, net of issuance costs	28,591	35,602
Repayment of loan	(4,398)	—
Proceeds from the issuance of common stock under equity plan awards	307	—
Cash provided by financing activities	24,500	35,602
Net increase in cash and cash equivalents	(8,962)	8,075
Cash, cash equivalents and restricted cash at beginning of period	39,673	31,598
Cash, cash equivalents and restricted cash at end of period	30,711	39,673
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,177	$1,249
Cash paid for business taxes	$54	$191
Non-cash investing activities: Property and equipment in accounts payable	$—	$—

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2024 and 2023

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception. As of December 31, 2024, the Company had cash and cash equivalents of $30.3 million, which is sufficient to fund operations beyond 12 months from the issuance of the financial statements.

The Company’s ability to fund continued development, including its Phase 3 clinical trial for amezalpat, will require significant additional capital. The Company intends to focus its short-term efforts on raising such capital through the issuance of additional equity or debt. Adequate additional financing may not be available to us on acceptable terms, or at all. If additional capital is not available to us on a timely basis, or at all, the Company will be required to take additional actions, including exploring potential merger opportunities and other strategic options, such as partnerships or collaborations for our programs, or may need to reduce operating expenses or delay, reduce the scope of, discontinue or alter the Company’s research and development activities, or may be forced to wind down its operations. The Company’s ability to continue as a going concern in the absence of additional capital is dependent upon its ability to control its expenses over the next 12 months, which include de-prioritizing R&D programs, a reduction in its workforce, and controlling variable spend, while management secures sources of capital or another strategic opportunity.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, the Company had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of approximately $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, the Company and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale Agreement (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. Pursuant to the prospectus supplement dated June 20, 2024 filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), the Company was able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. As of December 31, 2024, the Company has sold an aggregate of 21,626,191 shares of its common stock for gross proceeds of approximately $29.6 million, or $28.8 million after deducting commissions and offering expenses, pursuant to the ATM Program. As of December 31, 2024, approximately $175.4 million remained available for sale under the ATM Program.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company’s public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. On February 6, 2025, the Company filed a prospectus supplement with the SEC limiting the availability under the ATM Program to $14.5 million.

Between January 1, 2025 and March 21, 2025, we sold 1,464,321 shares of our common stock for gross and net proceeds of $1.3 million, pursuant to the ATM Program. As of March 21, 2025, we have approximately $13.4 million available for sale under the ATM Program.

PIPE Financing

On April 29, 2022, the Company completed a private investment in public equity (“PIPE”) financing from the sale of 3,149,912 shares of its common stock at a price per share of $2.36 and, in lieu of shares of common stock, pre-funded warrants to purchase up to 3,206,020 shares of its common stock at a price per pre-funded warrant of $2.359 to EcoR1 Capital, LLC and Versant Venture Capital (the “PIPE Investors”). Net proceeds from the PIPE financings totaled approximately $14.5 million, after deducting offering expenses. The Company entered into a registration rights agreement with the PIPE Investors pursuant to which the Company filed a registration statement with the SEC registering the resale of the 3,149,912 shares common stock and the 3,206,020 shares of common stock underlying the pre-funded warrants issued in the PIPE financing. As of December 31, 2024, all pre-funded warrants had been exercised.

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

Segment Information—The Company operates and manages its business as one reportable and operating segment, which is the business of discovery and development of small molecule drugs to treat cancers. All assets and operations are in the U.S. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. For additional segment information, see Note 12, Segment Reporting.

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

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to concentration of risk, consist principally of cash and money market fund. All of the Company’s cash and money market fund are deposited in accounts with a major financial institution in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (“SVB”), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors. The Company had subsequently transferred its accounts to one or more alternate depository institutions. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents consisted of bank deposits and money market funds.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2024 and 2023, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Recently Adopted Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which amends guidance in ASC 280, Segment Reporting. The amendments in this ASU expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 for the year ended December 31, 2024 and the application of ASU 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements. The adoption did result in enhanced disclosures as included in Note 12, Segment Reporting.

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,268	$—	$—	$30,268
Total	$30,268	$—	$—	$30,268

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$39,230	$—	$—	$39,230
Total	$39,230	$—	$—	$39,230

4. BALANCE SHEET ITEMS

Prepaid expenses and other current asset consist of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Prepaid expenses	$642	$700
Prepaid research and development costs	29	337
Other current assets	535	96
Total	$1,206	$1,133

Property and equipment, net, consists of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Computer equipment and software	$192	$169
Furniture and fixtures	328	328
Lab equipment	1,485	1,133
Leasehold improvements	201	235
Property and equipment	2,206	1,865
Less accumulated depreciation	(1,320)	(1,025)
Property and equipment—net	$886	$840

Depreciation expense for the years ended December 31, 2024 and 2023 was $389 and $381, respectively.

Accrued liabilities as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Accrued other liabilities	$1,335	$626
Accrued clinical trial liability	1,391	1,047
Total	$2,726	$1,673

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements—In January 2022, the Company entered into an 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of December 31, 2024 and 2023, the balance of the operating lease right of use assets were $8,643 and $9,952, respectively, and the related operating lease liability were $9,011 and $10,112, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $2,244 and $2,738 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future minimum annual lease payments under the Company’s operating lease liabilities were as follows:

Total Commitment
Year Ending	(in thousands)
2025	1,861
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	12,191
Less: imputed interest	(3,180)
Present value of operating lease obligations	9,011
Less: current portion	(869)
Noncurrent operating lease obligations	$8,142

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31, 2024.

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

Following the amendment to the loan agreement, the term loan matures on August 1, 2025 and has an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 began on July 1, 2024 and the Company paid the first principal payment to the Lender in July 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of December 31,

2024, the balance of the loan payable (net of debt issuance costs) was $6.4 million. The carrying value of the loan approximates fair value (Level 2).

For the years ended December 31, 2024 and 2023, total interest expense was $1,316 and $1,449, respectively.

7. STOCKHOLDERS' EQUITY

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share. No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2024 and 2023. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

Rights Plan

On October 10, 2023, the Company’s Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was effective as of October 23, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights will also attach to new common stock issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Preferred Stock at a price of $25.00 per one one-thousandth of a preferred share, subject to adjustment. The descriptions and terms of the Rights are set forth in a Rights Agreement, dated as of October 10, 2023 (the “Rights Agreement"), between the Company and Computershare Trust Company, NA.

On October 9, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement. The Amendment extends the Final Expiration Date of the Rights Agreement until immediately following the Company’s 2025 Annual Meeting of Stockholders or, if the Company’s stockholders approve the Rights Plan at or prior to such meeting, to October 10, 2026, unless the Rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Agreement.

On December 5, 2024, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Rights Agreement. The Second Amendment makes certain technical amendments to the rights and obligations of the Company’s Board of Directors to administer and make determinations with respect to the Rights Agreement and the rights issued thereunder. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.

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

On April 29, 2019, the Board of Millendo adopted the 2019 Equity Incentive Plan (the “2019 Plan”), subject to approval by the Company’s stockholders, and became effective with such stockholder approval on June 11, 2019. On June 17, 2022, the Company’s stockholders approved the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”), which amended and restated the 2019 Plan and was the successor to, and replacement of, the 2019 Plan.

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2025, the common stock reserved for issuance was increased by 1,758,864 shares. As of December 31, 2024, there were 508,017 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of December 31, 2024, there were 924,000 shares available for future grant under the 2023 Inducement Plan.

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

The 2019 ESPP provides that the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1, 2023 and continuing through (and including) January 1, 2029, by the lesser of 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 500,000 shares of Common Stock, or (iii) such lesser number of shares of Common Stock as determined by the Board of Directors (which may be zero). On January 1, 2025, the common stock reserved for issuance was increased by 500,000 shares.

As of December 31, 2024, 469,337 shares of common stock remained available for future issuance under the 2019 ESPP. During the year ended December 31, 2024, 93,477 shares of common stock had been issued under the 2019 ESPP.

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

The following shows the stock option activities for the years ended December 31, 2024 and 2023:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2022	1,553,041	$6.66
Granted	2,308,800	7.26
Exercised	(713)	1.23
Cancelled and forfeited	(307,016)	3.97
Balance—December 31, 2023	3,554,112	$7.28
Granted	897,125	3.96
Exercised	(81,699)	1.91
Cancelled and forfeited	(208,376)	8.23
Balance—December 31, 2024	4,161,162	6.62

The following table summarizes information about stock options outstanding at December 31, 2024:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	4,161,162	8.18	$6.62	$—
Vested and expected to vest	4,161,162	8.18	$6.62	$—
Exercisable	1,772,011	7.47	$6.78	$—

During the years ended December 31, 2024 and 2023, the Company granted employees and non-employees stock options to purchase 897,125 and 2,308,800 shares of common stock with a weighted-average grant date fair value of $3.33 and $6.05 per share, respectively. As of December 31, 2024 and 2023, total unrecognized compensation costs related to unvested employee stock options were $12,352 and $14,703, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years and 3.5 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2024 and 2023:

	2024	2023
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	109% - 124%	106% - 111%
Risk-free interest rate	3.5% - 4.7%	3.4% - 4.5%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023:

	2024	2023
Research and development	$2,222	$899
General and administrative	3,081	1,647
Total	$5,303	$2,546

9. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2024 and 2023, because the Company has incurred losses since inception. At December 31, 2024 and 2023 the Company concluded it was not more likely than not that it would realize its deferred tax assets, and therefore has recorded a full valuation allowance.

For the years ended December 31, 2024 and 2023, income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pre-tax loss as follows (in thousands):

	2024	2023
U.S. federal provision (benefit)
At statutory rate	$(8,786)	$(6,192)
State taxes	(2,958)	(2,492)
Valuation allowance	12,156	9,129
Tax credits	(1,136)	(836)
Stock-based compensation	709	371
Permanent differences	15	20
Total	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2024 and 2023 are shown below.

	2024	2023
Deferred tax assets:
Net operating losses	$143,896	$136,901
Research and development tax credits	20,513	19,240
Amortization	603	730
Lease liability	2,625	3,018
Stock based compensation	1,167	809
Other	491	449
Capitalized R&D	10,041	6,466
Total gross deferred tax assets	179,336	167,613
Less: valuation allowance	(176,799)	(164,643)
Total deferred tax assets	2,537	2,970
Deferred tax liability:
Right-of-use assets	(2,518)	(2,970)
Fixed assets	(19)	—
Total gross deferred tax liabilities	(2,537)	(2,970)
Net deferred tax assets	$—	$—

The valuation allowance increased by $12.2 million from December 31, 2023 to December 31, 2024 due primarily to the generation of net operating losses and research and development credits.

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $502.2 million and $487.8 million, respectively. As of December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $482.1 million and $457.8 million, respectively.

The federal and state net operating loss carryforwards begin to expire in 2031 and 2024, respectively, if not utilized. Federal net operating losses of $281.1 million are not subject to expiration.

As of December 31, 2024, the Company had federal and state research and development carryforwards of approximately $14.1 million and $4.1 million, respectively. The Company also had $7.4 million of Orphan Drug Credit. As of December 31, 2023, the Company had federal and state research and development carryforwards of approximately $12.7 million and $4.0 million, respectively. The federal and state credits begin to expire in 2031 and 2029, respectively, if not utilized; $3.0 million of the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2024. At least $455.8 thousand of legacy Millendo federal net operating losses are expected to expire unused due to prior ownership changes.

The Company has the following activity relating to unrecognized tax benefits as of December 31, 2024 and 2023:

	2024	2023
Beginning balance	$4,923	$4,650
Gross increase - tax position in current period	316	273
Ending balance	$5,239	$4,923

As of December 31, 2024 and 2023, none of the unrecognized tax benefits would impact the Company's effective tax rate due to the valuation allowance. The Company does not anticipate the uncertain tax positions will materially change in the next 12 months. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the accompanying balance sheet as of December 31, 2024 and 2023, respectively, and has not recognized penalties and/or interest in the accompanying statements of operations for the years ended December 31, 2024 and 2023, respectively.

The Company is subject to taxation in the United States, California, Massachusetts, and Michigan. The Company's tax years from inception are subject to examination by the IRS and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

10. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the year ended December 31, 2024, the Company contributed $161 to the 401(k) Plan. During the year ended December 31, 2023, the Company contributed $147 to the 401(k) Plan.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	2024	2023
Numerator:
Net loss	$(41,843)	$(29,491)
Denominator:
Weighted-average common shares outstanding	27,901,739	15,416,203
Weighted-average shares used in computing basic and diluted net loss per share	27,901,739	15,416,203

Net loss per share attributable to common stockholders—basic and diluted	$(1.50)	$(1.91)

As of December 31, 2024 and 2023, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of December 31, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	2024	2023
Options to purchase common stock	4,161,162	3,554,112
Restricted stock units	—	125,000
Common stock warrants	6,036	6,036
	4,167,198	3,685,148

12. SEGMENT REPORTING

The Company operates and manages its business as one reportable and operating segment, which is the business of discovery and development of small molecule drugs to treat cancers. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance, allocating resources and planning and forecasting future periods.

As the Company has not generated revenue, the CODM assesses Company performance through the achievement of research goals towards advancing the Company’s product candidates through stages of development. As such, the CODM is regularly provided with budgeted and forecasted expense information as well as the Company’s Consolidated Financial Statements which is used to determine the Company’s liquidity needs and pipeline resource allocation.

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer & Head of Corporate Strategy (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer & Head of Corporate Strategy concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, (the “2025 Proxy Statement”), no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item will be contained in our 2025 Proxy Statement, under the captions “Information Regarding Director Nominees and Continuing Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports,” if applicable, and is incorporated in this report by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct that applies to all officers, directors and employees. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to promptly disclose on our website (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the investors section of our website at www.tempesttx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding our Executive Compensation required by this item will be contained in our 2025 Proxy Statement under the caption “Executive and Director Compensation,” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Securities

Information regarding our Ownership of Securities required by this item will be contained in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information

Information regarding our Equity Compensation Plan required by this item will be contained in our 2025 Proxy Statement under the caption “Equity Compensation Plan Information,” and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Related Transactions and Director Independence required by this item will be contained in our 2025 Proxy Statement under the caption “Transactions with Related Persons and Indemnification,” and “Information Regarding the

Board of Directors and Corporate Governance – Independence of the Board of Directors,” and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Accounting Fees and Services required by this item will be contained in our 2025 Proxy Statement in Proposal 3 under the captions “—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

(a)(1) Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
4.2	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock					X
4.3	Rights Agreement, dated as of October 10, 2023, between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-35890	4.1	10/11/2023
4.4	Amendment No. 1, dated as of October 9, 2024, to Rights Agreement, dated as of October 10, 2023, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	001-35890	4.1	10/10/2024
4.5	Amendment No. 2, dated as of December 5, 2024, to Rights Agreement, dated as of October 10, 2023, as amended, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-35890	4.1	12/06/2024
10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021
10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021
10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan	10-K	001-35890	10.3	3/29/2022
10.13+	Amended and Restated 2019 Equity Incentive Plan	8-K	001-35890	10.1	6/21/2022
10.14+	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019
10.16+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020

10.17+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020
10.18+	Amended and Restated 2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/21/2022
10.19	Loan and Security Agreement, dated January 15, 2021, by and among Oxford Finance LLC, the Lenders party thereto, and Tempest	S-4/A	333-255198	10.3	5/4/2021
10.20+	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021
10.21+	Employment Agreement, dated July 7, 2021, by and between the Company and Stephen Brady	8-K	001-35890	10.2	7/07/2021
10.23+	Employment Agreement, dated July 7, 2021, by and between the Company and Samuel Whiting, M.D., Ph.D.	8-K	001-35890	10.4	7/07/2021
10.24	Lease Agreement, dated January 24, 2022, by and between HCP Life Science REIT, Inc. and Tempest Therapeutics, Inc.	10-K	001-35890	10.24	03/22/2023
10.25	First Amendment to Loan and Security Agreement, dated December 23, 2022, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc.	8-K	001-35890	10.1	12/29/2022
10.26	Second Amendment to Loan and Security Agreement, dated November 3, 2023, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc	10-K	001-35890	10.26	03/19/2024
10.27	Tempest Therapeutics, Inc. Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.1	8/10/2023
10.28	Form of Option Grant Package under the Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.2	8/10/2023
10.29	Tempest Therapeutics, Inc. 2023 Inducement Plan	10-Q	001-35890	10.3	8/10/2023
10.30	Form of Option Grant Package under the 2023 Inducement Plan	10-Q	001-35890	10.4	8/10/2023
10.32#	Roche Supply Agreement, dated October 7, 2024, by and between the Registrant and F. Hoffmann-La Roche Ltd.					X
10.33	Executive Employment Agreement, dated January 1, 2025, by and between the Registrant and Nicholas Maestas					X
19.1	Tempest Therapeutics, Inc. Insider Trading Policy					X
21.1	Subsidiaries of the Registrant	10-K/A	001-35890	21.1	4/1/2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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

						X
97.1+	Incentive Compensation Recoupment Policy	10-K	001-35890	97.1	03/19/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page formatted as inline XBRL with applicable taxonomy extension contained in Exhibit 101.

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
Nicholas Maestas
Chief Financial Officer & Head of Corporate Strategy (Principal Financial Officer)

Date: March 27, 2025

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

Signature	Title	Date
/s/ Stephen Brady	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2025
Stephen Brady

/s/ Nicholas Maestas	Chief Financial Officer & Head of Corporate Strategy (Principal Financial Officer)	March 27, 2025
Nicholas Maestas

/s/ Justin Trojanowski	Corporate Controller, Treasurer (Principal Accounting Officer)	March 27, 2025
Justin Trojanowski

/s/ Michael Raab	Chairman of the Board of Directors	March 27, 2025
Michael Raab

/s/ Geoff Nichol	Director	March 27, 2025
Geoff Nichol, M.B., Ch.B., M.B.A.

/s/ Christine Pellizzari	Director	March 27, 2025
Christine Pellizzari

/s/ Ronit Simantov	Director	March 27, 2025
Ronit Simantov, M.D.