Form 10-K/A
period 2024-12-31
Tempest Therapeutics, Inc.
filed 2025-04-30
CIK 1544227

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
of the Act). Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
common equity of the registrant held by
non-affiliates
as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $28.47 per share (on a reverse split basis) of the registrant’s common stock as reported on The Nasdaq Stock Market LLC on June 28, 2024, was approximately $53.6 million. For purposes of this computation, all officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant are deemed to be affiliates. This calculation does not reflect a determination that certain holders are affiliates of the Registrant for any other purpose.
As of April 25, 2025, the registrant had 3,655,015 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Auditor Name: Ernst & Young LLP	Auditor Location Chicago, Illinois	Auditor Firm ID: 42

EXPLANATORY NOTE

Tempest Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Initial Filing”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Initial Filing to update the exhibit list. We are filing this Amendment to include Part III information in our Form 10-K because the Company’s definitive proxy statement will not be filed within 120 days after the end of the fiscal year covered by the Company’s Annual Report on Form 10-K.

In addition, Item 15 of the Initial Filing has also been amended to reflect the filing of the new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

IMPORTANT NOTE REGARDING THE 2025 REVERSE STOCK SPLIT

In April 2025, following stockholder approval, we effected a one-for-thirteen reverse stock split (“Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split took effect on April 8, 2025, and our shares began trading on a post-split basis on April 9, 2025. Accordingly, all share and per share amounts for all periods presented in this Amendment have been retroactively adjusted to reflect the Reverse Stock Split. In addition, all equity awards outstanding immediately prior to the Reverse Stock Split were proportionally adjusted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

The following table sets forth information regarding each member of our Board of Directors (the “Board”), including their ages as of March 31, 2025. There are no family relationships among any of our directors.

Name	Age	Position	Director Since
Stephen Brady	55	Chief Executive Officer, President and Director	2021
Geoff Nichol	70	Director	2019
Christine Pellizzari	57	Director	2021
Ronit Simantov	60	Director	2021
Michael Raab	60	Chairman of the Board	2021

Stephen Brady

Stephen Brady has served as our Chief Executive Officer and as a member of our Board since June 2021 and as our President since September 2023. Mr. Brady also served as President and Chief Operating Officer of our legacy company from September 2019 until June 2021. Previously, from September 2013 until April 2019, Mr. Brady served in various leadership positions, most recently as Executive Vice President, Strategy and Finance, at Immune Design, Inc., a biopharmaceutical company that was acquired by Merck in 2019. At Immune Design, Mr. Brady led the general and administrative functions at the company, including strategy, corporate development, finance and investor and public relations. Prior to Immune Design, he held roles of increasing responsibility in multiple biopharmaceutical companies, including as Vice President of Corporate Development at Proteolix, where he had primary responsibility for the company’s business development activities and sale to Onyx Pharmaceuticals. Mr. Brady served as a member of the board of directors of Atreca, Inc. from July 2021 to May 2024, and has served as a member of the board of the Biotechnology Innovation Organization (BIO), Emerging Companies Section Governing Board, since 2022. Mr. Brady received a B.A. in English from the University of Oregon, a J.D. from the University of the Pacific and an LL.M. from New York University School of Law. Mr. Brady’s role as our Chief Executive Officer, his business expertise and his prior leadership roles in biotechnology companies provides him with the qualifications and skills to serve as a member of our Board.

Geoff Nichol, M.B., Ch.B., M.B.A.

Geoff Nichol has served as a member of our Board since June 2021, and served as a member of the board of our legacy company December 2019 until June 2021. Dr. Nichol has nearly 30 years’ experience in drug development. Dr. Nichol has served as SVP, Development at AbCellera Biologics, a monoclonal antibody discovery and development company since May 2023. From November 2016 to October 2021, Mr. Nichol served as Chief Medical Officer at BioMarin Pharmaceutical Inc., where he managed an active portfolio of clinical development programs. In October 2021, Dr. Nichol transitioned into a Senior Advisor role until his retirement from Biomarin in April 2023. Prior to Biomarin, Dr. Nichol was Executive Vice President, Research and Development at Sangamo BioSciences from July 2011 to November 2016, where he managed the preclinical development of several IND candidates and Senior Vice President of Development at Medarex, where he was responsible for a portfolio of clinical development programs. Prior to joining Medarex, Dr. Nichol was Vice President at Novartis, where he managed a clinical development therapeutic area, United States Medical Affairs, and Global Project and Portfolio Management. Before Novartis, Dr. Nichol held various positions up to Group Medical Director, Clinical Development at SmithKline Beecham, where he was responsible for anti-infective development and medical affairs. Dr. Nichol received a B.Med.Sc., M.B., Ch.B., or the equivalent of an M.D. in the United States, from Otago University Medical School in New Zealand and an M.B.A. from Warwick University in the United Kingdom. Mr. Nichol’s financial and business expertise, including his background as an executive officer of pharmaceutical and biotechnology companies, provides him with the qualifications and skills to serve as a member of our Board.

Christine Pellizzari

Christine Pellizzari has served as a member of our Board since July 2021. Ms. Pellizzari has served as the Principal of CAP Strategic Advisory Services since May 2024, and previously served as the Chief Legal and Human Resources Officer of Science 37 Holdings, Inc. (Science 37) from July 2021 to May 2024. Ms. Pellizzari has served as a director and member of audit committee of Imunon, Inc. (formerly Celsion Corporation) since June 2021 and a director and member of the audit and compensation committees of Neurosense Therapeutics Ltd. since December 2021. Ms. Pellizzari served as Chief Legal Officer of Insmed, Inc. from 2018 to 2021 and prior to that as the General Counsel and Corporate Secretary from 2013 to 2018. Prior to joining Insmed,

Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, Inc., most recently as Executive Vice President, General Counsel and Secretary. Prior to Aegerion, Ms. Pellizzari served as Senior Vice President, General Counsel and Secretary of Dendrite International, Inc. Ms. Pellizzari joined Dendrite from the law firm of Wilentz, Goldman & Spitzer where she specialized in health care transactions and related regulatory matters. She previously served as law clerk to the Honorable Reginald Stanton, Assignment Judge for the Superior Court of New Jersey. Ms. Pellizzari received her B.A. from the University of Massachusetts, Amherst and her J.D. from the University of Colorado, Boulder. Ms. Pellizzari’s legal, financial and business expertise in the biotechnology industry, including her experience in the capital markets and financial and legal compliance, qualifies her to serve as a member of our Board.

Ronit Simantov, M.D.

Ronit Simantov, M.D. has served as member of our Board since August 2021. Dr. Simantov has served as Chief Medical Officer of Gamida Cell Ltd. since July 2017 and as the Chief Scientific Officer since July 2021. From July 2021 to July 2023, Dr. Simantov served as a member of the board of directors of Clovis Oncology, Inc. Prior to joining Gamida Cell, Dr. Simantov served as Vice President, Oncology Global Medical Affairs at Pfizer Inc., where she was responsible for multiple oncology programs in various roles. Prior to Pfizer, Dr. Simantov served as Vice President of Clinical Research at OSI Pharmaceuticals, as Chief Medical Officer at CuraGen Corporation (acquired by Celldex) where she led development of small molecules and antibody-drug conjugates, and at Bayer HealthCare Pharmaceuticals, where she led the Phase 3 study of Nexavar® (sorafenib) resulting in the first approval of a tyrosine kinase inhibitor in renal cell carcinoma. Prior to joining industry, Dr. Simantov spent seven years on the academic faculty at Weill Medical College of Cornell University, where she directed the fellowship program and conducted angiogenesis and vascular biology research. She has authored over 40 peer-reviewed manuscripts. Dr. Simantov holds an M.D. from New York University School of Medicine and a B.A. from Johns Hopkins University. She completed a residency in internal medicine at New York Hospital Cornell Medical Center, and a fellowship in hematology and oncology at Weill Cornell Medicine. Dr. Simantov’s extensive clinical and scientific experience provides her with the qualifications and skills to serve as a member of our Board.

Michael Raab

Michael Raab has served as a member and as Chairman of our Board since June 2021, and served as a member and Chairman of the board of directors of our legacy company from December 2018 until June 2021. Mr. Raab has served as Ardelyx Inc.’s President and Chief Executive Officer since March 2009 and as a member of the board of directors since 2008. Before Ardelyx, Mr. Raab was a partner at New Enterprise Associates (“NEA”), where he focused on the biotechnology and pharmaceutical sectors. Prior to joining NEA, Mr. Raab spent 15 years in commercial and operating leadership roles in the biotech and pharmaceutical industries, including serving as Senior Vice President, Therapeutics and General Manager of the Renal Division at Genzyme Corporation, or Genzyme, a biotechnology company. Mr. Raab also spent two years with Genzyme’s diagnostic products and services division. Before Genzyme, Mr. Raab held business development and sales and marketing positions at Repligen Corporation, a life sciences company, and Bristol-Myers Corporation. Mr. Raab has been the lead independent director of Amicus Therapeutics, Inc. since 2004. Mr. Raab received his B.A. from DePauw University. Mr. Raab’s industry and investment experience qualifies him to serve as a member of our Board.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers who are not listed above as a member of our board of directors, including their ages as of March 31, 2025. There are no family relationships among any of our executive officers.

Name	Age	Position
Stephen Brady	55	Chief Executive Officer, President and Director
Samuel Whiting	59	Executive Vice President and Chief Medical Officer
Nicholas Maestas	45	Chief Financial Officer and Corporate Secretary

Samuel Whiting, M.D., Ph.D.

Dr. Whiting has served as our Executive Vice President and Chief Medical Officer since November 2020. Prior to joining us, Dr. Whiting served as Senior Vice President of Clinical Development at Calithera Biosciences, a clinical-stage biotech company focused on developing treatments for cancer and other life-threatening diseases, from January 2019 to November 2020, and as Vice President, Clinical Development, from May 2016 to December 2018. Before Calithera, Dr. Whiting served as Vice President of Research and Clinical Development at Gradalis and worked in development of small molecule targeted and immuno-

oncology agents at VentiRx Pharmaceuticals and Oncothyreon. Prior to joining industry, Dr. Whiting served as Assistant Professor of Medical Oncology at the University of Washington, Assistant Member of Clinical Research at the Fred Hutchinson Cancer Research Center, and Clinical Head of Gastrointestinal Oncology at the Seattle Cancer Care Alliance. Dr. Whiting completed fellowship training in medical oncology at the Fred Hutchinson Cancer Research Center. His training in internal medicine was through the ABIM Research Pathway at the University of Washington. Dr. Whiting received his B.S. with Honors in Chemistry from Lewis and Clark College and his M.D. and Ph.D. in the Medical Scientist Training Program at the University of Washington.

Nicholas Maestas

Mr. Maestas has served as our Chief Financial Officer and Head of Corporate Strategy since January 2025, having previously served as Vice President, Finance and Strategy from July 2021 through December 2024, and has served as our Corporate Secretary since September 2022. Prior to joining us, Mr. Maestas served as the head of FP&A and strategic finance at Alector, a biopharmaceutical company that develops therapies for the treatment of neurodegeneration diseases, from July 2019 to July 2021. Prior to joining Alector, from November 2014 to July 2019, Mr. Maestas served in a variety of roles at Immune Design, an oncology immunotherapy company that was acquired by Merck & Co in 2019, including as Senior Director, Corporate Development & Operations from January to July 2019 and Director, Corporate Development & Operations from January 2017 to December 2018. Mr. Maestas received a B.A. in Molecular and Cell Biology from the University of California, Berkeley and an M.B.A from The Wharton School, University of Pennsylvania.

CORPORATE GOVERNANCE

Audit Committee

The Board has a separately designated Audit Committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Geoff Nichol, Christine Pellizzari and Michael Raab, served as members of the Audit Committee during 2024 with Ms. Pellizzari serving as Chair. The Board determined that each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Our Board has determined that Ms. Pellizzari is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board has examined each Audit Committee member’s scope of experience and the nature of their employment.

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct that applies to all officers, directors and employees. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to promptly disclose on our website (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the investors section of our website at www.tempesttx.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Amendment.

Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees and designated consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form
10-K
for our fiscal year ended December 31, 2024, originally filed with the SEC on March 27, 2025.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by our Chief Executive Officer and the two other most highly compensated executive officers (the “Named Executive Officers”) during the fiscal years indicated:

Name and Principal Position	Year	Salary $	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (5)	Total ($)
Stephen Brady	2024	600,000	977,999	280,500	13,800	1,872,299
Chief Executive Officer and President	2023	567,000	6,084,172	343,035	13,200	7,007,407
Samuel Whiting	2024	481,749	391,200	175,838	13,800	1,062,587
Chief Medical Officer	2023	454,480	2,717,298	199,971	13,200	3,384,949
Nicholas Maestas	2024	365,547	156,480	100,068	—	622,095
Chief Financial Officer	2023	351,488	853,609	113,355	586	1,319,038

(1)
Amounts reflect the aggregate grant date fair value of the option awards granted to our Named Executive Officers during the relevant fiscal years under our equity incentive plans, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“
ASC 718
”). The assumptions used in calculating the grant date fair value of the options are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2024. These amounts do not reflect the actual economic value that may be realized by the Named Executive Officers.

(2)	See “— Narrative Disclosure to Summary Compensation Table—Equity-Based Incentive Awards ” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(3)
The amounts reported in this column represent annual performance-based bonuses earned based on the achievement of company and individual performance goals and other factors deemed relevant by our Board and Compensation Committee. For additional information, see “—
Narrative Disclosure to Summary Compensation Table —Annual Performance-Based Cash Compensation
.”

(5)	The amounts reported represent Company matching contributions made by us to the Named Executive Officer’s 401(k) plan account.
Narrative Disclosure to the Summary Compensation Table
Annual Base Salary
Our Named Executive Officers receive a base salary to compensate them for services rendered to us. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. None of our Named Executive Officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. See “—
Employment Arrangements
” for additional information.
Equity-Based Incentive Awards
Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. The use of options also can provide tax and other advantages relative to other forms of equity compensation.
We award equity grants broadly to our employees, including our non-executive
employees. Grants to our executives, including the Named Executive Officers, and other employees are made at the discretion of the Board and are generally made upon commencement of employment, promotion or annually during the first quarter of each year. We believe that our equity awards are an important retention tool for our Named Executive Officers, as well as for our other employees.
In connection with our annual grant process, on January 2, 2024, our Compensation Committee approved the grant to each of Mr. Brady, Dr. Whiting and Mr. Maestas of an option to purchase 19,230, 7,691 and 3,076 shares of our common stock, respectively, at an exercise price of $60.58 per share, under our Amended and Restated 2019 Equity Incentive Plan (the “2019 EIP”). Each option vests in equal monthly installments over a four-year period, subject to the executive’s continuous service to us through each vesting date. See “—
Outstanding Equity Awards at Fiscal Year End
” for further information.

Annual Performance-Based Cash Compensation
We develop a performance-based bonus program annually. Under the 2024 annual performance-based bonus program, each Named Executive Officer was eligible for an annual performance bonus based on (1) the individual’s target bonus, as a percentage of annual base salary, and (2) the percentage attainment of our 2024 corporate goals established by our Board in its sole discretion and communicated to each officer.
Each Named Executive Officer is assigned a target performance bonus expressed as a percentage of their annual base salary, which for 2024 was 55% for Mr. Brady, 40% for Dr. Whiting and 30% for Mr. Maestas. Mr. Brady’s target cash incentive payment is calculated 100% on fulfilment of corporate objectives, and Dr. Whiting and Mr. Maestas’ target cash incentive payments are calculated 75% on fulfilment of corporate objectives and 25% on fulfillment of individual objectives. For 2024, the Board determined that 85% of the corporate objectives were achieved and 110% of individual objectives for each of Dr. Whiting and Mr. Maestas were achieved. These performance-based bonuses are reflected above in the column of the Summary Compensation Table above entitled
“Non-Equity
Incentive Plan Compensation.”
Outstanding Equity Awards at Fiscal Year End
The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards for the Named Executive Officers.

Name	Grant Date	Vesting Commencement Date		Option Expiration Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)
Stephen Brady	1/3/2024	1/3/2024	(1)(3)	1/2/2034	4,411	14,819	121.16
	10/11/23	10/11/23	(2)(3)	10/10/33	16,264	39,504	254.02
	1/3/23	1/3/23	(1)(3)	1/2/33	6,537	7,100	31.98
	6/21/22	6/21/22	(2)(3)	6/20/32	8,343	5,004	61.10
	1/4/22	1/4/22	(1)(3)	1/3/32	5,306	1,963	141.70
	4/29/21	6/25/21	(1)(3)	4/28/31	4,927	612	343.20
	3/10/21	3/5/21	(1)(3)	3/9/31	583	36	133.25
	3/30/20	2/20/20	(3)	3/29/30	5,404	—	76.70
	9/16/19	9/9/19	(3)	9/15/29	8,494	—	64.61
Samuel Whiting	1/3/2024	1/3/2024	(1)(3)	1/2/2034	1,771	5,920	121.16
	10/11/23	10/11/23	(2)(3)	10/10/33	7,290	17,710	254.02
	1/3/23	1/3/23	(1)(3)	1/2/33	2,569	2,792	31.98
	6/21/22	6/21/22	(2)(3)	6/20/32	2,676	1,606	61.10
	1/4/22	1/4/22	(1)(3)	1/3/32	1,627	602	141.70
	4/29/21	6/25/21	(1)(3)	4/28/31	1,176	162	343.20
	3/10/21	3/5/21	(1)(3)	3/9/31	217	15	133.25
	11/16/20	11/16/20	(3)	11/15/30	4,765	—	76.70
Nicholas Maestas	1/3/2024	1/3/2024	(1)(3)	1/2/2034	708	2,368	121.16
	10/11/23	10/11/23	(2)(3)	10/10/33	2,247	5,444	254.02
	1/3/23	1/3/23	(1)(3)	1/2/33	1,422	1,533	31.98
	6/21/22	6/21/22	(2)(3)	6/20/32	2,466	1,477	61.10
	1/4/22	1/4/22	(1)(3)	1/3/32	1,094	405	141.70
	7/12/21	7/12/21	(2)(3)	7/11/31	1,527	259	628.94

(1)	Shares of common stock underlying the options vest in a series of 48 equal monthly installments measured from the vesting commencement date, subject to the executive’s continued service.
(2)
One-fourth
(1/4
th
) of the shares of common stock underlying this option vested on the one-year
anniversary of the Vesting Commencement Date, and the remaining shares vest in a series of 36 equal monthly installments thereafter, subject to the executive’s continued service.

(3)
If we consummate a change in control, then the vesting of all of the shares of common stock subject to this option will be immediately accelerated such that all shares will be deemed fully vested and exercisable as of the date immediately prior to the effective date of the change in control, subject to the Named Executive Officer’s continuous service to us through each vesting date.

Employment Arrangements
Each of our Named Executive Officers’ employment is “at will” and may be terminated at any time. Below is a description of our employment arrangements with each of our Named Executive Officers.
Stephen Brady
Mr. Brady entered into an employment agreement, dated January 12, 2022 that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary, which was increased to $600,000, effective January 1, 2024, and which remains in effect. Mr. Brady is eligible to receive an annual bonus equal to 55% of his base salary, as determined by the Board in its sole discretion, and certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.”
Sam Whiting
Dr. Whiting entered into an employment agreement, dated January 12, 2022 that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary, which was increased to $481,749, effective January 1, 2024, and which remains in effect. Dr. Whiting is eligible to receive an annual bonus equal to 40% of his base salary, as determined by the Board in its sole discretion, and to certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.”
Nicholas Maestas
In connection with Mr. Maestas’ promotion to Chief Financial Officer, he entered into an employment agreement, dated January 1, 2025, that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary of $425,000. Mr. Maestas is eligible for an annual bonus equal to 40% of his base salary beginning in 2025, as determined by the Board in its sole discretion, and to certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.”
Change in Control and Severance Arrangements
Pursuant to the employment agreements with our Named Executive Officers, if a Named Executive Officer’s employment is terminated by us without Cause or if a Named Executive Officer resigns for Good Reason (each as defined below), they will be entitled to receive
(i) bi-weekly
payments equal to the sum of 12 months of the executive’s base salary for Mr. Brady, 9 months for Dr. Whiting and 9 months for Mr. Maestas, plus a prorated portion of the executive’s target annual bonus for the calendar year in which termination occurs and (ii) if the executive elects to continue health insurance coverage under COBRA, the payment of the monthly premium under COBRA until the earlier of 12 months for Mr. Brady, 9 months for Dr. Whiting and 9 months for Mr. Maestas following termination date or the date on which the executive commences full-time employment or employment that provides eligibility for healthcare benefits substantially comparable to those provided by us.
Moreover, if a Named Executive Officer’s employment is terminated by us without Cause or a Named Executive Officer resigns for Good Reason within three months prior to or 12 months following a Change in Control (as defined below), then in lieu of the severance benefits described above the Named Executive Officer will be entitled to receive (i) a lump-sum
amount equal to the sum of 18 months for Mr. Brady, 12 months for Dr. Whiting and 12 months for Mr. Maestas of the executive’s base salary plus the executive’s annual target bonus at 150% for Mr. Brady, 100% for Dr. Whiting and 100% for Mr. Maestas and (ii) payment of COBRA premiums as described above for up to 18 months for Mr. Brady, 12 months for Dr. Whiting and 12 months for Mr. Maestas.
Our Named Executive Officers’ receipt of any severance benefits is subject to the execution and non-revocation
of a separation agreement containing, among other things a general release of claims in favor of us and our related persons and entities, confidentiality, return of property and non-solicitation
and
non-disparagement
covenants.
Further, if we are subject to a Change in Control prior to the termination of a Named Executive Officer’s service, then 100% of any unvested shares subject to any stock options then held by the Named Executive Officer shall vest and become exercisable in full.

For purposes of each Named Executive Officer’s employment agreements, each of the following terms has the meaning ascribed to such term in the applicable offer letter agreement but are summarized below:

•
“Cause” means conduct involving one or more of the following by the Named Executive Officer: (i) (1) with respect to Mr. Brady, his willful and continued failure or refusal to perform material, lawful duties required by him as an employee of the Company and (2) with respect to Dr. Whiting and Mr. Maestas, their failure to perform a substantial portion of their duties and responsibilities in accordance with the terms or requirements of the employment agreement and their position with Company, in each case of (1) and (2), which such failure continues for (or is not permanently cured within), a period of 30 days after written notice is given to the Named Executive Officer by the Company (except in the case of physical or mental illness); (ii) (1) with respect to Mr. Brady, his gross negligence, willful misconduct or international misrepresentation in connection with the performance of his duties and (2) with respect to Dr. Whiting and Mr. Maestas, their disloyalty, gross negligence, willful misconduct or dishonesty that materially injures Tempest or their breach of fiduciary duty to Tempest; (iii) conviction of a felony, or a misdemeanor involving moral turpitude or fraud; (iv) commission of an act of embezzlement or fraud; or (v) material breach of any agreement with us. A termination of employment by reason of Disability shall not be treated as an involuntary termination without Cause.

•	“Change in Control” has the meaning ascribed to such term in our 2017 Equity Incentive Plan (“2017 EIP”).

•
“Disability” means the inability to materially engage in duties and responsibilities by reason of any medically determinable physical or mental impairment for a period of not less than 120 consecutive days or not less than 180 days during any one-year
period.

•
“Good Reason” means, without the Named Executive Officer’s express written consent: (i) any reduction in annual base salary other than a reduction that is proportional to general reductions affecting other senior executive officers generally; (ii) (1) with respect to Mr. Brady, a material diminution in responsibilities, authority or duties and (2) with respect to Dr. Whiting and Mr. Maestas, a material diminution in title or scope of responsibilities (but excluding removal from our Board); and (iii) with respect only to Mr. Brady: (w) a material change in the geographic location at which he provides services to us; (x) a material breach of the Brady Agreement by us; (y) appointing an officer of the Company whose responsibilities, function, title, reports and reporting would indicate that he is subordinate to such officer; or (z) no longer serving as an officer with a similar title or responsibilities at the “top level” corporate entity following our Change in Control.

Health and Welfare Benefits; Perquisites
Our Named Executive Officers are eligible to participate in our employee benefit plans, including medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other full-time employees. Any part-time employees we hire would not be eligible to participate in our employee benefit plans. We generally do not provide perquisites or personal benefits to our Named Executive Officers, except in limited circumstances, and we did not provide any perquisites or personal benefits to our Named Executive Officers in 2024.
401(k) Plan
We participate in a multiple employer
tax-qualified
401(k) savings plan which allows participants to defer eligible compensation up to the maximum amount allowed under Internal Revenue Service guidelines. Under our 401(k) plan, we currently make matching contributions of 100% on up to 4% of an employee’s eligible contributions to the plan, up to a maximum of $13,800 per year.
Clawback Policy
Our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule
10D-1
of the Exchange Act and Nasdaq Listing Rule 5608, provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, we grant stock options to our employees, including our named executive officers. Historically, we have granted new-hire option
awards on or soon after a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at the regularly scheduled meeting of the Compensation Committee occurring in such quarter.
Also, non-employee directors
receive automatic grants of initial and annual stock option awards, on the date of each annual meeting of stockholders, pursuant to the non-employee director
compensation policy, as further described under the heading, “
Director Compensation—
Non-Employee
Director Compensation Program
” below. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.
D
IRECTOR
C
OMPENSATION
Non-Employee
Director Compensation Program
The following is a description of the standard compensation arrangements under which our non-employee
directors are compensated for their service as directors, including as members of the various committees of our Board.
Each
non-employee
director receives an annual base retainer of $40,000 with the non-executive
Board Chair receiving an additional annual base retainer of $35,000. In addition, our non-employee
directors receive the following cash compensation for committee services, as applicable:

•
each chair of our Audit, Compensation, Nominating and Corporate Governance and Science & Technology committees receives an additional annual retainer of $15,000, $10,000, $8,000 and $8,000, respectively; and

•
each other
non-chair
member of our Audit, Compensation, Nominating and Corporate Governance and Science & Technology committees receives an additional annual retainer of $7,500, $5,000, $4,000 and $4,000, respectively.

These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any partial months of service. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.
In addition,
non-employee
directors first appointed to the Board are eligible to receive an initial option to purchase 1,923 shares of our common stock. The shares subject to each such stock option will vest over a three-year period, subject to the director’s continued service as a director, with one-third
of the award vesting on the first anniversary of the grant date and the remainder of the award vesting in equal monthly installments thereafter. Further, on the date of each annual meeting of stockholders, each non-employee
director that continues to serve as a
non-employee
member on our Board will receive an option to purchase 1,230 shares of our common stock. The shares subject to each such stock option will vest on the earlier to occur of the first anniversary of the grant date and the date of the first annual meeting of stockholders following the grant date, subject to the director’s continued service as a director. The exercise price of these options will equal the fair market value of our common stock on the date of grant. Vested stock options will be exercisable during any period of service to the Company and for one-year
thereafter; provided, that no stock option shall be exercisable more than ten years after the date of the stock option grant.
This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
All directors are entitled to reimbursement of ordinary expenses incurred in connection with attendance at meetings of our Board.
Non-Employee
Director Compensation Table
The following table sets forth information for the year ended December 31, 2024 regarding the compensation awarded to or earned by our non-employee
directors. Mr. Brady is not included in the table below, as he was an employee and received no additional compensation for his service as director. As a Named Executive Officer, the compensation received by Mr. Brady is shown above in “—
Executive Compensation—Summary Compensation Table
.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Geoff Nichol	55,500	40,403	95,903
Christine Pellizzari	55,000	40,403	95,403
Michael Raab	105,500	40,403	145,903
Ronit Simantov	48,000	40,403	88,403

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2024 computed in accordance with ASC 718. These amounts do not reflect the actual economic value that will be realized by the director.

(2)	The following table provides information regarding the aggregate number of equity awards granted to our non-employee directors that were outstanding as of December 31, 2024:

Name	Option Awards Outstanding at Year End
Geoff Nichol	2,823
Christine Pellizzari	2,639
Michael Raab	5,044
Ronit Simantov	2,639

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2025, the most recent practicable date for computing beneficial ownership, by:

•	each of our Named Executive Officers;

•	each of our directors and director nominees;

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Applicable percentage ownership is based on 3,519,602 shares of our common stock issued and outstanding as of March 31, 2025. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options and warrants held by such persons that are currently exercisable or convertible or will be exercisable or convertible within 60 days of March 31, 2025. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. All share figures in the table below give effect to the Reverse Stock Split that became effective April 8, 2025.

Name of Beneficial Owner (1)	Number of Shares	Percent of Total
Stockholders Owning Greater than 5%:
Entities affiliated with Versant Venture Capital(2)	269,770	7.66%
Directors and Named Executive Officers:
Stephen Brady(3)	78,706	2.19%
Samuel Whiting(4)	29,209	*
Michael Raab(5)	3,814	*
Nicholas Maestas(6)	13,592	*
Geoff Nichol(7)	1,593	*
Christine Pellizzari(8)	1,409	*
Ronit Simantov(9)	1,409	*
All current directors and executive officers as a group (7 persons)	129,732	3.56%

*	Less than one percent.
(1)	The address for each director and executive officer is c/o Tempest Therapeutics, Inc., 2000 Sierra Point Parkway, Suite 400, Brisbane, California, 94005

(2)

The indicated ownership is based solely on a Schedule 13D/A filed with the SEC by Versant Venture Capital IV, L.P. (“Versant IV”), Versant Side Fund IV, L.P. (“Side Fund IV”), Versant Ventures IV, LLC (“LLC IV”), Versant Venture Capital VI, L.P. (“Versant VI”), Versant Ventures VI GP, L.P. (“GP VI”), Versant Ventures VI GP-GP, LLC (“LLC VI”), Versant Vantage II, L.P. (“Vantage II LP”), Versant Vantage II GP, L.P. (“Vantage II GP”), Versant Vantage II GP-GP, LLC (“Vantage II LLC” and, with Versant IV, Side Fund IV, LLC IV, Versant VI, GP VI, LLC VI, Vantage II LP and Vantage II GP, collectively, the “Versant Reporting Persons”). LLC IV is the general partner of Versant IV and Side Fund IV, and LLC IV has voting and dispositive power over the shares held by Versant IV and Side Fund IV. LLC VI is the general partner of GP VI, which is the general partner of Versant VI. Each of LLC VI and GP VI share voting and dispositive power over the shares held by Versant VI. Vantage II LLC is the general partner of Vantage II GP, which is the general partner of Vantage II LP. Each of Vantage II LLC and Vantage II GP share voting and dispositive power over the shares held by Vantage II LP. Represents (i) 16,147 shares of common stock held by Versant VI, (ii) 162,972 shares of common stock held by Vantage II LP, (iii) 90,084 shares of common stock held by Versant IV, and (iv) 567 shares of common stock held by Side Fund IV, as reported on Schedule 13D filed with the SEC on May 9, 2022, as amended by Schedule 13D/A filed with the SEC on November 9, 2023, Schedule 13D/A filed with the SEC on February 8, 2024, Schedule 13D/A filed with the SEC on May 13, 2024, Schedule 13D/A filed with the SEC on August 12, 2024 and Schedule 13D/A filed with the SEC on February 11, 2025, and retroactively adjusted to reflect the Reverse Stock Split. Thomas Woiwode, Kirk Nielsen, Bradley Bolzon, Robin Praeger, William Link, Samuel Colella, Rebecca Robertson, Brian Atwood, Ross Jaffe and Charles Warden, the managing members of LLC IV, may be deemed to possess voting and dispositive control over the shares held by Versant IV and Side Fund IV, and may be deemed to have indirect beneficial ownership of the shares held by such entities but disclaims beneficial ownership of such securities, except to the extent of their respective pecuniary interest therein, if any, and except for purposes of determining their obligations under Section 13(d) of the Securities Exchange Act of 1934, as amended (“Section 13(d)”). Thomas Woiwode, Bradley Bolzon, Jerel Davis, Kirk Nielsen, Clare Ozawa and Robin Praeger, the managing directors of LLC VI, may be deemed to possess voting and dispositive control over the shares held by Versant VI and may be deemed to have indirect beneficial ownership of the shares held by such entity but disclaims beneficial ownership of such securities, except to the extent of their respective pecuniary interest therein, if any, and except for purposes of determining their obligations under Section 13(d). The address of each of these persons and entities is One Sansome, Suite 1650, San Francisco, CA 94104.

(3)	Represents (i) 3,613 shares of common stock and (ii) 75,093 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.
(4)	Represents (i) 590 shares of common stock and (ii) 28,619 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.
(5)	Represents 3,814 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.
(6)	Represents (i) 666 shares of common stock and (ii) 12,926 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.
(7)	Represents 1,593 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.
(8)	Represents 1,409 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.
(9)	Represents 1,409 shares of common stock subject to options that are exercisable within 60 days of March 31, 2025.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($) (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders
2017 EIP	37,859	140.67	—
2019 EIP	85,683	31.76	—
2019 Employee Stock Purchase Plan	—	—	36,102	(2)
2023 EIP	17,380	105.54	39,078	(3)
Equity compensation plans not approved by security holders
2023 Inducement Plan(4)	17,380	29.68	71,076
Total	158,302		146,256

(1)	The weighted-average exercise price excludes any outstanding RSU awards, which have no exercise price.
(2)

Our 2019 ESPP provides that the total number of shares reserved for issuance thereunder will automatically increase on January 1 of each year beginning on January 1, 2023, and continuing through (and including) January 1, 2029, by the lesser of (a) 1.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (b) 38,461 shares of our common stock, or (c) a lesser number determined by our Board prior to the applicable January 1st. Accordingly, on January 1, 2025, the number of shares of common stock available for issuance under our 2019 ESPP increased by 38,461 shares. This increase is not reflected in the table above.

(3)

The 2023 EIP provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each calendar year for a period of up to 10 years, beginning on January 1, 2024, and ending on (and including) January 1, 2033, in an amount equal to (i) 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares determined by our Board prior to January 1st of a given fiscal year. Accordingly, on January 1, 2025, the number of shares of common stock available for issuance under our 2023 EIP increased by 135,297 shares. This increase is not reflected in the table above.

(4)

Consists of shares underlying options granted to employees as inducement awards material to the grantees entering into employment with us pursuant to Nasdaq Rule 5635(c)(4). Does not reflect 969 shares of common stock granted pursuant to inducement grants made outside of the 2023 Inducement Plan at a weighted average exercise-price of $28.34.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS POLICY AND PROCEDURES

We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds or will exceed $120,000 or, during such time as we qualify as a “smaller reporting company,” the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or a holder of more than 5% of our capital stock, including any of their immediate family members, and any entity owned or controlled by such persons.

CERTAIN RELATED PERSON TRANSACTIONS

Other than compensation arrangements for our directors and executive officers, which are described in the section titled “Executive and Director Compensation,” the following is a description of our related person transactions since January 1, 2023 to which we were a party or will be a party.

INDEMNIFICATION

We have entered into indemnification agreements with each of our current directors and officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

INDEPENDENCE OF THE BOARD OF DIRECTORS; EXECUTIVE SESSIONS

As required under the Nasdaq Capital Market (“Nasdaq”) listing standards, “independent” directors must comprise a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee, compensation committee and nominating and corporate governance committee be independent within the meaning of applicable Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors, other than Mr. Brady, our Chief Executive Officer and President, qualify as “independent” directors within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. The Board also determined that each member of our Audit, Compensation and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the SEC and the Nasdaq listing standards, as applicable.

Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023 by Ernst & Young, the Company’s independent registered public accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2024	2023
Audit Fees(1)	$755,000	$805,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$755,000	$805,000

(1)	Audit fees relate to the audit of our annual financial statements, review of interim financial statements and assistance with registration statements filed with the SEC.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a pre-approval policy under which the Audit Committee approves in advance all audit and permissible non-audit services to be performed by the independent accountants (subject to a de minimis exception). These services may include audit services, audit-related services, tax services, and other non-audit services. As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval policy, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by our independent auditor. If there are any additional services to be provided, a request for pre-approval must be submitted to the Audit Committee for its consideration under the policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. Finally, in accordance with the pre-approval policy, the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee. The Chair must report any pre-approval decisions to the Audit Committee at its next meeting. The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Amendment:

(a)(3)	Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023

3.5	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35890	4.1	03/27/2025

4.2	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	10-K	001-35890	4.1	03/27/2025

4.3	Rights Agreement, dated as of October 10, 2023, between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-35890	4.1	10/11/2023

4.4	Amendment No. 1, dated as of October 9, 2024, to Rights Agreement, dated as of October 10, 2023, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	001-35890	4.1	10/10/2024

4.5	Amendment No. 2, dated as of December 5, 2024, to Rights Agreement, dated as of October 10, 2023, as amended, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-35890	4.1	12/06/2024

10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021

10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021

10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan	10-K	001-35890	10.3	3/29/2022

10.4+	Amended and Restated 2019 Equity Incentive Plan	8-K	001-35890	10.1	6/21/2022

10.5+	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019

10.6+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020

10.7+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020

10.8+	Amended and Restated 2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/21/2022

10.9	Loan and Security Agreement, dated January 15, 2021, by and among Oxford Finance LLC, the Lenders party thereto, and Tempest	S-4/A	333-255198	10.3	5/4/2021

10.10+	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021

10.11+	Employment Agreement, dated January 12, 2022, by and between the Company and Stephen Brady					X

10.12+	Employment Agreement, dated January 12, 2022, by and between the Company and Samuel Whiting, M.D., Ph.D.					X

10.13	Lease Agreement, dated January 24, 2022, by and between HCP Life Science REIT, Inc. and Tempest Therapeutics, Inc.	10-K	001-35890	10.24	03/22/2023

10.14	First Amendment to Loan and Security Agreement, dated December 23, 2022, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc.	8-K	001-35890	10.1	12/29/2022

10.15	Second Amendment to Loan and Security Agreement, dated November 3, 2023, by and among Oxford Finance LLC, Tempest Therapeutics, Inc., Tempest TX, Inc. and Millendo Therapeutics US, Inc	10-K	001-35890	10.26	03/19/2024

10.16	Tempest Therapeutics, Inc. Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.1	8/10/2023

10.17	Form of Option Grant Package under the Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.2	8/10/2023

10.18	Tempest Therapeutics, Inc. 2023 Inducement Plan	10-Q	001-35890	10.3	8/10/2023

10.19	Form of Option Grant Package under the 2023 Inducement Plan	10-Q	001-35890	10.4	8/10/2023

10.20#	Roche Supply Agreement, dated October 7, 2024, by and between the Registrant and F. Hoffmann-La Roche Ltd.	10-K	001-35890	10.32	03/27/2025

10.21	Executive Employment Agreement, dated January 1, 2025, by and between the Registrant and Nicholas Maestas	10-K	001-35890	10.33	03/27/2025

19.1	Tempest Therapeutics, Inc. Insider Trading Policy	10-K	001-35890	19.1	03/27/2025

21.1	Subsidiaries of the Registrant	10-K/A	001-35890	21.1	4/1/2022

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	10-K	001-35890	23.1	03/27/2025

24.1	Power of Attorney (included on signature page)	10-K	001-35890	24.1	03/27/2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-35890	31.1	03/27/2025

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-35890	31.2	03/27/2025

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X

32.1^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002	10-K	001-35890	32.1	03/27/2025

97.1+	Incentive Compensation Recoupment Policy	10-K	001-35890	97.1	03/19/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page formatted as inline XBRL with applicable taxonomy extension contained in Exhibit 101.

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

Date: April 30, 2025