Form 10-Q
period 2025-03-31
Tempest Therapeutics, Inc.
filed 2025-05-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2025 was 3,682,428.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: whether we are successful in implementing our strategic review (which includes our plans to advance our clinical-stage programs and maximize stockholder value); our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; our ability to protect our intellectual property rights; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our exploration of strategic alternatives to maximize stockholder value, in a timely manner or at all, and whether we will be able to obtain sufficient funding to complete this process and whether any such transactions would generate value for stockholders;
•
our expected future growth and our ability to manage such growth;
•
our ability to develop, obtain regulatory approval for and commercialize amezalpat (previously known as TPST-1120) and TPST-1495 and any future product candidates;
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

•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, the imposition of tariffs in the United States and abroad, public health crises or geopolitical tensions;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,511	$30,268
Prepaid expenses and other current assets	922	1,206
Total current assets	22,433	31,474
Property and equipment — net	817	886
Operating lease right-of-use assets	8,376	8,643
Other noncurrent assets	538	485
Total assets	$32,164	$41,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,187	$2,450
Accrued expenses	4,985	2,726
Current loan payable (net of discount and issuance costs of $38 and $74, respectively)	4,190	6,354
Current operating lease liabilities	1,061	869
Accrued compensation	718	1,762
Interest payable	36	59
Total current liabilities	13,177	14,220
Operating lease liabilities, less current portion	7,854	8,142
Total liabilities	21,031	22,362
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,519,602 and 3,382,432 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (1)	4	3
Additional paid-in capital(1)	229,095	226,229
Accumulated deficit	(217,966)	(207,106)
Total stockholders’ equity	11,133	19,126
Total liabilities and stockholders’ equity	$32,164	$41,488

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$7,627	$4,340
General and administrative	3,309	3,634
Loss from operations	(10,936)	(7,974)
Other income (expense), net:
Interest expense	(161)	(368)
Interest income and other income (expense), net	237	438
Total other income (expense), net	76	70
Provision for income taxes	—	—
Net loss	$(10,860)	$(7,904)
Net loss per share of common stock, RSUs and pre-funded warrants basic and diluted(1)	$(3.16)	$(4.62)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted(1)	3,437,671	1,710,323

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $84)	133,521	1	1,443	—	1,444
Stock-based compensation	—	—	1,389	—	1,389
Issuance of common stock under equity plan awards	3,649	—	34	—	34
Net loss	—	—	—	(10,860)	(10,860)
BALANCE — March 31, 2025	3,519,602	$4	$229,095	$(217,966)	$11,133

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2023	1,695,788	$2	$192,029	$(165,263)	$26,768
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $8)	4,329	—	253	—	253
Stock-based compensation	—	—	1,318	—	1,318
Issuance of common stock under equity plan awards	8,901	—	197	—	197
Net loss	—	—	—	(7,904)	(7,904)
BALANCE — March 31, 2024	1,709,018	$2	$193,797	$(173,167)	$20,632

(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(10,860)	$(7,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68	88
Stock-based compensation expense	1,389	1,318
Non-cash lease expense	267	439
Non-cash interest and other expense, net	36	48
Changes in operating assets and liabilities:
Prepaid expenses and other assets	231	(38)
Accounts payable	(263)	206
Accrued expenses and other liabilities	1,215	(1,001)
Interest payable	(23)	(3)
Operating lease liabilities	(96)	(339)
Cash used in operating activities	(8,036)	(7,186)
Investing activities:
Purchase of property and equipment	—	(168)
Cash used in investing activities	—	(168)
Financing activities:
Proceeds from the issuance of common stock in connection with at-the-market offering, net of issuance costs	1,443	253
Repayment of loan	(2,198)	—
Proceeds from the issuance of common stock under equity plan awards	34	197
Cash provided by (used in) financing activities	(721)	450
Net decrease in cash, cash equivalents and restricted cash	(8,757)	(6,904)
Cash, cash equivalents and restricted cash at beginning of period	30,711	39,673
Cash, cash equivalents and restricted cash at end of period	$21,954	$32,769
Supplemental disclosure of cash flow information:
Cash paid for interest	$148	$326
Cash paid for business taxes	$—	$—

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

Reverse Stock Split

On December 3, 2024, the Company held a special meeting of stockholders at which its stockholders approved a proposal to effect an amendment to the Company’s Restated Certificate of Incorporation to implement a reverse stock split. On April 4, 2025, the Company’s board of directors approved the filing of a certificate of amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect the one-for-thirteen (1:13) reverse stock split of its outstanding common stock (the "Reverse Stock Split").

On April 8, 2025, the Company effected the Reverse Stock Split. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the Reverse Stock Split resulted in any stockholder owning only a fractional share).

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of March 31, 2025, the Company had $21.5 million of cash and cash equivalents. While the Company has begun to implement cost reductions in 2025, the Company has finite cash resources available to fund its operations. In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. The Company has retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. If a strategic alternative is not available, the Company will be required to take additional actions to fund the Company’s operations, or it may be forced to wind down its operations. As part of the cost reductions, the Company reduced its workforce by 21 of 26 full-time employees, which became effective April 30, 2025.

The Company expects that its existing cash and cash equivalents plus the net proceeds of $1.2 million from the Company’s ATM Program (as described below) will fund the Company’s projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities; however, such adjustments may be necessary in the future when the Company is unable to continue as a going concern.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, the Company had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, the Company and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale Agreement (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. Pursuant to the prospectus supplement dated June 20, 2024 filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), the Company was able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. As of March 31, 2025, the Company has sold an aggregate of 133,521 shares of its common stock for proceeds of $1.5 million, pursuant to the ATM Program. As of March 31, 2025, $13.0 million remained available for sale under the ATM Program. Between March 31, 2025 and April 30, 2025, the Company sold 156,028 shares of its common stock for proceeds of $1.2 million, pursuant to the ATM Program. As of April 30, 2025, $11.8 million remained available for sale under the ATM Program.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2025. There have been no material changes to the significant accounting policies during the three month period ended March 31, 2025.

Basis of Presentation—The unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$21,511	$—	$—	$21,511
Total	$21,511	$—	$—	$21,511

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,268	$—	$—	$30,268
Total	$30,268	$—	$—	$30,268

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$448	$642
Prepaid research and development costs	118	29
Other current assets	356	535
Total	$922	$1,206

Property and equipment, net, consists of the following:

	March 31, 2025	December 31, 2024
Computer equipment and software	$192	$192
Furniture and fixtures	328	328
Lab equipment	1,485	1,485
Leasehold improvements	200	201
Property and equipment	2,205	2,206
Less accumulated depreciation	(1,388)	(1,320)
Property and equipment—net	$817	$886

Depreciation expense for the three months ended March 31, 2025 and 2024 were $68 and $88, respectively.

Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued other liabilities	$1,701	$1,335
Accrued clinical trial liability	3,284	1,391
Total	$4,985	$2,726

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of March 31, 2025 and December 31, 2024, the balance of the operating lease right of use assets were $8,376 and $8,643, respectively, and the related operating lease liability were $8,915 and $9,011, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $486 and $685 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2025 (excluding three months ended March 31, 2025)	$1,396
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	11,726
Less: imputed interest	(2,811)
Present value of operating lease obligations	8,915
Less: current portion	(1,061)
Noncurrent operating lease obligations	$7,854

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of March 31, 2025.

6. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the “Lender”) to borrow a term loan amount of $35,000 to be funded in three tranches (as amended, the “Loan Agreement”). Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 is available at the Lender’s option.

On December 23, 2022, the Company entered into a First Amendment to the Loan Agreement. The amendment modified the Loan Agreement as follows: (i) each of the Company and Millendo Therapeutics US, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Millendo”), were joined as co-borrowers under the Loan Agreement; (ii) the interest-only repayment period was extended through December 31, 2023 (which interest-only period may be further extended through June 30, 2024 under certain circumstances); and (iii) a security interest in all of the assets of the Company, TempestTx and Millendo, including any intellectual property, was granted to the Lender. In addition, the Lender permitted a one-time prepayment in the amount of $5.0 million, which the Company paid on December 23, 2022.

Following the amendment to the Loan Agreement, the term loan would have matured on August 1, 2025 and had an annual floating interest rate of 7.15% which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 were required to begin on July 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan. As of March 31, 2025, the balance of the loan payable (net of debt issuance costs) was $4.2 million. The carrying value of the loan approximates fair value (Level 2).

On April 8, 2025, the Company repaid the remaining principal and accrued interest of $3.5 million. Refer to Note 12 for further information.

For the three months ended March 31, 2025 and 2024, total interest expense was $161 and $368, respectively.

7. STOCKHOLDERS' EQUITY

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s adoption the Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of March 31, 2025 and 2024. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2025, the common stock reserved for issuance was increased by 135,297 shares. As of March 31, 2025, there were 47,745 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 88,461 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of March 31, 2025, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

The 2019 ESPP provides that the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1, 2023 and continuing through (and including) January 1, 2029, by the lesser of 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 38,461 shares of Common Stock, or (iii) such lesser number of shares of Common Stock as determined by the Board of Directors (which may be zero). On January 1, 2025, the common stock reserved for issuance was increased by 38,461 shares.

As of March 31, 2025, 70,914 shares of common stock remained available for future issuance under the 2019 ESPP. During the three months ended March 31, 2025, 3,649 shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the three months ended March 31, 2025 and 2024:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2024	320,013	$86.06
Granted	130,091	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—March 31, 2025	450,104	64.44

Balance—December 31, 2023	273,393	$94.64
Granted	51,136	60.06
Exercised	(6,284)	24.83
Cancelled and forfeited	(15,287)	108.03
Balance—March 31, 2024	302,958	86.84

The following table summarizes information about stock options outstanding at March 31, 2025:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	450,104	8.46	$64.44	$—
Vested and expected to vest	450,104	8.46	$64.44	$—
Exercisable	159,769	7.44	$86.16	$—

During the three months ended March 31, 2025 and 2024, the Company granted employees and non-employees stock options to purchase 130,091 and 51,136 shares of common stock, respectively, with a weighted-average grant date fair value of $11.20 and $60.06 per share, respectively. As of March 31, 2025 and 2024, total unrecognized compensation costs related to unvested employee stock options were $12,242 and $15,833, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years and 3.3 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0	6.0 - 6.1
Expected volatility	115% - 116%	109%
Risk-free interest rate	4.4% - 4.4%	3.8% - 3.9%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025	2024
Research and development	$589	$546
General and administrative	800	772
Total	$1,389	$1,318

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three months ended March 31, 2025 and 2024, the Company contributed $80 and $51 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share, as adjusted to give effect to the reverse stock split for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(10,860)	$(7,904)
Denominator:
Weighted-average common shares outstanding	3,437,671	1,710,323
Weighted-average shares used in computing basic and diluted net loss per share	3,437,671	1,710,323
Net loss per share attributable to common stockholders—basic and diluted	$(3.16)	$(4.62)

As of March 31, 2025 and 2024, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of March 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect, as adjusted to give effect to the reverse stock split:

	As of March 31,
	2025	2024
Options to purchase common stock	450,104	302,958
Common stock warrants	464	464
Total	450,568	303,422

11. SEGMENT REPORTING

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

12. SUBSEQUENT EVENTS

Reduction in Force

On April 17, 2025, the Company adopted a plan to extend its capital resources in connection with initiating the previously announced process to explore a full range of strategic alternatives. As part of the plan, the Company reduced its workforce by 21 of 26 full-time employees, effective April 30, 2025. The Company anticipates that key employees within this group will transition to consulting agreements and continue to be available to the Company. The Company estimates that it will incur $1.5 million of cash expenditures, consisting primarily of one-time severance payments, benefits and other related costs, with the majority of such costs to be incurred in the second quarter of 2025. The estimate excludes non-cash charges associated with equity-based compensation related to accelerated vesting of awards which cannot be estimated at this time and is not expected to be material.

Repayment of Debt

On April 8, 2025, using cash on hand, the Company made a repayment of $3.5 million in full satisfaction of the aggregate outstanding amount, including accrued interest and exit fees as of such date, under the Loan Agreement with the Lender. The payoff amount paid by the Company in connection with the termination of the Loan Agreement was pursuant to a payoff letter with the Lender and included payment of $0.6 million as an exit fee. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. Refer to Note 6 for further information regarding the Loan Agreement.

Reverse Stock Split

On April 8, 2025, the Company effected the one-for-thirteen (1:13) Reverse Stock Split. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded down to the next whole share. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2025. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings with the SEC.

Overview

We are a clinical-stage biotechnology company with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Our novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that, subject to the need for additional resources, is ready to begin a pivotal study in first-line hepatocellular carcinoma (“HCC”). In addition to amezalpat, our second clinical-stage therapeutic product candidate is TPST-1495, which we expect to start a Phase 2 study in Familial Adenomatous Polyposis (“FAP”) this year. We believe both amezalpat and TPST-1495 are the first clinical-stage molecules designed to inhibit their respective targets.

Our philosophy is to build a company based upon not only good ideas and creative science, but also upon the efficient translation of those ideas into therapies that will improve patients’ lives. Each of our programs are designed to provide different and independent approaches to fighting cancer, providing a portfolio of truly diversified assets. Given market conditions, in April 2025, we announced plans to explore a full range of strategic alternatives to advance our promising programs.

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

Potential Future Milestones

•
Subject to the need for additional resources, advance amezalpat into a pivotal Phase 3 study in first-line HCC patients where amezalpat will be studied in a combination treatment and compared to a standard-of-care therapy. We believe the continued positive results from the ongoing randomized Phase 1b/2 study provides strategic opportunities for us, and we received positive feedback from the FDA and European Medicines Agency (“EMA”) on the pivotal Phase 3 clinical trial design. The program may also may warrant further development in RCC and CCA based on the Phase 1 data presented at ASCO 2022.
•
Explore TPST-1495 in a Phase 2 study in patients with FAP with the CP-CTNet in 2025.
•
Explore strategic and business development opportunities to maximize the potential of our pipeline and extend financial resources. We believe that our pipeline has broad potential reach and partnerships that bring in additional expertise and/or geographic presence could be important to increase the likelihood of success. We currently own all rights to our programs.

Recent Events

Reverse Stock Split

On April 8, 2025, we effected a one-for-thirteen (1:13) reverse stock split (the “Reverse Stock Split”). Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value.

All share and per share amounts of common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split. Refer to Note 12 of our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for further information.

Strategic Review

In April 2025, we announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisition, partnerships, joint ventures, licensing arrangements or other strategic transactions. We have retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. We have not set a timetable for completion of the process for evaluating strategic alternatives and do not intend to disclose further developments or guidance on the status of its programs or the process for evaluating strategic alternatives unless and until it is determined that further disclosure is appropriate or necessary.

Reduction in Force

In April 2025, we adopted a plan to extend our capital resources. As part of the plan, we reduced our workforce by 21 of 26 full-time employees, which became effective April 30, 2025. We anticipate that key employees within this group will transition to consulting agreements and continue to be available to us. We estimate that we will incur $1.5 million of cash expenditures, consisting primarily of one-time severance payments, benefits and other related costs (excluding non-cash charges associated with equity-based compensation), with the majority of such costs to be incurred in the second quarter of 2025.

Nasdaq Compliance

On December 27, 2024, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). Following the Reverse Stock Split described above, on April 24, 2025, we received a formal notification from Nasdaq confirming that we have regained compliance with Nasdaq Listing Rule 5550(a)(2).

Going Concern

As of March 31, 2025, we had cash and cash equivalents totaling $21.5 million compared to $30.3 million as of December 31, 2024. We have incurred operating losses since inception and our accumulated deficit as of March 31, 2025 is $218.0 million. We expect that our existing cash and cash equivalents plus the proceeds of $1.2 million from our ATM Program (as described below) will fund our projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. These conditions and the events described above under “—Recent Events” raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We plan to address our operating cash flow requirements through the recently announced strategic review and implementation of cash preservation activities, including the recent reduction in force, to reduce discretionary spending.

If a strategic alternative is not available to us, we will be required to take additional actions to fund the Company’s operations or we may be forced to wind down our operations.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,627	$4,340	$3,287	76%
General and administrative	3,309	3,634	(325)	(9)%
Loss from operations	(10,936)	(7,974)	2,962	37%
Other income (expense), net:
Interest expense	(161)	(368)	(207)	(56)%
Interest income and other income (expense), net	237	438	(201)	(46)%
Total other income (expense), net	76	70	6	9%
Provision for income taxes	—	—	—	0%
Net loss	$(10,860)	$(7,904)	$2,956	37%

Research and development

Our research and development expenses for the three months ended March 31, 2025 and 2024 were primarily incurred in connection with our most advanced product candidate, amezalpat. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources have been typically deployed across multiple projects.

The following table shows our research and development expenses by program for the three months ended March 31, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
TPST-1120	$4,218	$882	$3,336	378%
TPST-1495	—	596	(596)	(100)%
Preclinical and other	577	472	105	22%
Total candidate specific research costs	4,795	1,950	2,845	146%
Personnel and other costs	2,181	1,766	415	23%
Stock-based compensation and depreciation	651	624	27	4%
Total research and development expenses	$7,627	$4,340	$3,287	76%

Research and development expenses increased by $3.3 million to $7.6 million for the three months ended March 31, 2025, compared to three months ended March 31, 2024, which was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC.

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Research and development outside services	$4,292	$1,446	$2,846	197%
Compensation expense	1,640	1,124	516	46%
Stock-based compensation expense	589	546	43	8%
Consulting and professional services	488	487	1	0%
Other expenses	618	737	(119)	(16)%
Total research and development expense	$7,627	$4,340	$3,287	76%

General and administrative

General and administrative expenses decreased by $0.3 million to $3.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in consulting services.

Other income (expense), net

For the three months ended March 31, 2025 and 2024, other income (expense), net consisted of total interest expense of $161 thousand and $368 thousand, respectively, related to the loan with Oxford Finance, LLC (“Oxford”, and such loan the “Oxford Loan”), and interest income of $237 thousand and $438 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through March 31, 2025, our operations have been financed primarily by proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of March 31, 2025, we had $21.5 million in cash and cash equivalents and an accumulated deficit of $218.0 million.

Our lack of operating revenue or cash inflows and our cash resources at March 31, 2025 raise substantial doubt as to our ability to continue as a going concern. See “—Funding Requirements” below for additional information on our future capital needs.

Loan Agreement with Oxford Finance

On January 15, 2021, we entered into a loan and security agreement, as amended from time to time, with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches (the “Loan Agreement”). On April 8, 2025, we repaid $3.5 million in full satisfaction of the aggregate outstanding amount, including accrued interest and exit fees as of such date. As a result of the repayment, all liens and security interests were terminated.

At-the-Market Offering

We have entered into a sales agreement with Jefferies LLC, pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). As of March 31, 2025, we have sold an aggregate of 133,521 shares of our common stock for proceeds of $1.5 million pursuant to the ATM Program. As of March 31, 2025, $13.0 million remained available for sale under the ATM Program. Between March 31, 2025 and April 30, 2025, we sold 156,028 shares of our common stock for proceeds of $1.2 million pursuant to the ATM Program. As of April 30, 2025, we had $11.8 million available for sale under the ATM Program.

As of the date of this Form 10-Q, our public float was less than $75.0 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under the S-3 Registration Statement, including the ATM program, in any twelve-month period. On February 6, 2025, we filed a prospectus supplement with the SEC limiting the availability under the ATM Program to $14.5 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(8,036)	$(7,186)
Cash used in investing activities	—	(168)
Cash provided by (used in) financing activities	(721)	450
Net decrease in cash and cash equivalents	$(8,757)	$(6,904)

Cash flows used in operating activities

Cash used in operating activities for the three months ended March 31, 2025 was $8.0 million, consisting of a net loss of $10.9 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.8 million, plus changes in operating assets and liabilities of $1.1 million.

Cash used in operating activities for the three months ended March 31, 2024 was $7.2 million, consisting of a net loss of $7.9 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.9 million, plus changes in operating assets and liabilities of $1.2 million.

Cash flows used in investing activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash used in financing activities for the three months ended March 31, 2025 was related to Oxford loan principle payments of $2.2 million, offset by proceeds from the issuance of common stock of $1.4 million.

Cash provided by financing activities for the three months ended March 31, 2024 was related to proceeds from the issuance of common stock of $450 thousand.

Funding Requirements

Our primary use of cash is to fund operating expenses, which has historically consisted primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical activities, and to a lesser extent, general and administrative expenditures. Currently, our primary use of cash is headcount cost and lease and overhead expenses as we explore strategic alternatives. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Material Cash Requirements

Our material cash requirements primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of March 31, 2025, we had $13.2 million payable within 12 months, including the current loan payable (net of discount and issuance costs) of $4.2 million due to Oxford under the Loan Agreement and $1.1 million related to the Brisbane Lease. On April 8, 2025, we made a repayment of $3.5 million in full satisfaction of the aggregate outstanding amount, including accrued interest and exit fees as of such date, under the Loan Agreement. Additionally, related to the reduction in force executed in April 2025, we estimate that we will incur $1.5 million of cash expenditures, consisting primarily of one-time severance payments, benefits and other related costs (excluding non-cash charges associated with equity-based compensation), with the majority of such costs to be incurred in the second quarter of 2025. Refer to Notes 5, 6 and 12 to our Condensed Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2024. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer & Head of Corporate Strategy (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer & Head of Corporate Strategy have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.
•
We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.
•
Our recently implemented corporate restructuring intended to optimize our resource allocation and contain costs may not have the benefits we expect;
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
•
We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.
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

Our existing cash of $21.5 million as of March 31, 2025, plus the net proceeds of $1.2 million from our ATM Program, is expected to fund our operations through less than 12 months from the date our consolidated financial statements are available to be issued. While we have begun to implement cost reductions in 2025, we have finite cash resources available to fund our operations. As part of cost reductions, we reduced our workforce by 21 of 26 full-time employees on April 30, 2025. In April 2025, we announced plans to explore a full range of strategic alternatives to advance our promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. We have retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. If a strategic alternative is not available, we will be required to take additional actions, including a potential wind down of our operations.

To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital has been adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions.

These conditions raise substantial doubt about our ability to continue as a going concern. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. Our existing cash resources will not be sufficient to enable us to fund the anticipated level of operations through 12 months from the date the accompanying financial statements are issued. There can be no assurances that we will be able to secure additional financing or a strategic alternative. In the event we do not, we may be required to wind down our operations and our stockholders will lose their investment.

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. We have a sales agreement with Jefferies LLC (“Jefferies”) for an at-the-market offering program (the “ATM Program”), pursuant to which we may sell up to an aggregate of $14.5 million of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. For example, our obligations under the Loan Agreement with Oxford were secured by a security interest in all of our assets, including our intellectual property. In addition, the Loan Agreement contained customary covenants that, subject to specific exceptions, restricted our ability to, among other things, declare dividends or redeem or repurchase equity interests, incur additional liens, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates, undergo a change in control, add or change business locations, or engage in businesses that were not related to our existing business. Using cash on hand, on April 8, 2025, we repaid $3.5 million in full satisfaction of the aggregate outstanding amount, including accrued interest and exit fees as of such date. Upon making such repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests were terminated.

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

Our recently implemented corporate restructuring intended to optimize our resource allocation and contain costs may not have the benefits we expect.

In April 2025, we implemented a corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plan, we reduced our workforce by 21 of 26 full-time employees, which was completed by the end of April 2025. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales, and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $10.9 million and $7.9 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $218.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2046, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

Geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine conflict; retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the Russia-Ukraine war may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Also, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed the Reverse Stock Split of our common stock by a ratio of 1-for-13, effective April 8, 2025. The liquidity of our common stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the Reverse Stock Split will result in the intended benefits, that the market price of our common stock will remain higher following the Reverse Stock Split or that the market price of our common stock will not decrease in the future.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, geopolitical tensions, like the Russia-Ukraine war and the war in Israel, and the imposition of tariffs in the U.S. and abroad, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of future bank closures or political unrest, war or a global or domestic recession or the fear thereof,, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.

Further, inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Retention Agreement

On May 13, 2025, we entered into a retention agreement with Justin Trojanowski, our principal accounting officer. Pursuant to the retention agreement, we expect to pay Mr. Trojanowski a cash advance of $100 thousand in May 2025 (the “Retention Bonus”) as consideration for his continued service through July 31, 2025 (the “Retention Period”). In the event that Mr. Trojanowski’s employment with the Company is terminated prior to the end of the Retention Period due to (i) Mr. Trojanowski’s resignation for any reason other than Good Reason, or (ii) by the Company for Cause (each as defined in the Retention Agreement), Mr. Trojanowski will be required to repay to the Company, within ten (10) days following the date of his employment termination, a pro rata amount of the Retention Bonus (the “Retention Bonus Clawback”). The Retention Bonus Clawback will not apply if Mr. Trojanowski’s employment is terminated during the Retention Period due to a termination by the Company without Cause. The Retention Agreement does not modify any existing employment, severance, or other agreement between the Company and Mr. Trojanowski.

Insider Trading Arrangements

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
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

						X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page formatted as inline XBRL with applicable taxonomy extension contained in Exhibit 101.					X

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

Date: May 13, 2025