Form 10-Q
period 2025-06-30
Tempest Therapeutics, Inc.
filed 2025-08-11
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 4, 2025 was 4,440,161.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,280	$30,268
Prepaid expenses and other current assets	823	1,206
Total current assets	15,103	31,474
Property and equipment — net	748	886
Operating lease right-of-use assets	8,104	8,643
Other noncurrent assets	529	485
Total assets	$24,484	$41,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,716	$2,450
Accrued expenses	1,221	2,726
Current loan payable (net of discount and issuance costs of nil and $74, respectively)	—	6,354
Current operating lease liabilities	1,103	869
Accrued compensation	101	1,762
Interest payable	—	59
Total current liabilities	7,141	14,220
Operating lease liabilities, less current portion	7,560	8,142
Total liabilities	14,701	22,362
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,437,855 and 3,382,432 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively(1)	4	3
Additional paid-in capital(1)	235,615	226,229
Accumulated deficit	(225,836)	(207,106)
Total stockholders’ equity	9,783	19,126
Total liabilities and stockholders’ equity	$24,484	$41,488

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,871	$5,837	$11,498	$10,177
General and administrative	4,095	3,745	7,404	7,379
Loss from operations	(7,966)	(9,582)	(18,902)	(17,556)
Other income (expense), net:
Interest expense	(46)	(372)	(207)	(740)
Interest income and other income (expense), net	142	384	379	822
Total other income (expense), net	96	12	172	82
Provision for income taxes	—	—	—	—
Net loss	$(7,870)	$(9,570)	$(18,730)	$(17,474)
Net loss per share of common stock, RSUs and pre-funded warrants, basic and diluted(1)	$(2.07)	$(5.52)	$(5.17)	$(10.15)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted(1)	3,802,956	1,734,335	3,621,329	1,722,327

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $84)	133,521	1	1,443	—	1,444
Stock-based compensation	—	—	1,389	—	1,389
Issuance of common stock under equity plan awards	3,649	—	34	—	34
Net loss	—	—	—	(10,860)	(10,860)
BALANCE — March 31, 2025	3,519,602	$4	$229,095	$(217,966)	$11,133
Issuance of common stock for cash (net of issuance costs of $319)	584,253	—	3,570	—	3,570
Stock-based compensation	—	—	1,092	—	1,092
Issuance of pre-funded warrants, (net of issuance costs of $230)	334,000	—	1,858	—	1,858
Net loss	—	—	—	(7,870)	(7,870)
BALANCE — June 30, 2025	4,437,855	$4	$235,615	$(225,836)	$9,783

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2023	1,695,788	$2	$192,029	$(165,263)	$26,768
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $8)	4,329	—	253	—	253
Stock-based compensation	—	—	1,318	—	1,318
Issuance of common stock under equity plan awards	8,901	—	197	—	197
Net loss	—	—	—	(7,904)	(7,904)
BALANCE — March 31, 2024	1,709,018	$2	$193,797	$(173,167)	$20,632
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $261)	164,118	—	4,557	—	4,557
Stock-based compensation	—	—	1,320	—	1,320
Issuance of common stock under equity plan awards	9,615	—	—	—	—
Net loss	—	—	—	(9,570)	(9,570)
BALANCE — June 30, 2024	1,882,751	$2	$199,674	$(182,737)	$16,939

(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(18,730)	$(17,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	135	243
Stock-based compensation expense	2,481	2,638
Non-cash lease expense	539	793
Non-cash interest and other expense, net	76	104
Changes in operating assets and liabilities:
Prepaid expenses and other assets	339	709
Accounts payable	2,266	512
Accrued expenses and other liabilities	(3,166)	296
Interest payable	(59)	(7)
Operating lease liabilities	(348)	(510)
Cash used in operating activities	(16,467)	(12,696)
Investing activities:
Purchase of property and equipment	—	(417)
Cash used in investing activities	—	(417)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	5,013	4,810
Proceeds from the issuance of pre-funded warrants, net of issuance costs	1,858	—
Repayment of loan	(6,426)	—
Proceeds from the issuance of common stock under equity plan awards	34	197
Cash provided by financing activities	479	5,007
Net decrease in cash, cash equivalents and restricted cash	(15,988)	(8,106)
Cash, cash equivalents and restricted cash at beginning of period	30,711	39,673
Cash, cash equivalents and restricted cash at end of period	$14,723	$31,567
Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$651
Cash paid for business taxes	$22	$6

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

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of June 30, 2025, the Company had $14.3 million of cash and cash equivalents. While the Company has begun to implement cost reductions in 2025, the Company has finite cash resources available to fund its operations. In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. The Company has retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. If a strategic alternative is not available, the Company will be required to take additional actions to fund the Company’s operations, or it may be forced to wind down its operations. As part of the cost reductions, the Company reduced its workforce by 21 of 26 full-time employees, which became effective April 30, 2025. Further, in support of such efforts, on June 5, 2025, each of Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s Chief Financial Officer and Head of Corporate Strategy, transitioned to consulting arrangements with the Company, pursuant to which they will continue to serve the Company in their respective executive roles. The Company incurred $3.2 million of one-time cash severance payments, benefits and other related costs (excluding non-cash charges associated with equity-based compensation), with the majority of such costs incurred in the second quarter of 2025.

The Company expects that its existing cash and cash equivalents will fund the Company’s projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities; however, such adjustments may be necessary in the future when the Company is unable to continue as a going concern.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, the Company had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, the Company and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale Agreement (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. Pursuant to the prospectus supplement dated June 20, 2024 filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), the Company was able to offer and sell up to $205,000,000 of its shares of common stock pursuant to the Sales Agreement. On June 11, 2025, in connection with the RDO (as defined below), the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). The Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

As of the six months ended June 30, 2025, the Company has sold an aggregate of 312,830 shares of its common stock for proceeds of $2.8 million, pursuant to the ATM Program. As of June 30, 2025, $11.6 million remained available for sale under the ATM Program.

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

Registered Direct Offering

On June 11, 2025, the Company sold an aggregate of 405,000 shares of the Company’s common stock and pre-funded warrants to purchase 334,000 shares of its common stock in a registered direct offering (“RDO”). The offering price was $6.25 per share of common stock and $6.249 per pre-funded warrant, which is the price of each share of common stock sold in the RDO, minus the $0.001 exercise price per pre-funded warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and estimated offering expenses payable by the Company. As of June 30, 2025, all pre-funded warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange

Commission (“SEC”) on March 27, 2025. There have been no material changes to the significant accounting policies during the six months ended June 30, 2025.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,280	$—	$—	$14,280
Total	$14,280	$—	$—	$14,280

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,268	$—	$—	$30,268
Total	$30,268	$—	$—	$30,268

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$231	$642
Prepaid research and development costs	110	29
Other current assets	482	535
Total	$823	$1,206

Property and equipment, net, consists of the following:

	June 30, 2025	December 31, 2024
Computer equipment and software	$192	$192
Furniture and fixtures	328	328
Lab equipment	1,485	1,485
Leasehold improvements	198	201
Property and equipment	2,203	2,206
Less accumulated depreciation	(1,455)	(1,320)
Property and equipment—net	$748	$886

Depreciation expense for the three and six months ended June 30, 2025 was $67 and $135, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $155 and $243, respectively.

Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued other liabilities	$990	$1,335
Accrued clinical trial liability	231	1,391
Total	$1,221	$2,726

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into a new 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of June 30, 2025 and December 31, 2024, the balance of the operating lease right of use assets were $8,104 and $8,643, respectively, and the related operating lease liabilities were $8,663 and $9,011, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $486 and $973 for the three and six months ended June 30, 2025, respectively. Rent expense was $587 and $1,272 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2025 (excluding six months ended June 30, 2025)	$931
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	11,261
Less: imputed interest	(2,598)
Present value of operating lease obligations	8,663
Less: current portion	(1,103)
Noncurrent operating lease obligations	$7,560

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of June 30, 2025.

6. LOAN PAYABLE

On January 15, 2021, the Company entered into a loan agreement with Oxford Finance LLC (the “Lender”) to borrow a term loan amount of $35,000 to be funded in three tranches (as amended, the “Loan Agreement”). Tranche A of $15,000 was wired to the Company on January 15, 2021. Tranche B of $10,000 expired on March 31, 2022. Tranche C of $10,000 was available at the Lender’s option.

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

Following the amendment to the Loan Agreement, the term loan had a maturity date of August 1, 2025 and an annual floating interest rate of 7.15%, which is an Index Rate plus 7.10%. Index Rate is the greater of (i) 1-Month CME Term SOFR or (ii) 0.05%. In the fourth quarter of 2023, the Company achieved the circumstances necessary to extend the interest-only repayment period through June 30, 2024. Monthly principal payments of $733 were required to begin on July 1, 2024. Related to this borrowing, the Company recorded loan discounts totaling $898 and paid $95 of debt issuance costs. These amounts would be amortized as additional interest expense over the life of the loan.

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

For the three and six months ended June 30, 2025, total interest expense was $46 and $207, respectively. For the three and six months ended June 30, 2024, total interest expense was $372 and $740, respectively.

7. STOCKHOLDERS' EQUITY

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s adoption the Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of June 30, 2025 and 2024. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2025, the common stock reserved for issuance was increased by 135,297 shares. As of June 30, 2025, there were 47,745 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 88,461 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of June 30, 2025, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

As of June 30, 2025, 70,914 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and six months ended June 30, 2025, 3,649 shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the six months ended June 30, 2025 and 2024:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2024	320,013	$86.06
Granted	130,091	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—June 30, 2025	450,104	64.44

Balance—December 31, 2023	273,393	$94.64
Granted	57,551	57.85
Exercised	(6,284)	24.83
Cancelled and forfeited	(16,028)	106.99
Balance—June 30, 2024	308,632	88.53

The following table summarizes information about stock options outstanding at June 30, 2025:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	450,104	8.21	$64.44	$—
Vested and expected to vest	450,104	8.21	$64.44	$—
Exercisable	439,914	8.20	$64.50	$—

During the six months ended June 30, 2025 and 2024, the Company granted employees and non-employees stock options to purchase 130,091 and 57,551 shares of common stock, respectively, with a weighted-average grant date fair value of $11.20 and $57.85 per share, respectively. As of June 30, 2025 and 2024, total unrecognized compensation costs related to unvested employee stock options were $512 and $14,772, respectively. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years and 3.1 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the six months ended June 30, 2025 and 2024:

	2025	2024
Expected term (in years)	6.0	5.5 - 6.1
Expected volatility	115% - 116%	109% - 113%
Risk-free interest rate	4.4%	3.8% - 4.7%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$380	$559	$970	$1,105
General and administrative	712	761	1,511	1,533
Total	$1,092	$1,320	$2,481	$2,638

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and six months ended June 30, 2025, the Company contributed $35 and $115 to the 401(k) Plan, respectively. During the three and six months ended June 30, 2024, the Company contributed $43 and $94 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,870)	$(9,570)	$(18,730)	$(17,474)
Denominator:
Weighted-average common shares outstanding	3,802,956	1,734,335	3,621,329	1,722,327
Weighted-average shares used in computing basic and diluted net loss per share	3,802,956	1,734,335	3,621,329	1,722,327
Net loss per share attributable to common stockholders—basic and diluted	$(2.07)	$(5.52)	$(5.17)	$(10.15)

As of June 30, 2025 and 2024, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of June 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase common stock	450,104	308,631
Common stock warrants	464	464
Total	450,568	309,095

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

12. SUBSEQUENT EVENTS

U.S. Tax Regulation Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant changes, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business expense provisions. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact on our condensed consolidated financial statements, as well as our annual estimated effective tax rate.

Compensation Arrangements

On August 11, 2025, the Company entered into success bonus agreements with certain individuals, including Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, Nicholas Maestas, the Company’s Chief Financial Officer and Head of Corporate Strategy, and Justin Trojanowski, the Company’s Corporate Controller, Treasurer and principal accounting officer, for total aggregate success bonuses of $725,000. Pursuant to the agreements, the individuals will be eligible to receive a success bonus if a change in control of the Company is consummated prior to January 31, 2026.

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

In November 2024, we received a “Study May Proceed” letter from the FDA, authorizing the initiation of our pivotal Phase 3 trial, and in June 2025, we received the equivalent “Clearance to Proceed” letter from the National Medical Products Administration (“NMPA”) in China. In January 2025, the FDA granted Orphan Drug Designation (“ODD”) for amezalpat for the treatment of patients with HCC. In February 2025, the FDA granted Fast Track Designation (“FTD”), underscoring the agency’s recognition of the urgent need for new treatment options for HCC. In addition to receiving ODD from the FDA, in

June 2025, the European Medical Agency (“EMA”) also granted ODD for the treatment of patients with HCC. These designations provide potential regulatory benefits, including increased engagement with the FDA, eligibility for accelerated approval and priority review, and, for ODD, potential market exclusivity upon approval.

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

In March 2025, the Cancer Prevention Clinical Trials Network (“CP-CTNet”) received a “Study May Proceed” letter from the FDA, authorizing the initiation of a National Cancer Institute (“NCI”)-funded Phase 2 clinical trial evaluating TPST-1495 in patients with FAP. This trial, run by CP-CTNet and financially supported by the NCI’s Division of Cancer Prevention, underscores the urgent need for innovative cancer prevention strategies in high-risk patient populations. In April 2025, the FDA granted ODD for TPST-1495 for the treatment of patients with FAP. The Phase 2 study is expected to begin in 2025.

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

Going Concern and Ongoing Strategic Review

As of June 30, 2025, we had cash and cash equivalents totaling $14.3 million compared to $30.3 million as of December 31, 2024. We have incurred operating losses since inception and our accumulated deficit as of June 30, 2025 is $225.8 million. We expect that our existing cash and cash equivalents will fund our projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued.

In April 2025, we announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. We have retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. We have not set a timetable for completion of the process for evaluating strategic alternatives and do not intend to disclose further developments or guidance on the status of our programs or the process for evaluating strategic alternatives unless and until it is determined that further disclosure is appropriate or necessary.

In addition, as part of the plan to extend our capital resources, we reduced our workforce by 21 of 26 full-time employees, which became effective April 30, 2025 (“RIF”). Key employees within this group transitioned to consulting agreements and have continued to be available to us. Further, in support of such efforts, on June 5, 2025, each of Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s Chief Financial Officer and Corporate Secretary, transitioned to consulting agreements with the Company, pursuant to which they will continue to serve the Company in their respective executive roles.

The above conditions raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. If a strategic alternative is not available to us, we will be required to take additional actions to fund the Company’s operations or we may be forced to wind down our operations.

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

All share and per share amounts of common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split. Refer to Note 1 of our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

The largest component of our operating expenses has historically been the investment in research and development activities. Historically, our research and development expenses were primarily driven by our amezalpat program, which has been paused while we complete our ongoing strategic review. As a result of the ongoing strategic review and the RIF, we expect research and development expenses will decrease period over period. If we resume the advancement of our product candidates into and through clinical trials and pursues regulatory approvals, we expect research and development expenses will increase in the future, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including availability of capital, clinical data, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to continue to incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services. As a result of the ongoing strategic review and the RIF, we expect general and administrative expenses will decrease period over period.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, and various other income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our operating results for the three months ended June 30, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Operating expenses:
Research and development	$3,871	$5,837	$(1,966)	(34)%
General and administrative	4,095	3,745	350	9%
Loss from operations	(7,966)	(9,582)	(1,616)	(17)%
Other income (expense), net:
Interest expense	(46)	(372)	(326)	(88)%
Interest income and other income (expense), net	142	384	(242)	(63)%
Total other income (expense), net	96	12	84	700%
Provision for income taxes	—	—	—	—%
Net loss	$(7,870)	$(9,570)	$(1,700)	(18)%

Research and development

Our research and development expenses for the three months ended June 30, 2025 and 2024 were primarily incurred in connection with our most advanced product candidate, amezalpat.

The following table shows our research and development expenses by program for the three months ended June 30, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Amezalpat	$942	$2,196	$(1,254)	(57)%
TPST-1495	—	678	(678)	(100)%
Preclinical and other	339	642	(303)	(47)%
Total candidate specific research costs	1,281	3,516	(2,235)	(64)%
Personnel and other costs	2,156	1,627	529	33%
Stock-based compensation and depreciation	434	694	(260)	(37)%
Total research and development expenses	$3,871	$5,837	$(1,966)	(34)%

Research and development expenses decreased by $1.9 million to $3.9 million for the three months ended June 30, 2025, compared to three months ended June 30, 2024, which was primarily due to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives.

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Research and development outside services	$1,191	$2,974	$(1,783)	(60)%
Compensation expense	1,865	1,105	760	69%
Stock-based compensation expense	380	559	(179)	(32)%
Consulting and professional services	91	525	(434)	(83)%
Other expenses	344	674	(330)	(49)%
Total research and development expense	$3,871	$5,837	$(1,966)	(34)%

General and administrative

General and administrative expenses increased by $0.4 million to $4.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily related to one-time separation costs for employees terminated during the three months ended June 30, 2025.

Other income (expense), net

For the three months ended June 30, 2025 and 2024, other income (expense), net, consisted of total interest expense of $46 thousand and $372 thousand, respectively, related to the loan with Oxford Finance LLC (“Oxford” and such loan the “Oxford Loan”), and interest income of $142 thousand and $384 thousand, respectively.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our operating results for the six months ended June 30, 2025 and 2024:

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Operating expenses:
Research and development	$11,498	$10,177	$1,321	13%
General and administrative	7,404	7,379	25	—%
Loss from operations	(18,902)	(17,556)	1,346	8%
Other income (expense), net:
Interest expense	(207)	(740)	(533)	(72)%
Interest income and other income (expense), net	379	822	(443)	(54)%
Total other income (expense), net	172	82	90	110%
Provision for income taxes	—	—	—	—%
Net loss	$(18,730)	$(17,474)	$1,256	7%

Research and development

Our research and development expenses for the six months ended June 30, 2025 and 2024 were primarily incurred in connection with our most advanced product candidate, amezalpat.

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Amezalpat	$5,159	$3,078	$2,081	68%
TPST-1495	—	1,275	(1,275)	(100)%
Preclinical and other	917	1,114	(197)	(18)%
Total candidate specific research costs	6,076	5,467	609	11%
Personnel and other costs	4,337	3,392	945	28%
Stock-based compensation and depreciation	1,085	1,318	(233)	(18)%
Total research and development expenses	$11,498	$10,177	$1,321	13%

Research and development expenses increased by $1.3 million to $11.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase in costs incurred from engaging contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC.

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Research and development outside services	$5,483	$4,420	$1,063	24%
Compensation expense	3,505	2,229	1,276	57%
Stock-based compensation expense	970	1,105	(135)	(12)%
Consulting and professional services	579	1,013	(434)	(43)%
Other expenses	961	1,410	(449)	(32)%
Total research and development expense	$11,498	$10,177	$1,321	13%

General and administrative

General and administrative expenses remained relatively flat at $7.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and were primarily related to employee compensation costs, inclusive of one-time separation costs for employees terminated during the six months ended June 30, 2025, as well as consulting and professional services.

Other income (expense), net

For the six months ended June 30, 2025 and 2024, other income (expense), net consisted of total interest expense of $207 thousand and $740 thousand, respectively, related to the Oxford Loan, and interest income of $379 thousand and $822 thousand, respectively.

Liquidity and Capital Resources

Overview

Since inception through June 30, 2025, our operations have been financed primarily by proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of June 30, 2025, we had $14.3 million in cash and cash equivalents and an accumulated deficit of $225.8 million.

Our lack of operating revenue or cash inflows and our cash resources at June 30, 2025 raise substantial doubt as to our ability to continue as a going concern. See “—Funding Requirements” below for additional information on our future capital needs.

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

At-the-Market Offering

We have entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). On June 11, 2025, in connection with the RDO (as defined below) we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the six months ended June 30, 2025, we have sold an aggregate of 312,830 shares of our common stock for proceeds of $2.8 million pursuant to the ATM Program. As of June 30, 2025, $11.6 million remained available for sale under the ATM Program.

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

Registered Direct Offering

On June 11, 2025, we sold an aggregate of 405,000 shares of our common stock and pre-funded warrants to purchase 334,000 shares of our common stock in a registered direct offering (the “RDO”). The offering price was $6.25 per share of common stock and $6.249 per pre-funded warrant, which is the price of each share of common stock sold in the offering, minus the $0.001 exercise price per pre-funded warrant. The net proceeds from the offering were approximately $4.1 million, after deducting placement agent fees and estimated offering expenses payable by us. As of June 30, 2025, all pre-funded warrants had been exercised.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(16,467)	$(12,696)
Cash used in investing activities	—	(417)
Cash provided by financing activities	479	5,007
Net decrease in cash and cash equivalents	$(15,988)	$(8,106)

Cash flows used in operating activities

Cash used in operating activities for the six months ended June 30, 2025 was $16.5 million, consisting of a net loss of $18.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.2 million, less changes in operating assets and liabilities of $1.0 million.

Cash used in operating activities for the six months ended June 30, 2024 was $12.7 million, consisting of a net loss of $17.5 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.8 million, plus changes in operating assets and liabilities of $1.0 million.

Cash flows used in investing activities

No cash was used in investing activities for the six months ended June 30, 2025.

Cash used in investing activities for the six months ended June 30, 2024 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2025 was related to net proceeds from the June 2025 registered direct offering of $4.1 million as well as the issuance of common stock of $2.8 million under the ATM Program, offset by $6.4 million in outflows related to the repayment of the Oxford Loan.

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

Material Cash Requirements

Our material cash requirements primarily relate to the maturities of the principal obligations under our long-term debt, operating leases for office space, trade payables, and accrued expenses. As of June 30, 2025, we had $7.1 million payable within 12 months, including $1.1 million related to the Brisbane Lease. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer & Head of Corporate Strategy (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer & Head of Corporate Strategy and Finance have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, we are not currently a party to any material legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Our existing cash and cash equivalents of $14.3 million as of June 30, 2025 is expected to fund our operations through less than 12 months from the date our consolidated financial statements are available to be issued. While we have begun to implement cost reductions in 2025, we have finite cash resources available to fund our operations. As part of cost reductions, we reduced our workforce by 21 of 26 full-time employees in April 2025. We also announced plans to explore a full range of strategic alternatives to advance our promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. We have retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. If a strategic alternative is not available, we will be required to take additional actions, including a potential wind down of our operations.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. We have a sales agreement with Jefferies LLC (“Jefferies”) for our ATM Program, pursuant to which we may sell up to an aggregate of $14.5 million of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In April 2025, we implemented a corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plan, we reduced our workforce by 21 of 26 full-time employees, which was completed by the end of April 2025. Further, in support of such efforts, on June 5, 2025, each of Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s Chief Financial Officer and Corporate Secretary, transitioned to consulting agreements with the Company, pursuant to which they will continue to serve the Company in their respective executive roles. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales, and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $18.7 million and $17.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $225.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA through plan year 2025. The IRA also reduces the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In the future, there may be other efforts to challenge, repeal or replace the ACA. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. We are continuing to monitor any further changes to the ACA that, in turn, may potentially impact our business in the future.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the National Institutes of Health, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, The U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform legislation) has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The Inflation Reduction Act enacted in 2022 includes, among other changes, a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that is imposed on such corporations. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years.

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

The market price of our common stock has been and is likely to continue to be volatile. For example, during 2024, the closing price of our common stock on The Nasdaq Capital Market ranged from $9.08 per share to $70.72 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Success Bonus Agreements

On August 11, 2025, we entered into success bonus agreements (each, a “Success Bonus Agreement” and, together, the “Success Bonus Agreements”), with certain individuals, including Stephen Brady, our Chief Executive Officer and President, Samuel Whiting, our Executive Vice President and Chief Medical Officer, Nicholas Maestas, our Chief Financial Officer and Corporate Secretary, and Justin Trojanowski, our Corporate Controller, Treasurer and principal accounting officer. Pursuant to the Success Bonus Agreements, each of Messrs. Brady, Whiting, Maestas and Trojanowski will be eligible to receive cash bonuses of $333,000, $100,000, $170,000 and $75,000, respectively (each, a “Success Bonus”), in each case, payable in a lump sum upon the consummation (the “Closing Date”) of a Change In Control, as such term is defined in our 2017 Equity Incentive Plan (the “2017 Plan”), that occurs prior to January 31, 2026. Payment of the Success Bonuses will be subject to the applicable executive’s continued employment with the Company through the Closing Date, and will be paid within thirty (30) days following the Closing Date.

The foregoing description of the Success Bonus Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Success Bonus Agreement, a copy of which is filed as Exhibit 10.6 hereto and is incorporated herein by reference.

Amended and Restated Offer Letter

On August 11, 2025, we entered into an amended and restated offer letter with Mr. Trojanowski (the “A&R Offer Letter”). Pursuant to his A&R Offer Letter, Mr. Trojanowski will receive an annual base salary of $266,680 and will be eligible to receive an annual discretionary bonus of 25% of his base salary. In the event that Mr. Trojanowski employment is terminated by us without Cause or he resigns for Good Reason (as such terms are defined in the A&R Offer Letter), within six months following a Change in Control (as such term is defined in the A&R Offer Letter), then, provided that he executes and makes effective a release of claims against the Company and its affiliates, Mr. Trojanowski will be entitled to receive (i) a lump-sum amount equal to the sum of (a) three months of his base salary, plus (b) an amount equal to any annual bonus for any completed calendar year, to the extent earned but not yet paid at the time of such termination, plus (c) a prorated target annual bonus for the fiscal year in which the termination occurs; and (ii) if elected, three months of health insurance coverage under COBRA, subject to normal COBRA termination rules.

The foregoing description of the A&R Offer Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Offer Letter, a copy of which is filed as Exhibit 10.7 hereto and are incorporated herein by reference.

Insider Trading Arrangements

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of Pre-Funded Warrant	8-K	001-35890	4.1	6/12/2025
10.1	Securities Purchase Agreement, dated June 11, 2025, by and among Tempest Therapeutics, Inc. and the purchaser party thereto.	8-K	001-35890	10.1	6/12/2025
10.2	Form of Consulting Agreement					X
10.3*	Separation Agreement, dated June 13, 2025, by and between Tempest Therapeutics, Inc. and Stephen Brady.					X
10.4*	Separation Agreement, dated June 13, 2025, by and between Tempest Therapeutics, Inc. and Samuel Whiting.					X
10.5*	Separation Agreement, dated June 13, 2025, by and between Tempest Therapeutics, Inc. and Nicholas Maestas.					X
10.6	Form of Success Bonus Agreement					X
10.7	Amended and Restated Offer Letter, dated August 11, 2025, by and between Tempest Therapeutics, Inc. and Justin Trojanowski.					X
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

						X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101					X

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

Date: August 11, 2025