Form 10-Q
period 2025-09-30
Tempest Therapeutics, Inc.
filed 2025-11-05
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of October 30, 2025 was 4,440,161.

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
•
the impact of the current U.S. government shutdown, and funding shortages at governmental and regulatory agencies on which we rely;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,514	$30,268
Prepaid expenses and other current assets	590	1,206
Total current assets	8,104	31,474
Property and equipment — net	681	886
Operating lease right-of-use assets	7,825	8,643
Other noncurrent assets	519	485
Total assets	$17,129	$41,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$922	$2,450
Accrued expenses	1,353	2,726
Current loan payable (net of discount and issuance costs of nil and $74, respectively)	—	6,354
Current operating lease liabilities	1,147	869
Accrued compensation	103	1,762
Interest payable	—	59
Total current liabilities	3,525	14,220
Operating lease liabilities, less current portion	7,258	8,142
Total liabilities	10,783	22,362
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,440,161 and 3,382,432 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively(1)	4	3
Additional paid-in capital(1)	235,689	226,229
Accumulated deficit	(229,347)	(207,106)
Total stockholders’ equity	6,346	19,126
Total liabilities and stockholders’ equity	$17,129	$41,488

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$570	$7,557	$12,067	$17,734
General and administrative	3,027	2,994	10,431	10,374
Loss from operations	(3,597)	(10,551)	(22,498)	(28,108)
Other income (expense), net:
Interest expense	—	(329)	(207)	(1,069)
Interest income and other income (expense), net	86	324	464	1,147
Total other income (expense), net	86	(5)	257	78
Provision for income taxes	—	—	—	—
Net loss	$(3,511)	$(10,556)	$(22,241)	$(28,030)
Net loss per share of common stock, RSUs and pre-funded warrants, basic and diluted(1)	$(0.79)	$(5.32)	$(5.71)	$(15.48)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted(1)	4,440,111	1,985,133	3,897,256	1,810,566

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $84)	133,521	1	1,443	—	1,444
Stock-based compensation	—	—	1,389	—	1,389
Issuance of common stock under equity plan awards	3,649	—	34	—	34
Net loss	—	—	—	(10,860)	(10,860)
BALANCE — March 31, 2025	3,519,602	$4	$229,095	$(217,966)	$11,133
Issuance of common stock for cash (net of issuance costs of $319)	584,253	—	3,570	—	3,570
Stock-based compensation	—	—	1,092	—	1,092
Issuance of pre-funded warrants, (net of issuance costs of $230)	334,000	—	1,858	—	1,858
Net loss	—	—	—	(7,870)	(7,870)
BALANCE — June 30, 2025	4,437,855	$4	$235,615	$(225,836)	$9,783
Stock-based compensation	—	—	61	—	61
Issuance of common stock under equity plan awards	2,306	—	13	—	13
Net loss	—	—	—	(3,511)	(3,511)
BALANCE — September 30, 2025	4,440,161	$4	$235,689	$(229,347)	$6,346

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2023	1,695,788	$2	$192,029	$(165,263)	$26,768
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $8)	4,329	—	253	—	253
Stock-based compensation	—	—	1,318	—	1,318
Issuance of common stock under equity plan awards	8,901	—	197	—	197
Net loss	—	—	—	(7,904)	(7,904)
BALANCE — March 31, 2024	1,709,018	$2	$193,797	$(173,167)	$20,632
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $261)	164,118	—	4,557	—	4,557
Stock-based compensation	—	—	1,320	—	1,320
Issuance of common stock under equity plan awards	9,615	—	—	—	—
Net loss	—	—	—	(9,570)	(9,570)
BALANCE — June 30, 2024	1,882,751	$2	$199,674	$(182,737)	$16,939
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $112)	156,202	—	3,629	—	3,629
Stock-based compensation	—	—	1,334	—	1,334
Issuance of common stock under equity plan awards	4,573	—	111	—	111
Net loss	—	—	—	(10,556)	(10,556)
BALANCE — September 30, 2024	2,043,526	$2	$204,748	$(193,293)	$11,457

(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(22,241)	$(28,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	201	340
Stock-based compensation expense	2,542	3,972
Non-cash lease expense	818	1,048
Non-cash interest and other expense, net	77	154
Changes in operating assets and liabilities:
Prepaid expenses and other assets	582	49
Accounts payable	(1,528)	852
Accrued expenses and other liabilities	(3,032)	(355)
Interest payable	(59)	(30)
Operating lease liabilities	(606)	(878)
Cash used in operating activities	(23,246)	(22,878)
Investing activities:
Purchase of property and equipment	—	(432)
Cash used in investing activities	—	(432)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	5,013	8,439
Proceeds from the issuance of pre-funded warrants, net of issuance costs	1,858	—
Repayment of loan	(6,426)	(2,199)
Proceeds from the issuance of common stock under equity plan awards	47	308
Cash provided by financing activities	492	6,548
Net decrease in cash, cash equivalents and restricted cash	(22,754)	(16,762)
Cash, cash equivalents and restricted cash at beginning of period	30,711	39,673
Cash, cash equivalents and restricted cash at end of period	$7,957	$22,911
Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$954
Cash paid for business taxes	$43	$21

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage biotechnology company with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class treatments for a wide range of cancers. Tempest’s novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that is poised to begin a pivotal Phase 3 study in first-line liver cancer. The Company is headquartered in Brisbane, California.

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

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of September 30, 2025, the Company had $7.5 million of cash and cash equivalents. While the Company implemented cost reductions in 2025, the Company has finite cash resources available to fund its operations. In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. The Company has retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. If a strategic alternative is not available, the Company will be required to take additional actions to fund the Company’s operations, or it may be forced to wind down its operations. As part of the cost reductions, the Company reduced its workforce by 21 of 26 full-time employees, which became effective April 30, 2025. Further, in support of such efforts, on June 5, 2025, each of Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s Chief Financial Officer and Head of Corporate Strategy, transitioned to consulting arrangements with the Company, pursuant to which they will continue to serve the Company in their respective executive roles. The Company incurred $3.2 million of one-time cash severance payments, benefits and other related costs (excluding non-cash charges associated with equity-based compensation), with the majority of such costs incurred in the second quarter of 2025.

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company’s public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. On February 6, 2025, the Company filed a prospectus supplement with the SEC limiting the availability under the ATM Program to $14.5 million. As of the nine months ended September 30, 2025, the Company has sold an aggregate of 312,830 shares of its common stock for proceeds of $2.8 million, pursuant to the ATM Program. As of September 30, 2025, $11.6 million remained available for sale under the ATM Program.

Registered Direct Offering

On June 11, 2025, the Company sold an aggregate of 405,000 shares of the Company’s common stock and pre-funded warrants to purchase 334,000 shares of its common stock in a registered direct offering (“RDO”). The offering price was $6.25 per share of common stock and $6.249 per pre-funded warrant, which is the price of each share of common stock sold in the RDO, minus the $0.001 exercise price per pre-funded warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and offering expenses payable by the Company. As of September 30, 2025, all pre-funded warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2025.

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

Income Taxes—On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. OBBBA includes significant changes, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business expense provisions. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its condensed consolidated financial statements, as well as its annual estimated effective tax rate.

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,514	$—	$—	$7,514
Total	$7,514	$—	$—	$7,514

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,268	$—	$—	$30,268
Total	$30,268	$—	$—	$30,268

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$205	$642
Prepaid research and development costs	33	29
Other current assets	352	535
Total	$590	$1,206

Property and equipment, net, consists of the following:

	September 30, 2025	December 31, 2024
Computer equipment and software	$192	$192
Furniture and fixtures	328	328
Lab equipment	1,485	1,485
Leasehold improvements	198	201
Property and equipment	2,203	2,206
Less accumulated depreciation	(1,522)	(1,320)
Property and equipment—net	$681	$886

Depreciation expense for the three and nine months ended September 30, 2025 was $66 and $201, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $98 and $340, respectively.

Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued other liabilities	$1,048	$1,335
Accrued clinical trial liability	305	1,391
Total	$1,353	$2,726

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into an 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of September 30, 2025 and December 31, 2024, the balance of the operating lease right of use assets were $7,825 and $8,643, respectively, and the related operating lease liabilities were $8,405 and $9,011, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $486 and $1,459 for the three and nine months ended September 30, 2025, respectively. Rent expense was $486 and $1,758 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2025 (excluding nine months ended September 30, 2025)	$465
2026	1,926
2027	1,994
2028 and beyond	6,410
Total minimum lease payments	10,795
Less: imputed interest	(2,390)
Present value of operating lease obligations	8,405
Less: current portion	(1,147)
Noncurrent operating lease obligations	$7,258

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of September 30, 2025.

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

For the three months ended September 30, 2025, the Company incurred no interest expense. For the nine months ended September 30, 2025, total interest expense was $207. For the three and nine months ended September 30, 2024, total interest expense was $329 and $1,069, respectively.

7. STOCKHOLDERS' EQUITY

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s adoption the Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of September 30, 2025 and 2024. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2025, the common stock reserved for issuance was increased by 135,297 shares. As of September 30, 2025, there were 47,745 shares available for future grant under the 2023 Plan.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 88,461 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of September 30, 2025, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

As of September 30, 2025, 68,608 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and nine months ended September 30, 2025, 2,306 and 5,955 shares of common stock were issued under the 2019 ESPP, respectively.

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

The following shows the stock option activities for the nine months ended September 30, 2025 and 2024:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2024	320,013	$86.06
Granted	130,091	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—September 30, 2025	450,104	64.44

Balance—December 31, 2023	273,393	$94.64
Granted	68,282	51.87
Exercised	(6,284)	24.83
Cancelled and forfeited	(16,028)	106.99
Balance—September 30, 2024	319,363	86.32

The following table summarizes information about stock options outstanding at September 30, 2025:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	450,104	7.96	$64.44	$—
Vested and expected to vest	450,104	7.96	$64.44	$—
Exercisable	441,044	7.95	$64.51	$—

During the nine months ended September 30, 2025 and 2024, the Company granted employees and non-employees stock options to purchase 130,091 and 68,282 shares of common stock, respectively, with a weighted-average grant date fair value of $11.20 and $51.87 per share, respectively. As of September 30, 2025 and 2024, total unrecognized compensation costs related to unvested employee stock options were $450 and $13,648, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years and 2.9 years, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the nine months ended September 30, 2025 and 2024:

	2025	2024
Expected term (in years)	6.0	5.5 - 6.1
Expected volatility	115% - 116%	109% - 124%
Risk-free interest rate	4.4%	3.5% - 4.7%
Dividends	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$9	$559	$979	$1,665
General and administrative	52	775	1,563	2,307
Total	$61	$1,334	$2,542	$3,972

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and nine months ended September 30, 2025, the Company contributed $5 and $120 to the 401(k) Plan, respectively. During the three and nine months ended September 30, 2024, the Company contributed $38 and $132 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basis in diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,511)	$(10,556)	$(22,241)	$(28,030)
Denominator:
Weighted-average common shares outstanding	4,440,111	1,985,133	3,897,256	1,810,566
Weighted-average shares used in computing basic and diluted net loss per share	4,440,111	1,985,133	3,897,256	1,810,566
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(5.32)	$(5.71)	$(15.48)

As of September 30, 2025 and 2024, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of September 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Options to purchase common stock	450,104	319,363
Common stock warrants	464	464
Total	450,568	319,827

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

12. SUBSEQUENT EVENTS

In October 2025, our Compensation Committee approved a modification to equity awards held by the Company's former employees to extend the post-termination exercise period. The Company estimates that it will incur approximately $0.4 million of non-cash stock-based compensation expense as a result of the modification.

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

Overview

We are a clinical-stage biotechnology company with a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Our novel programs range from early research to the lead program, amezalpat (previously known as TPST-1120), that, subject to the need for additional resources, is ready to begin a pivotal Phase 3 study in first-line hepatocellular carcinoma (“HCC”). In addition to amezalpat, our second clinical-stage therapeutic product candidate is TPST-1495, which we expect to start a Phase 2 study in Familial Adenomatous Polyposis (“FAP”) late this year, subject to potential delays resulting from the ongoing U.S. government shutdown. We believe both amezalpat and TPST-1495 are the first clinical-stage molecules designed to inhibit their respective targets.

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

In March 2025, the Cancer Prevention Clinical Trials Network (“CP-CTNet”) received a “Study May Proceed” letter from the FDA, authorizing the initiation of a National Cancer Institute (“NCI”)-funded Phase 2 clinical trial evaluating TPST-1495 in patients with FAP. This trial, run by CP-CTNet and financially supported by the NCI’s Division of Cancer Prevention, underscores the urgent need for innovative cancer prevention strategies in high-risk patient populations. In April 2025, the FDA granted ODD for TPST-1495 for the treatment of patients with FAP. The Phase 2 study is expected to begin in late 2025, subject to potential delays resulting from the ongoing U.S. government shutdown.

Potential Future Milestones

•
Explore strategic and business development opportunities to maximize the potential of our pipeline and extend financial resources.
•
Subject to the need for additional financial resources, advance amezalpat into a pivotal Phase 3 study in first-line HCC patients where amezalpat will be studied in a combination treatment and compared to a standard-of-care therapy. We believe the continued positive results from the ongoing randomized Phase 1b/2 study provides strategic opportunities for us, and we received positive feedback from the FDA and European Medicines Agency (“EMA”) on the pivotal Phase 3 clinical trial design. The program may also warrant further development in RCC and CCA based on the Phase 1 data presented at ASCO 2022.
•
Explore TPST-1495 in a Phase 2 study in patients with FAP with the CP-CTNet, which is expected to begin in late 2025, subject to potential delays resulting from the ongoing U.S. government shutdown.

Going Concern and Ongoing Strategic Review

As of September 30, 2025, we had cash and cash equivalents totaling $7.5 million compared to $30.3 million as of December 31, 2024. We have incurred operating losses since inception and our accumulated deficit as of September 30, 2025 is $229.3 million. We expect that our existing cash and cash equivalents will fund our projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The largest component of our operating expenses has historically been the investment in research and development activities. Historically, our research and development expenses were primarily driven by our amezalpat program, which has been paused while we complete our ongoing strategic review. As a result of the ongoing strategic review and the RIF, we expect research and development expenses will decrease period over period. If we resume our research and development efforts, we expect research and development expenses will increase in the future, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Operating expenses:
Research and development	$570	$7,557	$(6,987)	(92)%
General and administrative	3,027	2,994	33	1%
Loss from operations	(3,597)	(10,551)	(6,954)	(66)%
Other income (expense), net:
Interest expense	—	(329)	(329)	(100)%
Interest income and other income (expense), net	86	324	(238)	(73)%
Total other income (expense), net	86	(5)	91	>100%
Provision for income taxes	—	—	—	—%
Net loss	$(3,511)	$(10,556)	$(7,045)	(67)%

Research and development

Our research and development expenses for the three months ended September 30, 2025 and 2024 were primarily incurred in connection with our most advanced product candidate, amezalpat.

The following table shows our research and development expenses by program for the three months ended September 30, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Amezalpat	$159	$3,943	$(3,784)	(96)%
TPST-1495	—	663	(663)	(100)%
Preclinical and other	159	578	(419)	(72)%
Total candidate specific research costs	318	5,184	(4,866)	(94)%
Personnel and other costs	202	1,725	(1,523)	(88)%
Stock-based compensation and depreciation	50	648	(598)	(92)%
Total research and development expenses	$570	$7,557	$(6,987)	(92)%

Research and development expenses decreased by $7.0 million to $0.6 million for the three months ended September 30, 2025, compared to three months ended September 30, 2024, which was primarily attributable to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives initiated in April 2025.

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Research and development outside services	$305	$4,514	$(4,209)	(93)%
Compensation expense	37	1,229	(1,192)	(97)%
Stock-based compensation expense	9	559	(550)	(98)%
Consulting and professional services	3	653	(650)	(100)%
Other expenses	216	602	(386)	(64)%
Total research and development expense	$570	$7,557	$(6,987)	(92)%

General and administrative

General and administrative expenses were $3.0 million for each of the three months ended September 30, 2025 and 2024, and were primarily related to consulting and professional services.

Other income (expense), net

For the three months ended September 30, 2025, no interest expense was incurred related to the loan with Oxford Finance LLC (“Oxford,” and such loan the “Oxford Loan”), compared to $329 thousand for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, interest income was $86 thousand and $324 thousand, respectively. The Oxford Loan was repaid in full and terminated in accordance with its terms in April 2025.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our operating results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,067	$17,734	$(5,667)	(32)%
General and administrative	10,431	10,374	57	—%
Loss from operations	(22,498)	(28,108)	(5,610)	(20)%
Other income (expense), net:
Interest expense	(207)	(1,069)	(862)	(81)%
Interest income and other income (expense), net	464	1,147	(683)	(60)%
Total other income (expense), net	257	78	179	229%
Provision for income taxes	—	—	—	—%
Net loss	$(22,241)	$(28,030)	$(5,789)	(21)%

Research and development

Our research and development expenses for the nine months ended September 30, 2025 and 2024 were primarily incurred in connection with our most advanced product candidate, amezalpat.

	Nine Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Amezalpat	$5,318	$7,022	$(1,704)	(24)%
TPST-1495	—	1,938	(1,938)	(100)%
Preclinical and other	1,076	1,692	(616)	(36)%
Total candidate specific research costs	6,394	10,652	(4,258)	(40)%
Personnel and other costs	4,529	5,116	(587)	(11)%
Stock-based compensation and depreciation	1,144	1,966	(822)	(42)%
Total research and development expenses	$12,067	$17,734	$(5,667)	(32)%

Research and development expenses decreased by $5.6 million to $12.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, which was primarily attributable to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives initiated in April 2025. Expenses in the nine months ended September 30, 2025 included $4.5 million related to contract research and manufacturing organizations in preparation for our pivotal Phase 3 trial of amezalpat for the treatment of first-line HCC.

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	September 30,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Research and development outside services	$5,788	$8,934	$(3,146)	(35)%
Compensation expense	3,542	3,459	83	2%
Stock-based compensation expense	979	1,665	(686)	(41)%
Consulting and professional services	582	1,666	(1,084)	(65)%
Other expenses	1,176	2,010	(834)	(41)%
Total research and development expense	$12,067	$17,734	$(5,667)	(32)%

General and administrative

General and administrative expenses increased by $0.1 million to $10.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily related to employee compensation costs, inclusive of one-time separation costs for employees terminated during the nine months ended September 30, 2025, as well as consulting and professional services.

Other income (expense), net

For the nine months ended September 30, 2025 and 2024, other income (expense), net consisted of total interest expense of $207 thousand and $1.1 million, respectively, related to the Oxford Loan, and interest income of $464 thousand and $1.1 million, respectively. The Oxford Loan was repaid in full and terminated in accordance with its terms in April 2025.

Liquidity and Capital Resources

Overview

Since inception through September 30, 2025, our operations have been financed primarily by proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. In April 2025, we announced plans to explore a full range of strategic alternatives to advance our promising programs. If a strategic alternative is not available to us, we will be required to take additional actions to fund the Company’s operations or we may be forced to wind down our operations. As of September 30, 2025, we had $7.5 million in cash and cash equivalents and an accumulated deficit of $229.3 million.

Our lack of operating revenue or cash inflows and our cash resources at September 30, 2025 raise substantial doubt as to our ability to continue as a going concern. See “—Funding Requirements” below for additional information on our future capital needs.

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

At-the-Market Offering

We have entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). On June 11, 2025, in connection with the RDO (as defined below) we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the nine months ended September 30, 2025, we have sold an aggregate of 312,830 shares of our common stock for proceeds of $2.8 million pursuant to the ATM Program. As of September 30, 2025, $11.6 million remained available for sale under the ATM Program.

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

Registered Direct Offering

On June 11, 2025, we sold an aggregate of 405,000 shares of our common stock and pre-funded warrants to purchase 334,000 shares of our common stock in a registered direct offering (the “RDO”). The offering price was $6.25 per share of common stock and $6.249 per pre-funded warrant, which is the price of each share of common stock sold in the offering, minus the $0.001 exercise price per pre-funded warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and estimated offering expenses payable by us. As of September 30, 2025, all pre-funded warrants had been exercised.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(23,246)	$(22,878)
Cash used in investing activities	—	(432)
Cash provided by financing activities	492	6,548
Net decrease in cash and cash equivalents	$(22,754)	$(16,762)

Cash flows used in operating activities

Cash used in operating activities for the nine months ended September 30, 2025 was $23.2 million, consisting of a net loss of $22.2 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.6 million, less changes in operating assets and liabilities of $4.6 million.

Cash used in operating activities for the nine months ended September 30, 2024 was $22.9 million, consisting of a net loss of $28.0 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.2 million, plus changes in operating assets and liabilities of $2.4 million.

Cash flows used in investing activities

No cash was used in investing activities for the nine months ended September 30, 2025.

Cash used in investing activities for the nine months ended September 30, 2024 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2025 was related to net proceeds from the June 2025 registered direct offering of $4.1 million as well as the issuance of common stock of $2.8 million under the ATM Program, offset by $6.4 million in outflows related to the repayment of the Oxford Loan.

Cash provided by financing activities for the nine months ended September 30, 2024 was related to proceeds from the issuance of common stock of $8.8 million, offset by $2.2 million in outflows related to the repayment of the Oxford Loan.

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

Material Cash Requirements

Our material cash requirements primarily relate to our operating lease for office space, trade payables, and accrued expenses. As of September 30, 2025, we had $3.5 million payable within 12 months, including $1.1 million related to the Brisbane Lease. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer & Head of Corporate Strategy (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer & Head of Corporate Strategy and Finance have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
If we are unable to maintain listing of our common stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

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

Our existing cash and cash equivalents of $7.5 million as of September 30, 2025 is expected to fund our operations through less than 12 months from the date our consolidated financial statements are available to be issued.

While we have implemented cost reductions in 2025, we have finite cash resources available to fund our operations. We announced plans to explore a full range of strategic alternatives to advance our promising clinical stage programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. We have retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support us with the strategic evaluation process. If a strategic alternative is not available, we will be required to take additional actions, including a potential wind down of our operations.

As part of our cost reductions, we completed a workforce reduction in April 2025 and, in June 2025, we transitioned our Chief Executive Officer, our Chief Medical Officer, and our Chief Financial Officer (collectively, our “Senior Executives”) to consulting agreements with the Company, pursuant to which they will continue to serve the Company in their respective executive roles. The Company retained certain employees from the workforce reduction as consultants covering the Company’s key functions, including clinical development, clinical operations, regulatory affairs, manufacturing, quality assurance and translational medicine.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales, and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $22.2 million and $28.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $229.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. In April 2025, we announced a reduction of our workforce to explore a full range of strategic alternatives to advance its promising clinical-stage programs and maximize stockholder value. This restructuring may make attracting and retention of our current and future personnel more challenging. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize our product candidates. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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
•
political factors surrounding the approval process, such as government shutdowns; or
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the Russia-Ukraine war and the Israel-Hamas war, natural disasters including earthquakes, typhoons, floods and fires, and public health crises.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health crises or geopolitical tensions, such as the Russia-Ukraine war and the Israel-Hamas war, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all.

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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts (such as the Russia-Ukraine war and the Israel-Hamas war), restrictions on trade, import or export restrictions, or public health crises.

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

For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA through plan year 2025. The IRA also reduces the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In the future, there may be other efforts to challenge, repeal or replace the ACA. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. We are continuing to monitor any further changes to the ACA that, in turn, may potentially impact our business in the future.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the National Institutes of Health, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans, and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We expect that the ACA and the IRA, as well as other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has proposed implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we own currently or in the future or may license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

We may in the future depend on intellectual property licensed from third parties, and our future licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that may be important to our business.

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

If our future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We may not have complete control over the maintenance, prosecution and litigation of our future in-licensed patents and patent applications. For example, we cannot be certain that activities such as the maintenance and prosecution by our future licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our future licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

If disputes over intellectual property that we may license in the future prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates.

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our product candidates or result in any competitive advantage.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our future licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or may in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, patent term adjustment being jeopardized, patent term being reduced, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.

Since patent applications in the United States and other countries are confidential for a period of time after filing or until issuance, at any moment in time, we cannot be certain that it was in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our products and technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use. Likewise, our currently owned patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2033 through 2046, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own currently or in the future or may in-license in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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
•
we, or our future licensors, as the case may be, may fail to meet our or our obligations to the U.S. government regarding any patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
•
we, or our future licensors, as the case may be, might not have been the first to file patent applications for certain inventions;
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
•
the laws of foreign countries may not protect our, or our future licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
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

Geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine conflict; retaliatory measures by foreign countries in response to actions by the United States, in particular; and tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement or defense of our issued patents or those of any future licensors. For example, the United States and foreign government actions related to the Russia-Ukraine war may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Also, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Federal Circuit recently issued a decision involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obviousness-type double patenting. This decision creates uncertainty to the patent terms of certain U.S. patents that share the same priority claim where on expires later than another due to accrued PTA. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain or license in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.

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

As a further example, as of June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (“UPC”). In 2012, the European Union Patent Package (The “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. We may decide to opt out future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the opt-out formalities and requirements under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our financial condition, prospects and results of operations.

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

Although we do not currently license or own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may in-license or acquire in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). Recently, the government released a draft framework that may be used by an agency when deciding to exercise its march-in rights for public comments, and as such, the framework for deciding when march-in rights are exercised may change. If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as the Russia-Ukraine war and the Israel-Hamas war; and
•
period-to-period fluctuations in our financial results.

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

If we are unable to maintain listing of our common stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, we anticipate that our securities would begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our securities. Securities traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including limited availability of market quotations for our securities, a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the common stock, a limited amount of analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
10.1+	Securities Purchase Agreement, dated June 11, 2025, by and among Tempest Therapeutics, Inc. and the purchaser party thereto.	8-K	001-35890	10.6	8/11/2025
10.2+	Amended and Restated Offer Letter, dated August 11, 2025, by and between Tempest Therapeutics, Inc. and Justin Trojanowski.	10-Q	001-35890	10.7	8/11/2025
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

+ Indicates management contract or compensatory plan.

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

Date: November 5, 2025