Form 10-K
period 2025-12-31
Tempest Therapeutics, Inc.
filed 2026-03-30
CIK 1544227

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

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a closing price of $6.80 per share of the registrant’s common stock as reported on The Nasdaq Stock Market LLC on June 30, 2025, was approximately $30.1 million. For purposes of this computation, all officers, directors, and stockholders that the registrant has concluded are affiliates of the registrant are deemed to be affiliates. This calculation does not reflect a determination that certain holders are affiliates of the Registrant for any other purpose.

As of March 25, 2026, the registrant had 14,344,034 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•
the Asset Acquisition (as defined below), including, but not limited to, our expectations regarding the benefits and expected synergies of the Asset Acquisition;
•
our new strategy and the potential benefits thereof;
•
our expected future growth and our ability to manage such growth;
•
our, or our partner's, ability to develop, obtain regulatory approval for and commercialize our current and any future product candidates;
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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company advancing a diversified portfolio of cell therapy and small molecule product candidates. In February 2026, we expanded our pipeline through a strategic transaction under which we acquired rights to a portfolio of dual-targeting chimeric antigen receptor T-cells (“CAR-T”) product candidates with the potential to treat certain blood cancers, solid tumors and immunology indications, including TPST-2003, an autologous CD19/B-cell maturation antigen (“BCMA”) CAR-T therapy currently in clinical development for relapsed or refractory multiple myeloma (“rrMM”).

Our portfolio also includes two clinical-stage small molecule product candidates with the potential to treat certain cancer indications. One of our small-molecule product candidates, amezalpat (previously known as TPST-1120), has completed a Phase 2 study in first-line hepatocellular carcinoma (“HCC”). Amezalpat remains Phase 3-ready in HCC and we plan to pursue business development discussions to advance pivotal development. Our second small-molecule product candidate is TPST-1495, which we plan to initiate a Phase 2 study for in familial adenomatous polyposis (“FAP”), with first patient enrollment expected in 2026. The study is expected to be funded by the National Cancer Institute (“NCI”) and conducted through the Cancer Prevention Clinical Trials Network (“CP-CTNet”), enabling advancement with limited internal capital deployment.

Our mission is to develop therapeutic products with the potential to address high unmet medical needs by identifying promising clinical-stage candidates and advancing their development to create products that will improve patients’ lives.

Recent Developments

Strategic Acquisition of Dual-Targeting CAR-T Programs

On November 19, 2025, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Erigen LLC, a Delaware limited liability company (“Erigen”), and Factor Bioscience Inc., a Delaware corporation (together with Erigen, “Sellers”), pursuant to which Sellers agreed to sell and transfer to the Company all right, title and interest of Sellers, worldwide outside of China, Russia, India, and Turkey, in and to all of the assets primarily related to (a) the autologous BCMA/CD19 dual-targeting CAR T-cell therapy known as TPST-2003 currently being evaluated in a Phase 1/2a clinical study in patients with rrMM, a Phase 1/2 investigator-initiated trial (“IIT”) in patients with rrMM, and a Phase 1 clinical study in patients with POEMS Syndrome (“POEMS”), a rare blood disorder caused by abnormal plasma cells, (b) the autologous CD70/CD70 dual-targeting CAR T-cell therapy known as TPST-2206, (c) the allogeneic BCMA/CD19 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as TPST-3003, and (d) the allogeneic CD70/CD70 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as TPST-3206 (collectively referred to herein as the “Assets”), in exchange for an aggregate purchase price of 8,268,495 shares of our common stock issued to Erigen on behalf of both Sellers.

Pursuant to the Asset Purchase Agreement, at Closing we assumed Erigen’s rights and obligations under each of the Novatim License Agreement and the Restated Factor License Agreement (each as defined below under “—License and Collaboration Agreements”). Under the Novatim License Agreement, we obtained an exclusive license to specified patents and know-how in all fields worldwide, but excluding Greater China, India, Turkey, and Russia, to exploit the TPST-2003 and TPST-2206 programs and allogeneic CAR-T therapies based on the TPST-2003 and TPST-2206 programs. We also received a right of first negotiation to negotiate a license to exploit allogeneic CAR-T therapies and in vivo CAR-T therapies in Greater China.

Under the Restated Factor License Agreement, we obtained an exclusive license to specified patents in all fields worldwide, but excluding Greater China, India, Turkey, and Russia, to exploit the TPST-3003 and TPST-3206 programs. The Restated Factor License Agreement also establishes a Joint Steering Committee for the purposes of discussing and coordinating collaboration opportunities and serving as a forum for information sharing.

On February 3, 2026, we completed the acquisition of the Assets (the “Closing”) under the Asset Purchase Agreement (the “Asset Acquisition”) and issued to Erigen 8,268,495 shares of our common stock (the “Share Issuance”).

Following the transaction, we are prioritizing a capital-efficient development strategy across our portfolio. This approach includes seeking partner support, external funding sources, and staged investment decisions based on clinical data generation and regulatory feedback. We expect this strategy to allow us to pursue parallel development of multiple programs while managing internal cash resources and extending our operational runway.

Our Pipeline

Our product development pipeline consists of the following product candidates:

1. “RCC” renal cancer; “CCA” cholangiocarcinoma; “FPI” First Patient In; “SLE” lupus.

CAR-T Cell Therapy Programs

Our cell therapy programs expand our oncology pipeline with a portfolio of next-generation CAR-T product candidates designed to potentially address the limitations of currently available cell therapies and broaden the applicability of CAR-T therapy across hematologic malignancies and solid tumors. Our programs include autologous, allogeneic and in vivo approaches utilizing dual-targeting strategies.

Our lead cell therapy product candidate, TPST-2003, is an autologous dual-targeting CAR-T therapy directed against CD19 and BCMA for the treatment of rrMM. In addition, our pipeline includes TPST-2206, a dual-targeting CAR-T therapy directed against CD70 for solid tumors, as well as allogeneic dual-targeting CAR-T programs, including TPST-3003 and TPST-3206, and an in vivo dual-targeting CAR-T program, TPST-4003.

We believe our cell therapy portfolio has the potential to address tumor heterogeneity and antigen escape and to improve access through scalable manufacturing approaches. We are evaluating these programs across hematologic malignancies, solid tumors, and immunology indications.

Small-Molecule Programs

Our small-molecule programs consist of two clinical-stage product candidates with the potential to be first-in-class to treat a wide range of cancers. Our programs include: amezalpat (previously known as TPST-1120), that is poised to begin a pivotal study in first-line HCC, subject to business development discussions, and TPST-1495, which we expect will enter Phase 2 development in 2026. We believe both amezalpat and TPST-1495 are the first clinical-stage molecules designed to inhibit their respective targets.

Amezalpat (TPST-1120)

Amezalpat is an oral, small molecule, selective antagonist of peroxisome proliferator-activated receptor alpha (“PPARα”) being developed for the treatment of first-line unresectable or metastatic HCC. Amezalpat remains Phase 3-ready in first-line HCC, supported by global regulatory alignment and positive randomized Phase 2 data. We plan to pursue business development discussions to advance pivotal development.

In June 2024, we unveiled positive survival data from the global randomized Phase 1b/2 clinical study demonstrating that amezalpat delivered a six-month improvement in median overall survival (“OS”) with a hazard ratio (“HR”) of 0.65 when combined with atezolizumab and bevacizumab in comparison to atezolizumab and bevacizumab alone, the standard of care, in the first-line treatment of patients with unresectable or metastatic HCC. Additionally, the survival benefit was preserved across key subpopulations, including patients with PD-L1 negative disease and β-catenin mutated disease, consistent with amezalpat’s proposed mechanism of action targeting both tumor cells directly and the patient’s immune system.

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

TPST-1495

Our second clinical-stage small-molecule program, TPST-1495, is a novel, dual antagonist of the EP2 and EP4 receptors of prostaglandin E2 (“PGE2”), a pathway implicated in multiple cancers. Our development strategy for TPST-1495 includes evaluation in FAP, a rare genetic disorder that significantly increases the risk of gastrointestinal cancers and for which there are no approved systemic therapies. Given that prostaglandin signaling is also implicated in FAP and based on positive preclinical data in a relevant mouse model, we believe there is strong mechanistic support for this approach.

In March 2025, the CP-CTNet received a “Study May Proceed” letter from the FDA, authorizing the initiation of a NCI-funded Phase 2 clinical trial evaluating TPST-1495 in patients with FAP. This trial, run by CP-CTNet and financially supported by the NCI’s Division of Cancer Prevention, underscores the urgent need for innovative cancer prevention strategies in high-risk patient populations. The Phase 2 study is expected to begin in 2026.

Strategy

Our objective is to build a capital-efficient oncology company by advancing a pipeline of advanced CAR-T cell therapy and small-molecule product candidates through clinical development while maintaining disciplined capital allocation. Our strategy includes the following components:

•
Advance TPST-2003 through upcoming clinical milestones
We plan to continue development of TPST-2003 with near-term clinical data expected from an ongoing Phase 1/2a clinical trial in China. We anticipate initiation of a registrational Phase 2b in China by the end of 2026, with interim data expected in 2027. Development activities in China are funded by our strategic partner, Novatim Immune Therapeutics (“Novatim”), providing access to pivotal data while preserving internal capital.
•
Expand the portfolio with allogeneic and in vivo CAR-T development
TPST-3003 and TPST-4003 represent our first allogeneic and in vivo CAR-T programs, respectively, and are each designed to extend the TPST-2003 biology into potentially more scalable and patient-friendly modalities. We expect to advance these programs through preclinical development and evaluate potential clinical entry through strategic partner-funded IIT clinical studies in the near term.
•
Position amezalpat for pivotal development through business development
Amezalpat remains Phase 3-ready in first-line HCC, supported by global regulatory alignment and positive randomized Phase 2 data. We plan to pursue business development discussions to advance pivotal development.
•
Advance TPST-1495 through externally funded clinical development
We plan to initiate a Phase 2 study of TPST-1495 in FAP, with first patient enrollment expected in 2026. The study is expected to be funded by the NCI and conducted through the Cancer Prevention Clinical Trials Network, enabling advancement with limited internal capital deployment.
•
Advance a diversified next-generation CAR-T pipeline
We plan to progress additional dual-targeting CAR-T programs that broaden the platform across modalities and indications, including:
•
TPST-2206: a dual-targeting CD70/CD70 CAR-T
•
TPST-3206: an allogeneic dual-targeting CD70/CD70 CAR-T

CAR-T Cell Therapy

Background on Cancer and CAR-T Cell Therapy

Cancer remains a leading cause of death worldwide and continues to represent a significant unmet medical need despite advances in surgery, radiation, targeted therapies and immunotherapies. Hematologic malignancies, including multiple myeloma and certain lymphomas and leukemias, often have limited treatment options in relapsed or refractory settings, where outcomes remain poor. Similarly, many solid tumors, including renal cell carcinoma, remain difficult to treat in advanced stages, particularly following progression on standard therapies.

Adoptive cell therapy, including CAR-T, has emerged as an important treatment modality in oncology. CAR-T therapy typically involves collecting a patient’s T cells, genetically modifying them to express engineered receptors that recognize tumor-associated antigens, expanding the modified cells ex vivo, and infusing them back into the patient to target cancer cells. CAR-T therapies have demonstrated meaningful clinical responses in certain hematologic malignancies and have led to multiple regulatory approvals. However, currently available CAR-T therapies face limitations, including antigen escape, limited durability of response, manufacturing complexity, safety risks and reduced efficacy in certain patient populations.

Next-generation CAR-T approaches are being developed to address these limitations. These include dual-targeting CAR-T therapies designed to recognize multiple tumor antigens, which may help mitigate antigen escape and improve durability, as well as allogeneic and in vivo CAR-T therapies designed to improve manufacturing scalability and patient access.

CD19/BCMA Dual-Targeting CAR-T Therapy in rrMM

Our lead cell therapy product candidate, TPST-2003, is an autologous dual-targeting CAR-T therapy directed against CD19 and BCMA for the treatment of rrMM. Multiple myeloma is a hematologic malignancy characterized by the clonal proliferation of malignant plasma cells in the bone marrow. Despite advances in treatment, including proteasome inhibitors, immunomodulatory agents and monoclonal antibodies, patients with relapsed or refractory disease often experience progressive disease and poor outcomes. While currently approved CAR-T therapies targeting BCMA have demonstrated clinical benefit in rrMM, disease relapse remains common, and treatment options following relapse are limited.

BCMA is a cell surface receptor that is preferentially expressed on mature B cells and plasma cells, including malignant plasma cells in multiple myeloma, and plays an important role in plasma cell survival and proliferation. As a result, BCMA has emerged as a clinically validated target for CAR-T therapy in multiple myeloma. However, resistance to BCMA-targeted therapies has been observed, including through antigen loss or downregulation, which may contribute to disease relapse. CD19 is a B-cell lineage antigen that is expressed earlier in B-cell development and has been implicated in certain subsets of multiple myeloma, including progenitor or disease-propagating cell populations. Targeting both CD19 and BCMA simultaneously may help address tumor heterogeneity and reduce the risk of antigen escape.

Preclinical and clinical studies reported in the scientific literature have suggested that dual-targeting approaches may improve depth and durability of response compared to single-target therapies. This body of literature provides the scientific rationale for the development of dual-targeting CAR-T therapies such as TPST-2003 for the treatment of patients with rrMM.

TPST-2003: Dual-Targeting BCMA/CD19 Autologous CAR-T Therapy

TPST-2003 is an autologous, dual-targeting CAR-T therapy designed to target both BMCA and CD19. TPST-2003 is being developed for the treatment of rrMM.

Mechanism of Action

TPST-2003 incorporates a proprietary parallel dual-targeting CAR architecture designed to recognize both BCMA and CD19.

Figure: TPST-2003 parallel dual-targeting CAR construct targeting BCMA and CD19.

Scientific Rationale for Dual-Targeting CAR Architecture

CAR-T therapies function by engineering a patient’s T cells to express receptors that recognize tumor-associated antigens. Most currently available CAR-T therapies in multiple myeloma target a single antigen, typically BCMA. While these therapies can produce deep responses, relapse may occur when tumor cells reduce or lose expression of that antigen or when heterogeneous tumor populations express different surface markers.

By enabling recognition of two distinct targets, TPST-2003’s dual-targeting approach is intended to:

•
Reduce the likelihood of tumor escape through antigen loss;
•
Improve targeting of heterogeneous tumor populations; and
•
Potentially enhance persistence of anti-tumor activity.

Clinical responses have been observed across multiple dose levels and study settings to date; however, additional follow-up and larger studies will be required to determine the reproducibility and durability of these findings.

The same dual-targeting CAR architecture forms the basis of additional programs in our pipeline, including TPST-3003, an allogeneic CAR-T program, and TPST-4003, an in vivo CAR-T approach.

The clinical studies described below were designed to evaluate the safety and clinical activity of this dual-targeting approach, including in heavily pretreated patients.

Clinical Study Design

TPST-2003 is currently being evaluated in a Phase 1/2 IIT clinical study and a REDEEM-1 Phase 1/2a trial, in each case in patients with rrMM, including patients who have received multiple prior lines of therapy. The IIT and REDEEM-1 Phase 1/2a trial are being conducted by investigators affiliated with Novatim and are being funded by Novatim.

To be eligible for the Phase 1/2 IIT clinical study and the REDEEM-1 Phase 1/2a trial, patients must have rrMM and must have received at least one prior line of therapy. The Phase 1/2 IIT clinical study and the REDEEM-1 Phase 1/2a trial are primarily focused on evaluating the safety and tolerability of TPST-2003, as well as determining the clinical recommended dose of TPST-2003. Accordingly, the primary endpoints of the Phase 1/2 IIT clinical study and the REDEEM-1 Phase 1/2a trial are the assessment of adverse events (“AEs”) and serious adverse events (“SAEs”). The secondary endpoints cover both PK and PD assessments, examining how the therapy behaves and acts within the body, as well as a set of efficacy measures including: progression-free survival (“PFS”); overall response rate (“ORR”); complete response (“CR”); strict complete response (“sCR”); duration of response; disease control rate (“DCR”), minimal residual disease (“MRD”); and OS.

Clinical Development Program

Clinical experience with TPST-2003 to date consists of early-phase studies, including the ongoing Phase 1/2 IIT and the ongoing REDEEM-1 Phase 1/2a trial. As of the January 31, 2026 data cutoff, a total of 36 patients with rrMM had received one infusion of TPST-2003 across these two studies:

•
24 patients treated in the Phase 1/2 IIT; and
•
12 patients treated in the REDEEM-1 Phase 1/2a trial.

Patients enrolled in REDEEM-1 had received a median of four prior lines of therapy.

Among the six patients evaluable for efficacy as of the January 31, 2026 data cutoff in REDEEM-1, including three treated at dose level 1 (1 x 106cells/kg) and three treated at dose level 2 (2 x 106 cells/kg), the CR rate was 100% (6/6) based on International Myeloma Working Group criteria.

Across both studies, among 25 evaluable patients with measurable disease at baseline, the ORR was 100% (25/25). These findings are based on a limited number of patients to date, and additional follow-up will be required to determine clinical benefit.

Safety Profile Observations to Date

The safety profile observed in REDEEM-1 has included:

•
No Grade 3 or higher cytokine release syndrome (“CRS”);
•
One patient treated at the highest dose level experiencing low-grade immune effector cell-associated neurotoxicity syndrome (“ICANS”); and
•
No Grade 3 or higher ICANS.

We believe that the observed safety profile together with the consistency of responses observed in the REDEEM-1 trial support our plan to accelerate our development timeline and meet with the FDA to discuss initiating a U.S. registrational study later this year.

Durability of Response Observed in Earlier Study

We believe clinical findings from the REDEEM-1 study appear generally consistent with the earlier IIT. In the IIT, among 19 evaluable patients with measurable disease at baseline:

•
ORR was 100% (19/19);

•
CR rate was 89.5% (17/19); and
•
At the highest evaluated dose level, CR was observed in 100% (5/5).

The IIT also reported durable disease control, including:

•
Median PFS of 23.1 months across all patients;
•
Median PFS of 23.1 months in patients with extramedullary disease (“EMD”); and
•
MRD negativity at month 12 in all evaluable patients (5/5).

Patients with EMD are often associated with poorer outcomes and shorter disease control in rrMM. We are continuing to evaluate the durability of response observed in these studies.

TPST-2003 is also currently being evaluated in an ongoing Phase 1 clinical trial in patients with POEMS, a rare blood disorder caused by abnormal plasma cells. The POEMS trial is being conducted by investigators affiliated with Novatim and is being sponsored by Novatim.

Development Plans

We expect to present additional results from the REDEEM-1 study and updated IIT data at a scientific meeting in 2026. Based on data generated to date, we plan to submit an Investigational New Drug (“IND”) application to the FDA and, subject to regulatory clearance, may initiate a U.S. registrational study in 2026.

Pre-Clinical Programs

TPST-3003: Allogeneic Dual-Targeting CD19/BCMA CAR-T

Allogeneic CAR-T cell therapies are manufactured from donor cells, unlike autologous CAR-T cell therapies, which are manufactured from the patient’s own cells. Allogeneic CAR-T cell therapies thus have the potential to offer an off-the-shelf alternative to autologous products, that may reduce manufacturing complexity, potentially increasing availability to patients.

To manufacture an allogeneic CAR-T cell therapy, the T-cell receptor of the donor cells is typically eliminated (“knocked out”), to reduce the chance that the donor cells may nonspecifically attack the patient’s healthy cells (“graft-vs-host activity”).

TPST-3003 is an allogeneic dual-targeting CD19/BCMA CAR-T product that we are developing for the treatment of rrMM. Because TPST-3003 uses the same dual-targeting architecture as TPST-2003, we believe that TPST-3003 has the potential to maintain the same positive safety and efficacy profile that we have observed in early-stage clinical studies of TPST-2003, while reducing manufacturing complexity and potentially increasing availability to patients. We are planning to evaluate TPST-3003 in patients with rrMM in an strategic partner-sponsored IIT, with enrollment potentially beginning in the third quarter of 2026.

TPST-4003: In-vivo Dual-Targeting CD19/BCMA CAR-T

In vivo CAR-T therapies typically comprise nucleic acid molecules that encode a CAR sequence and which are formulated for delivery to a patient’s T cells in the patient’s body. Most typically, an in vivo CAR-T therapy consists of one or more mRNA molecules encoding a CAR sequence, formulated as a lipid nanoparticle, which is designed to target delivery to a specific type of cell in a patient’s body (e.g., a T cell that expresses the CD8 protein). Because in vivo CAR-T therapies generally do not require manipulating either the patient’s or a donor’s cells as part of the manufacturing process, they have the potential to reduce manufacturing complexity as compared to both autologous and allogeneic CAR-T approaches. Because of the potential advantages of in vivo CAR-T therapies, these approaches are being explored for potential treatment of immunology indications, including lupus, in addition to cancer.

TPST-4003 is an in vivo dual-targeting CD19/BCMA CAR-T product that we are developing for the treatment of lupus. Because TPST-4003 uses the same dual-targeting architecture as TPST-2003, we believe that TPST-4003 has the potential to achieve a favorable safety and efficacy profile as compared with single-targeting approaches. We are planning to evaluate TPST-4003 in patients with lupus in a strategic partner-sponsored IIT, with enrollment potentially beginning in the second quarter of 2026.

TPST-2206: Autologous Dual-Targeting CD70/CD70 CAR-T

CD70 is a protein that is often expressed on the surface of cells that make up a solid tumor, including in patients with renal cell carcinoma (“RCC”). While therapeutic approaches targeting CD70 have shown promise across various experimental settings, some cancer cells within a solid tumor may only express low levels of CD70, while other cancer cells may downregulate expression of CD70 during treatment with a CD70-targeting therapy.

TPST-2206 is an autologous dual-targeting CD70/CD70 CAR-T product that we are developing for the treatment of RCC. TPST-2206 uses the same dual-targeting architecture as TPST-2003, but replaces the CD19 and BCMA-targeting CARs with two CD70-targeting CARs. We believe that this dual-targeting structure may allow TPST-2206 to more effectively target and treat CD70-expressing solid tumors than single-targeting approaches. TPST-2206 is being evaluated in pre-clinical studies with a Phase 1 clinical trial of TPST-2206 in patients with RCC planned to begin in the second quarter of 2026. These pre-clinical activities and the planned Phase 1 clinical trial are being conducted and sponsored by our strategic partner, Novatim. We are planning to review the results of these studies, and, depending on those data, evaluate the potential to develop TPST-2206 in countries other than China, India, Turkey, and Russia.

TPST-3206: Allogeneic Dual-Targeting CD70/CD70 CAR-T

TPST-3206 is an allogeneic dual-targeting CD70/CD70 CAR-T product that we are developing for the treatment of RCC. TPST-3206 uses the same dual-targeting structure as TPST-2206 and the same manufacturing approach as our other allogeneic CAR-T program, TPST-3003. We are planning to review the results of the ongoing pre-clinical and planned clinical evaluation of TPST-2206, which is being conducted and sponsored by Novatim, and, depending on those data, evaluate the potential to develop TPST-3206 in countries other than China, India, Turkey, and Russia.

Small Molecule Programs

Amezalpat: PPARα Transcription Factor Antagonist

Amezalpat, a potentially first-in-class oral small molecule antagonist of PPARα, has completed a Phase 1a/b trial, and a global randomized Phase 1b/2 trial. The Phase 1a/b trial was a multicenter, open-label, dose-escalation, that evaluated amezalpat as both a monotherapy and combination therapy with nivolumab in patients with advanced solid tumors. Results from both the monotherapy and combination arms were presented in an oral presentation at the ASCO conference in 2022. The Phase 1b/2 trial was a randomized, multicenter, global study in collaboration with Roche that was evaluating amezalpat in combination with atezolizumab (TECENTRIQ®) and bevacizumab (Avastin®) in previously untreated patients with advanced HCC, compared to atezolizumab and bevacizumab alone, which is a standard of care for that indication and patient population. As of an updated February 14, 2024 data cutoff date, the global randomized Phase 1b/2 trial continued to show positive outcomes in patients with advanced or metastatic HCC who received the amezalpat combination therapy as compared to the control arm, including a survival benefit in both the overall population and key subpopulations.

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

Overview of amezalpat Clinical Trials

We completed a Phase 1a/b study and a global randomized Phase 1b/2 clinical study of amezalpat. We have released positive data from both studies, and we believe the continued positive data announced in 2024 supports the advancement of amezalpat to a pivotal Phase 3 trial in first-line HCC. The Phase 1a/b trial evaluated both monotherapy and combination therapy with the anti-PD-1 agent nivolumab in patients with advanced solid tumors that our PPARα-dependent transcriptome analysis of diverse human cancers revealed favor the usage of FAO. Results from both the monotherapy and the combination arms were presented in an oral presentation at the ASCO conference in 2022.

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

Randomized Data in HCC

As of an updated February 14, 2024 data cutoff date, the global randomized Phase 1b/2 trial of amezalpat, combined with the standard-of-care first-line regimen of atezolizumab and bevacizumab continued to show positive results in patients with advanced or metastatic HCC. The study is comparing the amezalpat arm to standard of care alone, and enrolled 40 patients randomized to the amezalpat arm and 30 patients randomized to the control arm. With 10 additional months of follow-up since the April 2023 primary analysis, the median OS in the amezalpat arm reached 21 months, representing a 6-month improvement over the 15-month OS in the control arm. Importantly, the HR remained stable, demonstrating a sustained reduction in the relative risk of death compared to the control arm.

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

1. Data not provided by Roche

Additionally in biomarker subpopulation analyses, patients with b-catenin activating mutations (21% of the study population) showed an increased confirmed ORR of 43% and a DCR of 100% in the amezalpat arm. The triplet regimen with amezalpat remained active across PD-L1 negative tumors, with a confirmed ORR of 27% in the amezalpat arm, compared to a reduced ORR of 7% for the control arm.

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

TPST-1495: Dual EP2/EP4 Prostaglandin Receptor Antagonist

Our second small-molecule product candidate is TPST-1495, a potentially first-in-class, oral, small molecule dual antagonist of the prostaglandin E2 (“PGE2”), receptors, EP2 and EP4. TPST-1495 is engineered to inhibit only these receptors while sparing the homologous - but differentially active - EP1 and EP3 receptors.

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

As of December 31, 2025, we own worldwide rights to TPST-1495, and our issued United States patents covering TPST-1495 as compositions of matter, pharmaceutical compositions and related methods of use, are expected to expire between April 2038 and April 2039, without giving effect to any patent term adjustments or patent term extensions for regulatory delay.

License and Collaboration Agreements

Novatim License and Collaboration Agreement

On July 18, 2025, Erigen entered into an Exclusive License and Collaboration Agreement (the “Novatim License Agreement”) with Novatim. On February 3, 2026, the Novatim License Agreement was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement.

Pursuant to the Novatim License Agreement, we obtained an exclusive license to specified patents and know-how in all fields worldwide, but excluding Greater China, India, Turkey, and Russia, to exploit the TPST-2003 and TPST-2206 programs and allogeneic CAR-T therapies based on the TPST-2003 and TPST-2206 programs. We also received a right of first negotiation to negotiate a license to exploit allogeneic CAR-T therapies and in vivo CAR-T therapies in Greater China. We are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory. No upfront payment was paid pursuant to the Novatim License Agreement. We are obligated to pay Novatim up to $80 million in total upon achievement of certain development milestones for the programs and up to $1.24 billion in total upon achievement of certain commercial milestones for the programs. In addition, we are required to pay Novatim mid-to-high single digit royalties on net sales of licensed products, subject to certain customary reductions, up to a lifetime maximum of $800 million, following which our license shall become fully paid and royalty-free.

The Novatim License Agreement is subject to termination (i) by either party, subject to specified cure periods, for the material breach by the other party or the bankruptcy or insolvency of the other party, or (ii) by mutual agreement of the parties.

Factor Amended and Restated License and Collaboration Agreement

On November 19, 2025, Erigen entered into an Amended and Restated License and Collaboration Agreement (the “Restated Factor License Agreement”) with Factor Bioscience Limited. On February 3, 2026, the Restated Factor License Agreement was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement.

Pursuant to the Restated Factor License Agreement, we obtained an exclusive license to specified patents in all fields worldwide, but excluding Greater China, India, Turkey, and Russia (the “Licensed Territory”), to exploit the TPST-3003 and TPST-3206 programs. The Restated Factor License Agreement also established a Joint Steering Committee for the purposes of discussing and coordinating collaboration opportunities and serving as a forum for information sharing. We are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory. No upfront payment was paid pursuant to the Restated Factor License Agreement. We are obligated to pay Factor Bioscience Limited up to $40 million in total upon achievement of certain development milestones for the programs and up to $620 million in total upon achievement of certain commercial milestones for the programs. In addition, we are required to pay Factor Bioscience Limited mid-single digit to high-teens royalties on net sales of licensed products on a country-by-country and licensed product-by-licensed product basis until expiration of the last to expire valid claim of certain licensed patents covering such licensed product in such country, subject to certain customary reductions, and low-to-mid double digit sublicense fees.

The Restated Factor License Agreement will continue until expiration of the last-to-expire Royalty Term. “Royalty Term” is defined as, on a product-by-product and country-by-country basis, the period commencing on the first arms-length sale of a product in a country of the Licensed Territory, and ending on the date of expiration of the last to expire valid patent covering the exploitation of the applicable product in the applicable country of the Licensed Territory. The Restated Factor License Agreement is subject to termination (i) by either party, subject to specified cure periods, for the material breach by the other party or the bankruptcy or insolvency of the other party, (iii) by us for any reason upon 60 days notice, or (iii) by mutual agreement of the parties.

Factor Amended and Restated Master Services Agreement

On November 19, 2025, Erigen entered into an Amended and Restated Master Services Agreement (the “Restated Factor Services Agreement”) with Factor. On February 3, 2026, the Restated Factor Services Agreement was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement.

Pursuant to the Restated Factor Services Agreement, Factor will perform services requested by us on a fee-for-services basis and provide us access to Factor’s facilities as mutually agreed upon in one or more written work orders. All deliverables developed as a result of Factor’s performance of the services or as set forth in a work order, other than specified improvements, will be our property and confidential information. Furthermore, Factor granted us a freedom-to-operate license to its background intellectual property, excluding certain technology and improvements licensed under the Restated Factor License Agreement, solely to the extent necessary or reasonably useful to use, practice or otherwise exploit the deliverables.

Either party may terminate the Restated Factor Services Agreement at any time without cause upon 30 days’ notice, provided that termination of the Restated Factor Services Agreement will not terminate any ongoing work orders. Either party may terminate individual work orders in accordance with the terms of the applicable work order.

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

Roche Master Clinical Supply Agreement

In October 2024, we entered into a master clinical supply agreement (“Roche Supply Agreement”) with Roche, pursuant to which Roche will supply Roche’s atezolizumab (TECENTRIQ) for use in one or more clinical studies conducted by us involving amezalpat in combination with atezolizumab, in each case, in accordance with the applicable study protocol prepared by us and reviewed by Roche. Under the Roche Supply Agreement, the parties may execute one or more clinical supply agreement supplements (each, a “CSA Supplement”) that will set forth the study to be conducted by us, the quantities of atezolizumab to be supplied by Roche for such study, and the delivery timeline for such quantities of atezolizumab. In October 2024, we entered into a CSA Supplement for Roche to supply atezolizumab to us, free of charge, for use in a potential Phase 3 trial.

Sales and Marketing

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

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

If our current or any future product candidates are approved for the treatment of cancer, they may compete with existing therapies as well as product candidates currently in development. There are a variety of treatments used for cancerous tumors that include chemotherapy drugs, small molecules, monoclonal antibodies, antibody-drug conjugates, bi-specific antibodies, cell therapies, oncolytic viruses and vaccines, as well as other approaches. In addition, there are several competitors in clinical development for the treatment of HCC, RCC, cholangiocarcinoma, and other indications that we may target with TPST-1495, and amezalpat, including companies such as Ono, Adlai Nortye, Merck, Roche, Exelixis, and AstraZeneca.

In the field of cell therapies, there are several competitors developing CAR-T and other cellular therapies for the treatment of system lupus erythematosus (SLE), multiple myeloma, and other hematologic malignancies that we may target with TPST-2003, TPST-3003 and TPST-4003, including companies such as Johnson & Johnson, Bristol Meyers Squibb, Gilead Sciences, Arcellx, Legend Biotech, Allogene, Cellectis, AstraZeneca and other biotechnology and pharmaceutical companies developing BCMA-targeting and dual-targeting cell therapies.

TPST-2003, our dual-targeting CD19/BCMA CAR-T cell therapy is, to our knowledge, the first parallel structure CD19/BCMA dual-targeting CAR-T under development for the treatment of rrMM specifically targeting patients with EMD. We are aware of other clinical-stage CD19/BCMA dual-targeting CAR-T product candidates, including a product under development by AstraZeneca. We are also aware of several approved therapies and products under development that utilize either a CD19 or BCMA single-targeting CAR structure. Amezalpat, our small molecule designed to be a selective antagonist of PPARα, is, to our knowledge, the first PPARα antagonist to enter the clinic. We are not aware of other companies developing such an antagonist. For TPST-1495, our small molecule designed to be a dual antagonist of the EP2 and EP4 receptor, we are aware of other clinical-stage EP-4-only antagonists being developed by Adlai Nortye and Ono.

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

With respect to TPST-2003, as of February 28, 2026, our in-licensed patent portfolio included one pending U.S. patent application, and nine pending patent applications in various markets outside of the United States, including Europe and Japan.

The pending patent applications cover TPST-2003 as compositions of matter, pharmaceutical compositions, and related methods of use. Any patents that may issue from the pending patent applications are expected to expire in March 2044, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TPST-2206, as of February 28, 2026, our in-licensed patent portfolio included two pending PCT applications. The pending PCT applications cover TPST-2206 as compositions of matter, pharmaceutical compositions and related methods of use. Any patents that may issue from the pending PCT applications are expected to expire in July 2045, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to our TPST-3003, TPST-3206, and TPST-4003 programs, as of February 28, 2026, our in-licensed patent portfolio included ten issued U.S. patents, four pending U.S. patent applications, one pending PCT application, and five issued patents and eight pending patent applications in various markets outside of the United States, including Europe and Japan. The issued U.S. patents are expected to expire in May 2032, absent any patent term adjustments or patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between May 2032 and April 2045, absent any patent term adjustments or patent term extensions for regulatory delay.

As of December 31, 2025, our patent portfolio consisted of issued patents and pending patent applications that we own related to amezalpat and TPST-1495. In total, as of the same date, we owned ten issued United States patents, four pending United States patent applications, one pending Patent Cooperation Treaty (“PCT”) application, and in various markets outside of the United States, including Europe, China and Japan: 68 issued patents and 8 pending patent applications.

With respect to amezalpat, as of December 31, 2025, we owned issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States as well as one pending PCT application. The issued United States patents covering amezalpat as compositions of matter, pharmaceutical compositions, and related methods of use are expected to expire in December 2033, absent any patent term adjustments or patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between December 2033 and March 2046, absent any patent term adjustments or patent term extensions for regulatory delay.

With respect to TPST-1495, as of December 31, 2025, we owned issued patents and pending patent applications in the United States, Europe, China, Japan, and other markets outside of the United States. The issued United State patents covering TPST-1495 as compositions of matter, pharmaceutical compositions, and related methods of use are expected to expire between April 2038 and April 2039, absent any patent term adjustments or patent term extensions for regulatory delay. Any additional patents that may issue from these pending patent applications are expected to expire between April 2038 and April 2039, absent any patent term adjustments or patent term extensions for regulatory delay.

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

FDA Approval Process

In the United States, biopharmaceutical products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), the Public Health Service Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of biopharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending New Drug Applications (“NDAs”) or Biologic License Applications (“BLAs”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Our investigational medicines and any future investigational medicines must be approved by the FDA before they may be legally marketed in the United States. The process generally involves the following:

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
•
Submission to the FDA of an NDA for small molecule candidates and BLA for biologic candidates;
•
Payment of any user fees for FDA review of applications;
•
A determination by the FDA within 60 days of its receipt of an application to accept the filing for review;
•
Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug, or components thereof, will be produced to assess compliance with Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and in the case of cell therapies, compliance with Good Tissue Practices;
•
Satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the application to assure compliance with GCPs and integrity of the clinical data;
•
FDA review and approval of an NDA or BLA, including consideration of the views of any FDA advisory committee; and
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

Preclinical Studies

Before testing any product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after an IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator, generally a physician not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of an IND.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.

FDA Review Process

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of an NDA or BLA is required before marketing of the product may begin in the U.S. An NDA or BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States. Under the Prescription Drug User Fee Act (“PDUFA”), each NDA or BLA must be accompanied by a substantial user fee. The FDA adjusts the user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on applications for products designated as orphan drugs, unless the product also includes a non-orphan indication. The sponsor under an approved application is also subject to an annual program fee.

The FDA reviews each submitted NDA or BLA before it determines whether to file it and may request additional information. The FDA must make a decision on whether to file an application within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, the FDA begins an in-depth review of the application. The FDA has agreed to certain performance goals in the review process. Most applications for standard review products are reviewed within ten months of filing; most applications for priority review are reviewed in six months from filing. Priority review can be applied to products that the FDA determines may offer significant improvement in safety or effectiveness compared to marketed products or where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority timeframes, and the review process can be extended by FDA requests for additional information or clarification.

The FDA may also refer applications for novel products, or products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also typically inspects clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

After the FDA evaluates the application and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter (“CRL”), generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit the NDA or BLA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. The FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that an application does not satisfy the criteria for approval.

As a potential condition of approval, the FDA may require a REMS to help ensure that the benefits of the product outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of an NDA or BLA supplement or, in some case, a new application, before the change can be implemented. A supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing NDAs and BLAs.

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

Fast Track Designation

Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of an investigational drug product may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. At the time of an NDA or BLA filing, the FDA will determine whether to grant priority review designation. Additionally, fast track designation may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), an NDA or BLA or supplements thereto must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted, with certain exceptions.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA or BLA holders a six-month extension of any exclusivity—patent or nonpatent—for a product if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biopharmaceutical products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Products may be marketed only for the approved indications and in a manner consistent with the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMP after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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
•
Refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
Product seizure or detention, or refusal to permit the import or export of products; or
•
Injunctions or the imposition of civil or criminal penalties.

Patent Term Extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. After approval, owners of relevant patents may apply for the extension. The allowable patent term extension is calculated as half of the product’s testing phase (the time between an IND application and an NDA or BLA submission) and all of the review phase (the time between NDA or BLA submission and approval) up to a maximum of five years. The time can be reduced for any time the FDA determines that the applicant did not pursue approval with due diligence.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has, and will continue to, put pressure on the pricing and usage of therapeutics such as our product candidates.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.

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

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws may face significant penalties.

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

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, substantially changed the way healthcare is financed by both governmental and private insurers.

There have been judicial, executive brand, and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act the (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and Human Capital Resources

As of March 1, 2026, we had four employees, including four full-time employees and three holding Ph.D., MBA and/or M.S. degrees. Our employees have established internal expertise in cellular biology, pre-clinical development, and early-to-late-stage clinical development, as well as finance, business development and strategic transactions. None of our employees are represented by a labor union or covered by collective bargaining agreements. We will continue to add experienced and talented scientists in areas, such as medicinal chemistry, that we believe are critical for the discovery of highly differentiated small-molecule compounds.

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
•
Integrating the Assets with our business may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Asset Acquisition.
•
We are in the early stages of integrating the Assets into our business, and unknown or unanticipated risks associated with the Assets could adversely affect us.
•
We will need to expand our organization in the future, and we may experience difficulties in managing this growth, which could disrupt our operations.
•
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, including TPST-2003, TPST-1495 and amezalpat, or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•
Success in preclinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, which may delay or prevent obtaining regulatory approval.
•
Interim and preliminary data from our or our licensors’ clinical trials that we may announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

•
We may derive results and data for TPST-2003 and TPST-2206 from clinical trials led by Novatim in China; our role in any such trials and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
•
We plan to work with our collaborator, Novatim, to conduct clinical trials for TPST-2003 and TPST-2206 outside the United States, including China, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.
•
We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
•
The commercial success of our product candidates, including TPST-2003, TPST-1495 and amezalpat, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.
•
We may rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.
•
We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and ability to successfully market or commercialize our current and any future product candidates.
•
Biologics are complex and difficult to manufacture. We intend to rely on third party manufacturers, potentially including Factor, Novatim, and/or contract development manufacturing organizations (“CDMOs”) to manufacture clinical supplies of our cell-therapy and in vivo CAR-T products, including TPST-2003, and to produce preclinical and clinical supply of other product candidates and to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
•
We have collaboration and license agreements with third parties, including our existing license and collaboration agreements with Novatim and Factor. If we are unable to maintain these agreements, our business could be adversely affected.
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

Our existing cash and cash equivalents of $7.7 million as of December 31, 2025 is expected to fund our operations through less than 12 months from the date our consolidated financial statements are available to be issued.

We have finite cash resources available to fund our operations. On February 3, 2026, we closed the Asset Acquisition. For more information regarding the Asset Acquisition see “Recent Developments—Strategic Acquisition of Dual-Targeting CAR-T Programs.” Pursuant to the Asset Purchase Agreement, we entered into a funding commitment letter (the “Funding Commitment”) with Factor, which will provide us with financial support for at least 18 months following the closing of the Asset Acquisition, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions set forth in the funding commitment letter. As of the date of this report, we have $13.75 million available under the Funding Commitment. There is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the funding commitment letter, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain.

To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates. As such, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital has been adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions.

These conditions raise substantial doubt about our ability to continue as a going concern. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. There can be no assurances that we will be able to secure additional financing. In the event we do not, we may be required to wind down our operations and our stockholders will lose their investment.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Other than the Funding Commitment, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the Funding Commitment, your ownership interest may be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales, and we have not obtained regulatory approvals for any of our product candidates. We incurred net losses of $26.3 million and $41.8 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $233.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Our Business and Strategy

Integrating the Assets with our business may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Asset Acquisition.

On February 3, 2026, we completed the Asset Acquisition. The success of the Asset Acquisition will depend, in part, on our ability to realize the anticipated benefits from incorporating the Assets into our business and pipeline of product candidates. To realize the anticipated benefits from the Asset Acquisition, we must successfully integrate the Assets into our businesses in a manner that permits those benefits to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the Asset Acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the anticipated benefits of the Asset Acquisition could be less than anticipated and integration may result in additional unforeseen expenses, which could have material adverse effects on our reputation, business, financial condition and results of operations.

We are in the early stages of integrating the Assets into our business, and unknown or unanticipated risks associated with the Assets could adversely affect us.

Although we conducted due diligence on the Assets prior to consummation of the Asset Acquisition, we are still relatively new to the development and operation of the Assets. As a result, we may not yet be aware of all material risks, liabilities, or challenges associated with the Assets, including risks that were not identified or fully appreciated during our due diligence process. There can be no assurance that our due diligence identified all risks, liabilities, or other material matters, that all material issues that could be uncovered through a customary level of due diligence were identified, or that factors outside of our control will not later arise. Even where due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner that is inconsistent with our preliminary risk assessments or assumptions.

We must attract and retain highly skilled employees to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize our product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer and President, Matthew Angel. The loss of services of Dr. Angel, or any of our other senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We will need to expand our organization in the future, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 1, 2026, we had four full-time employees. As the clinical development of our product candidates progresses, we will need to hire additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Future acquisitions or strategic alliances could disrupt our business and harm our financial condition and results of operations.

We may acquire additional businesses, product candidates or drugs form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses or product candidates with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. For example, in February 2026, we completed the Asset Acquisition. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

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

Federal NOLs generated in tax years beginning on or before December 31, 2017, are permitted to be carried forward for only 20 years, and federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of taxable income. In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. An “ownership change” under Section 382 of the Code is generally defined as a greater than 50 percentage point change (by value) in the corporation’s equity ownership by certain stockholders over a three-year period. We may have experienced ownership changes in the past, including as a result of our merger with Millendo Therapeutics, Inc. (“Millendo”), and may experience ownership changes in the future due to subsequent shifts in our stock ownership (some of which are outside of our control). Furthermore, the merger with Millendo constituted an ownership change of Millendo which may have eliminated or otherwise substantially limited our ability to use Millendo’s federal and state NOLs to offset our future taxable income. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit our ability to use our accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Risks Related to Our Product Development and Regulatory Approval

If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, including TPST-2003, TPST-1495 and amezalpat, or any of our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We plan to invest a substantial amount of our efforts and financial resources in our product candidates, including TPST-2003, a dual-targeting CD19/BCMA CAR-T product under development for the treatment of multiple myeloma. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates and any future product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. TPST-2003, TPST-1495 and amezalpat, and any future product candidates, must be authorized for marketing by the FDA, the Health Products and Food Branch of Health Canada (“HPFB”), the European Medicines Agency (“EMA”), and certain other foreign regulatory agencies before we may commercialize any of our product candidates in the United States, Canada, European Union, or other jurisdictions.

The success of TPST-2003, TPST-1495 and amezalpat and any future product candidates depends on multiple factors, including:

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
•
successful technology transfer and scale-up of cell therapy manufacturing processes;
•
maintenance of arrangements with third-party contract manufacturing organizations (“CMOs”) for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;
•
successful collaboration with development partners, including those conducting clinical trials outside the United States;
•
positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•
receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of our product candidates;
•
regulatory acceptance of clinical data generated outside the United States;
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
•
political factors surrounding the approval process, such as government shutdowns; or
•
business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, and public health crises.

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

Clinical development is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of Phase 3 trials and the submission of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) is a complicated process. We have not previously completed any pivotal clinical trials, have limited experience in preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA or BLA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA or BLA submission and approval of any product candidate we are developing.

Even if our clinical trials demonstrate acceptable safety and efficacy of current or any future product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data does not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health crises or geopolitical tensions, such as war or terrorism, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all.

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

We may derive results and data for TPST-2003 and TPST-2206 from clinical trials led by Novatim in China; our role in any such trials and our access to the clinical results and data, will be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.

Pursuant to the Novatim License Agreement, we expect Novatim to fund and lead clinical trial(s) of TPST-2003 and TPST-2206 in China. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. Additional risks include procedural delays, timing issues and difficulties or differences in interpreting data. As a result, our minimal control over the conduct and timing of, and communications with the FDA, the National Medical Products Administration (“NMPA”) with respect to the trials that Novatim is conducting expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the prospects for our product candidates. Furthermore, any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates. Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.

We plan to work with our collaborator, Novatim, to conduct clinical trials for TPST-2003 and TPST-2206 outside the United States, including China, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.

Pursuant to the Asset Purchase Agreement, at Closing we assumed Erigen’s rights and obligations under each of the Novatim License Agreement pursuant to which Novatim is pursuing clinical trials of TPST-2003 and TPST-2206 in China to generate clinical data from patients with rrMM and RCC, respectively. In addition, we may choose to conduct other clinical trials outside the United States, including in the Australia, Canada, Europe, the United Kingdom or other foreign jurisdictions. The acceptance by the FDA of data from clinical trials conducted in China or any other clinical trial outside the United States may be subject to certain conditions or may not be accepted at all. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase 3 clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States, including China, or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Interim and preliminary data from our or our licensors' clinical trials that we may announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim or preliminary data from our or our licensors' clinical studies. Interim data from clinical trials that we or our licensors' may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.

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

Prior to commercialization, TPST-2003, TPST-1495, amezalpat and any future product candidates must be approved by the FDA pursuant to an NDA or BLA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of our current and future product candidates may be delayed or refused for many reasons, including:

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

•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
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

Our current and any future product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

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

If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the HPFB, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly, including our ability to successfully sign collaboration or license agreements with external partners. Other treatments for cancers that utilize prostaglandin E2 antagonist or a PPARα antagonist or similar mechanism of action could also generate data that could adversely affect the clinical, regulatory or commercial perception of our current and any future product candidates.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on our successful development and commercialization of the limited number of internal product candidates we are researching or have in preclinical development. Even if we are successful in continuing to build our pipeline, including through the Asset Acquisition, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply capability, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot develop further product candidates, we may not be able to obtain product revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

Although our pipeline includes multiple programs, we are primarily focused on TPST-2003, TPST-1495 and amezalpat, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

To market and sell any of our current or future product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Risks Related to Commercialization and Manufacturing

The commercial success of our product candidates will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Even if the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally are obtained, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of any current or future product candidates. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

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

Moreover, increasing efforts by government and other third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such payors to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the U.S. Department of Health and Human Services (“HHS”), imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least eleven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approval to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

We face significant competition in an environment of rapid technological change, and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than our therapies, which may harm our business, financial condition and our ability to successfully market or commercialize our current or future product candidates.

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

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an application supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

The process of manufacturing drugs is complex, highly regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMP, the FDA may deny an NDA or BLA approval until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMP. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMP.

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

Biologics are complex and difficult to manufacture. We intend to rely on third party manufacturers, potentially including Factor, Novatim and/or contract development manufacturing organizations (“CDMOs”) to manufacture clinical supplies of our cell-therapy and in vivo CAR-T products, including TPST-2003, and to produce preclinical and clinical supply of other product candidates and to produce commercial supplies of any approved product. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or any approved products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We currently rely, and expect to continue to rely, on third party manufacturers, which may include Factor, Novatim and CDMOs, to manufacture and to perform quality testing for our cell-therapy and in vivo CAR-T products, including TPST-2003. Reliance on third parties exposes us to risks associated with having reduced control over manufacturing activities, and any disruptions to the operations of our third-party manufacturers, including those caused by conditions unrelated to our business or operations such as bankruptcy of the manufacturer, could materially and adversely affect our business.

We do not operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates and currently have no supply agreements for the production of any of our product candidates. We have no personnel with experience in manufacturing bispecific antibodies and lack the resources and the capabilities to manufacture any of our product candidates on any scale, including clinical or commercial scale. We currently plan to rely on third parties for supply of our product candidates and for commercial supply if any of our product candidates are approved for sale.r

We intend to enter into supply agreements with Factor, Novatim and/or one or more CDMOs for supply of our cell-therapy and in vivo CAR-T products, including TPST-2003, for use in clinical trials. Other than the Restated Factor Services Agreement, we currently have no agreements with third-party manufacturers for development, validation and manufacturing of our cell therapy or in vivo CAR-T products to secure the long-term clinical or commercial supply of our cell therapy or in vivo CAR-T products or for any of our other products candidates. We may be unable to secure agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. Any third-party manufacturers may not successfully carry out their contractual duties or obligations, the occurrence of which could substantially increase our costs and limit our supply of such product candidates. The demand for third-party manufacturer’s services is very high, and such manufacturers could be subject to market transactions including mergers, acquisitions and other market consolidation transactions that limit their ability to provide products and services to us thereby increasing the time and cost it could take us to manufacture our product candidates or any approved products.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers, which may include Factor, Novatim and CDMOs, entails additional risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible diversion of manufacturing capacity to other customers by the third party;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers, which may include Factor, Novatim and CDMOs, may not be able to comply with current cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, which may include Factor, Novatim and CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. In addition, in order to conduct late-stage clinical trials of our product candidates, we will need to have them manufactured in large quantities. Our third-party manufacturers, which may include Factor, Novatim and CDMOs, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all.

Moreover, if our third-party manufacturers, which may include Factor, Novatim and CDMOs, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

If the third parties, which may include Factor, Novatim and CDMOs, that we engage to manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of any current or future product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize our current and any future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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
•
the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; or
•
potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. For example, in February 2025, we announced that the FDA had granted Fast Track Designation to amezalpat for the treatment of HCC. If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the product candidate may be eligible for Fast Track designation. The benefits of Fast Track designation include more frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers, eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and rolling review, which means that completed sections of our application can be submitted for review by FDA, rather than waiting until every section of our NDA or BLA is completed before the entire application can be reviewed. NDA or BLA review usually does not begin until the entire application has been submitted to the FDA.

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

If we decide to submit an application seeking accelerated approval or receive an expedited regulatory designation for any of our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur.

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

In January 2025, we received Orphan Drug Designation for amezalpat for the treatment of patients with HCC. We may seek orphan drug designation for one or more of our current or future product candidates. The FDA may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to us for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of our drug by the applicable regulatory authority for a significant period of time unless we are able to show that our drug is clinically superior to the approved drug. The applicable period is seven years in the United States.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act (“ACA”), was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Additionally, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact, among other things, the drug approval process and make changes to the Medicare Drug Price Negotiation Program. At the state level, legislatures and agencies are increasingly passing legislation and implementing regulations designed to control spending, on and patient out-of-pocket costs for, drug products. These measures include constraints on pricing, discounting and reimbursement, restrictions on certain product access and marketing, cost disclosure and transparency measures that require detailed reporting of drug pricing and marketing information both at product launch and in the event of a price increase, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

We expect that these, as well as other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

In the United States, there are numerous federal, state, and local privacy and data security laws and regulations governing the processing of personal data, including health information privacy laws, security breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Each of these laws is subject to varying interpretations and constantly evolving. In addition, we obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), which imposes specific requirements relating to the privacy, security, and transmission of protected health information.

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

As another example, the European Union’s General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s GDPR (the “UK GDPR,” and together with the EU GDPR, the “GDPR”) also impose strict requirements for processing personal data and substantial fines for breaches and violations (for example, under the EU GDPR, up to the greater of €20 million or 4% of our annual worldwide gross revenue). Additionally, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective action or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, we may receive personal data collected and processed by our business partners in China. China enacted the Personal Information Protection Law (the “PIPL”) in 2021. The PIPL establishes a comprehensive data privacy and protection framework that applies to the processing of personal information both within China and outside of China where such processing is conducted for the purpose of providing products or services to, or analyzing or evaluating the behavior of, individuals in China. The PIPL imposes significant fines for serious violations of up to RMB 50 million or 5% of annual revenue from the prior year. Certain industry‑specific Chinese laws and regulations also impose requirements for processing of certain specific types of data. China’s Regulations on the Administration of Human Genetic Resources (the “HGR Regulation”), promulgated by the State Council in 2019 and revised in 2024, prohibit foreign organizations, individuals, and entities established or controlled by them from collecting, preserving, or exporting China’s human genetic resources. Foreign parties may access or use China’s human genetic resources upon satisfying applicable regulatory requirements, including through approved international collaboration with qualified Chinese institutions and completing required governmental approval, filing, and information backup procedures. We may need to provide necessary assistance for our Chinese business partners to comply with their obligations under Chinese privacy and data security laws and regulations, and our data processing activities may be subject to obligations applicable to the recipient of personal data collected or generated in China.

Further, Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. For example, under the PIPL, entities conducting cross‑border transfers of personal information are required to meet certain conditions, including satisfaction of the security assessments conducted by competent government authority, signing and filing of standard contracts or obtaining certifications from qualified institutions, and fulfillment of notice and consent requirements. In the EEA and UK, although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

The Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, which are independent contractors that perform certain services for or on behalf of covered entities involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•
certain state and local laws require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; and
•
some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, the U.S. government recently enacted the OBBBA that (along with other recent U.S. federal tax reform legislation) has resulted in significant changes to the taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The IRA enacted in 2022 includes, among other changes, a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that is imposed on such corporations. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years.

Our collaboration with Novatim subjects us to risks and uncertainties relating to challenged and changing relations between the United States and China.

Political relations between the United States and China are strained. Each country has been enacting sanctions and threatening additional sanctions against the other. The United States Congress has been pursuing potential legislation targeting certain China-based biopharmaceutical companies, and other China-based companies. Additionally, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies, and U.S. laws and regulations affecting biopharmaceutical companies based in or operating in China are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our collaboration with Novatim, which could harm our business and financial condition.

U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. Due to our collaboration with Novatim, we are reliant on collaborating with a company with significant operations in China. It is unknown whether and to what extent new tariffs, laws or regulations will be adopted that increase the cost or feasibility of importing and/or exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates and any future product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to our, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. If we are unable to adequately fund our patent prosecution and maintenance, or if the costs of defending our patents against third-party challenges become prohibitive, our competitive position could be weakened. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as our license agreement with Novatim, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business. In addition, our current or future licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that may be important to our business.

We are a party to license agreements under which we are granted intellectual property rights that are important to our business and our product candidates. If we fail to comply with our obligations under the license agreement or we are subject to a bankruptcy, the license agreements may be terminated, in which event we would not be able to develop, commercialize or market our product candidates.

For example, pursuant to the Novatim License Agreement, we obtained an exclusive license to specified patents and know-how in all fields worldwide, but excluding Greater China, India, Turkey, and Russia, to exploit the TPST-2003 and TPST-2206 programs and allogeneic CAR-T therapies based on the TPST-2003 and TPST-2206 programs. We also have a right of first negotiation to negotiate a license to exploit allogeneic CAR-T therapies and in vivo CAR-T therapies in Greater China. We are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory. In addition, pursuant to the Restated Factor License Agreement, we have an exclusive license to specified patents in all fields worldwide, but excluding Greater China, India, Turkey, and Russia, to exploit the TPST-3003 and TPST-3206 programs. Under the Restated Factor License Agreement, we are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory.

Our licenses to patents, know-how and proprietary technology licensed from third parties may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which we license patents, know-how and proprietary technology from others may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

In the future we may also need to obtain additional licenses from third parties to advance our research or allow commercialization of product candidates Tempest may develop. It is possible that we may be unable to obtain any licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates. We are aware of certain issued patents and pending patent applications in the United States and elsewhere that contain claims that may cover certain cell therapy programs of ours. While we believe we would have valid defenses to claims of patent infringement or noninfringement positions, we cannot be certain that we would prevail in any dispute, and we cannot be certain how an adverse determination would affect our business. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings, the third parties may assert a claim of patent infringement directed at our product candidates.

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

Geopolitical actions in the United States and in foreign countries (such as, ongoing wars or similar conflicts; retaliatory measures by foreign countries in response to actions by the United States, in particular; and tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the Russia-Ukraine war may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Also, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities’ intellectual property rights. Consequently, we would not be able to prevent third parties from practicing our inventions in such jurisdictions or from selling or importing products made using our inventions in and into such jurisdictions. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), the United States moved from a “first-to-invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes continue to evolve as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Moreover, the America Invents Act and our implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Federal Circuit recently issued a decision involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obviousness-type double patenting. This decision creates uncertainty to the patent terms of certain U.S. patents that share the same priority claim where on expires later than another due to accrued PTA. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain or license in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc. (2013), the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible. In another example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act.

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

Risks Related to Ownership of Our Common Stock and Other General Matters

If the benefits of the Asset Acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Asset Acquisition if we do not achieve the perceived benefits of the Asset Acquisition as rapidly or to the extent anticipated by financial analysts or the effect of the Asset Acquisition on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our common stock following the consummation of the Asset Acquisition may experience a loss as a result of a decline in the market price of such common stock. In addition, a decline in the market price of our common stock following the consummation of the Asset Acquisition could adversely affect our ability to issue additional securities if needed and to obtain additional financing in the future.

The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been and is likely to continue to be volatile. For example, during 2025, the closing price of our common stock on The Nasdaq Capital Market ranged from $2.84 per share to $12.81 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as wars or terrorism; and
•
period-to-period fluctuations in our financial results.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, geopolitical tensions, wars and terrorism, and the imposition of tariffs in the U.S. and abroad, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of future bank closures or political unrest, war or a global or domestic recession or the fear thereof,, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers and governments more hesitant to purchase U.S. products. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to pharmaceutical products, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.

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

Our Chief Executive Officer and principal stockholder collectively own a substantial portion of our common stock.

Collectively, our Chief Executive Officer and Lotus Capital BVI Limited (“Lotus”) beneficially own approximately 59.3% of our outstanding common stock as of March 25, 2026. Specifically, Dr. Angel, our President and Chief Executive Officer, beneficially owns approximately 35.3% of our common stock and Lotus beneficially owns approximately 23.9% of our outstanding common stock as of March 25, 2026, respectively. As a result, stockholders may face challenges in affecting matters involving our Company, including:

•
the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•
any determination with respect to mergers or other business combinations;
•
our acquisition or disposition of assets; and
•
our corporate financing activities.

Although there are no voting or similar agreements in place, our Chief Executive Officer and Lotus may act in concert to significantly influence these and other matters requiring shareholder approval. Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of shareholders.

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

In addition, in October 2023, we implemented a stockholder rights plan (the “Rights Plan”), also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors. We amended the Rights Plan on October 9, 2024 and on December 5, 2024, and on January 27, 2026, our stockholders approved the Rights Plan at our 2026 annual meeting of stockholders. As a result of the amendments and the stockholder approval of the Right Plan, the rights will expire on October 10, 2026, unless the rights are earlier redeemed or exchanged by us.

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

Our information security function is led by our Chief Financial Officer & Head of Corporate Strategy (“IT Lead”), who reports to our CEO and is supported by our third-party security provider, and it helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example analyzing report of threats and threat actors and conducting periodic vulnerability assessments for certain systems. Our assessment and management of material risks from cybersecurity threats are considered as part of our risk management processes. For example, our IT Lead and certain management, including our CEO, evaluate identified material risks from cybersecurity threats against our overall business objectives and our IT Lead periodically reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the IT Lead. The IT Lead has 5 years of experience in roles that include oversight of cybersecurity risk management programs.

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

Stockholders

As of March 25, 2026, we had 14,344,034 shares of common stock outstanding held by 60 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

On February 3, 2026, we issued a dividend to each holder of record of our common stock as of January 30, 2026 in the form of a warrant to purchase a share of common stock for each share of common stock outstanding on January 30, 2026. We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

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

Overview

We are a clinical-stage biotechnology company advancing a diversified portfolio of cell therapy and small molecule product candidates. In February 2026, we expanded our pipeline through a strategic transaction under which we acquired rights to a portfolio of dual-targeting chimeric antigen receptor T-cells (“CAR-T”) product candidates with the potential to treat certain blood cancers, solid tumors and immunology indications, including TPST-2003, an autologous CD19/B-cell maturation antigen (“BCMA”) CAR-T therapy currently in clinical development for relapsed or refractory multiple myeloma.

Our portfolio also includes two clinical-stage small molecule product candidates with the potential to treat certain cancer indications. One of our small-molecule product candidates, amezalpat (previously known as TPST-1120), has completed a Phase 2 study in first-line hepatocellular carcinoma (“HCC”). Amezalpat remains Phase 3-ready in HCC and we plan to pursue business development discussions to advance pivotal development. Our second small-molecule product candidate is TPST-1495, which we plan to initiate a Phase 2 study for in familial adenomatous polyposis, with first patient enrollment expected in 2026. The study is expected to be funded by the National Cancer Institute and conducted through the Cancer Prevention Clinical Trials Network, enabling advancement with limited internal capital deployment.

Our mission is to develop therapeutic products with the potential to address high unmet medical needs by identifying promising clinical-stage candidates and advancing their development to create products that will improve patients’ lives.

Recent Events

Asset Acquisition

On November 19, 2025, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Erigen LLC, a Delaware limited liability company (“Erigen”), and Factor Bioscience Inc., a Delaware corporation (together with Erigen, “Sellers”), pursuant to which Sellers agreed to sell and transfer to the Company all right, title and interest of Sellers in and to all of the assets primarily related to (a) the autologous BCMA/CD19 dual-targeting CAR T-cell therapy known as ERI-2003, (b) the autologous CD70/CD70 dual-targeting CAR T-cell therapy known as ERI-2206, (c) the allogeneic BCMA/CD19 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as ERI-3003, and (d) the allogeneic CD70/CD70 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as ERI-3206 (collectively referred to herein as the “Assets”), in exchange for an aggregate purchase price of 8,268,495 shares of our common stock issued to Erigen on behalf of both Sellers.

On February 3, 2026, we completed the acquisition of the Assets (the “Closing”) under the Asset Purchase Agreement (the “Asset Acquisition”) and issued to Erigen 8,268,495 shares of our common stock (the “Share Issuance”).

Warrant Dividend

On January 20, 2026, our Board declared a record date of January 30, 2026 (the “Record Date”), for the distribution of a dividend (the “Warrant Dividend”) in the form of a warrant to purchase a share of our common stock (collectively, the “Warrants”) for each share of common stock outstanding on the Record Date. The Warrants were issued on the terms and conditions described in the Warrant Agreement, dated February 3, 2026, between the Company, Computershare Inc., and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), on February 3, 2026. In addition, on February 3, 2026, certain warrants that were outstanding on the Record Date also received Warrants on a one-for-one basis, pursuant to the terms of such warrants (together with the Warrant Dividend, the “Warrant Distribution”). In the aggregate, 6,784,989 Warrants were issued pursuant to the Warrant Distribution.

Private Placement

On March 20, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with (a) two institutional investors (the “Institutional Investors”) and (b) Factor (together with the Institutional Investors, each, an “Investor” and, together, the “Investors”), pursuant to which we agreed to issue and sell in a private placement (the “Private Placement”) an aggregate of 462,964 shares (the “Shares”) of our common stock, and, in lieu of common stock, pre-funded warrants to purchase up to 462,963 shares of our common stock (the “2026 Pre-Funded Warrants”), in each case accompanied by (i) Series A warrants to purchase up to 925,927 shares of our common stock (the “Series A Warrants”) and (ii) Series B warrants to purchase up to 925,927 shares of our common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”). The Shares and the Common Warrants were immediately separable and were issued separately. The combined purchase price per Share and accompanying Common Warrants was $2.16 and the combined purchase price per Pre-Funded Warrant and accompanying Common Warrants was $2.159. The gross proceeds to us from the Private Placement were approximately $2.0 million (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company.

Pursuant to the Purchase Agreement, we agreed to seek approval from our stockholders for the issuance of the shares issuable upon exercise of the Common Warrants within 90 days following the date of the Purchase Agreement (the “Stockholder Approval”). The Series A Warrants will become exercisable on the effective date of the Stockholder Approval (the “Stockholder Approval Date”) and have a term of five years from the later of the Stockholder Approval Date and the Effectiveness Date (as defined below). The Series B Warrants will become exercisable on the Stockholder Approval Date and have a term of twenty-four months from the later of the Stockholder Approval Date and the Effectiveness Date. The Common Warrants have an exercise price of $2.16 per share. The Pre-Funded Warrants are exercisable immediately following the closing date of the Private Placement have an exercise price of $0.001 per share and may be exercised at any time until exercised in full. In addition, pursuant to the Purchase Agreement, we agreed not to sell any shares of our common stock or any securities convertible into or exercisable or exchangeable into shares of our common stock, subject to certain customary exceptions, for a period of thirty (30) days after the Effectiveness Date.

In connection with the Private Placement, we entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we agreed to file registration statements under the Securities Act with the SEC covering the resale of the Shares to be issued in the Private Placement and the shares of our common stock underlying the Common Warrants and Pre-Funded Warrants no later than 15 calendar days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following the date of the Purchase Agreement, and in any event no later than 75 calendar days following the date of the Purchase Agreement in the event of a “full review” by the SEC (the “Effectiveness Date”).

Going Concern

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to December 31, 2025, we have raised $242.5 million, through sales of our capital securities.

As of December 31, 2025, we had cash and cash equivalents totaling $7.7 million compared to $30.3 million as of December 31, 2024. We have incurred operating losses since inception and our accumulated deficit as of December 31, 2025 is $233.4 million. We expect that our existing cash and cash equivalents will fund our projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

While we implemented cost reductions in 2025, we have finite cash resources available to fund our operations. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates.

We will need to continue to rely on additional financing to achieve our business objectives, including pursuant to the Funding Commitment (as defined below under “—Liquidity and Capital Resources—Funding Commitment”) with Factor. As of the date of this report, we have $13.75 million available under the Funding Commitment, however, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the Funding Commitment, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital has been adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions.

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

All share and per share amounts of common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split. Refer to Note 1 of our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K for further information.

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

The largest component of our operating expenses has historically been the investment in research and development activities. Despite reductions in 2025 as we pursued our evaluation of strategic alternatives, we expect research and development expenses will increase in the future as we advance our product candidates into and through clinical trials and pursues regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. In addition, we expect to continue to incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

Other (Expense) Income , Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

The following table summarizes our operating results for the years ended December 31, 2025 and 2024:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,606	$28,476	$(15,870)	(56)%
General and administrative	13,969	13,550	419	3%
Operating loss	(26,575)	(42,026)	(15,451)	(37)%
Interest expense	(207)	(1,316)	(1,109)	(84)%
Interest income and other income (expense), net	520	1,499	(979)	(65)%
Provision for income taxes	—	—	—	0%
Net loss	$(26,262)	$(41,843)	$(15,581)	(37)%

Research and Development

We typically have various early-stage research and drug discovery projects, as well as various potential product candidates undergoing clinical trials. Our research and development expenses for the years ended December 31, 2025 and 2024 were primarily incurred in connection with amezalpat and TPST-1495. Our internal resources, employees and infrastructure are not directly tied to any one research and drug discovery project and our resources are typically deployed across multiple projects. The following table shows our research and development expenses by program for the years ended December 31, 2025 and 2024:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands)
Amezalpat	$5,428	$14,206	$(8,778)	(62)%
TPST-1495	—	2,307	(2,307)	(100)%
Preclinical and other	1,108	2,279	(1,171)	(51)%
Total candidate-specific research costs	6,536	18,792	(12,256)	(65)%
Personnel and other costs	4,677	7,108	(2,431)	(34)%
Stock-based compensation and depreciation	1,393	2,576	(1,183)	(46)%
Total research and development expenses	$12,606	$28,476	$(15,870)	(56)%

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	December 31,
	2025	2024	2025 vs. 2024	2025 vs. 2024
	(in thousands)
Research and development outside services	$5,937	$16,501	$(10,564)	(64)%
Compensation expense	3,526	4,923	(1,397)	(28)%
Stock-based compensation expense	1,179	2,222	(1,043)	(47)%
Consulting and professional services	598	2,223	(1,625)	(73)%
Other expenses	1,366	2,607	(1,241)	(48)%
Total research and development expense	$12,606	$28,476	$(15,870)	(56)%

Research and development expense decreased by $15.9 million to $12.6 million for the year ended December 31, 2025, which was primarily attributable to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives.

General and Administrative

General and administrative expenses increased by $0.4 million to $14.0 million for the year ended December 31, 2025. The increase was primarily related to employee compensation costs, inclusive of one-time separation costs for employees terminated during the year ended December 31, 2025 as a result of our reduction-in-force in April 2025, as well as consulting and professional services.

Other Income (Expense), Net

For the years ended December 31, 2025 and 2024, interest income and other income (expense), net consisted of total interest expense of $0.2 million and $1.3 million, respectively, related to the Oxford Loan (as defined below), and interest income of $0.5 million and $1.5 million, respectively. The Oxford Loan was repaid in full and terminated in accordance with its terms in April 2025.

Liquidity and Capital Resources

Overview

Since inception through December 31, 2025, our operations have been financed primarily by net cash proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of December 31, 2025, we had $7.7 million in cash and cash equivalents and an accumulated deficit of $233.4 million. Following the Closing of the Asset Acquisition, we expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur losses for the foreseeable future.

Our lack of operating revenue or cash inflows and our cash resources at December 31, 2025 raise substantial doubt as to our ability to continue as a going concern. See “—Funding Requirements” below for additional information on our future capital needs.

Funding Commitment

In connection with the Closing, we entered into a funding commitment letter (the “Funding Commitment”) with Factor, which will provide us with financial support for at least 18 months following the Closing, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions set forth in the funding commitment letter. As of the date of this report, we have $13.75 million available under the Funding Commitment, however, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the funding commitment letter, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds. The timing of any funding pursuant to the Funding Commitment is uncertain.

Loan Agreement with Oxford Finance

On January 15, 2021, we entered into a loan and security agreement (the “Oxford Loan”), as amended from time to time, with Oxford to borrow a term loan amount of $35.0 million to be funded in three tranches. On April 8, 2025, we repaid $3.5 million in full satisfaction of the aggregate outstanding amount, including accrued interest and exit fees as of such date. As a result of the repayment, all liens and security interests were terminated.

At-the-Market Offering

We have entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). On June 11, 2025, in connection with the June RDO (as defined below) we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the year ended December 31, 2025, we have sold an aggregate of 312,830 shares of our common stock for proceeds of $2.8 million pursuant to the ATM Program.

As of the date of this Form 10-K, our public float was less than $75.0 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under the S-3 Registration Statement, including the ATM program, in any 12-month period.

Registered Direct Offerings

On June 11, 2025, we sold an aggregate of 405,000 shares of our common stock pre-funded warrants to purchase 334,000 shares of our common stock in a registered direct offering (the “June RDO”). The offering price was $6.25 per share of common stock and $6.249 per pre-funded warrant, which is the price of each share of common stock sold in the offering, minus the $0.001 exercise price per pre-funded warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and estimated offering expenses payable by us. As of December 31, 2025, all pre-funded warrants related to the June RDO had been exercised.

On November 24, 2025, we sold an aggregate of 487,000 shares of our common stock, pre-funded warrants to purchase 685,414 shares of our common stock and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying Common Warrant was $3.625. The combined purchase price of each pre-funded warrant and accompanying Common Warrant was $3.624 (equal to the combined purchase price per share of common stock and accompanying Common Warrant, minus $0.001). The exercise price of each Common Warrant is $3.50 per share. The net proceeds from the November RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by us. As of December 31, 2025, all pre-funded warrants and Common Warrants related to the November RDO remained outstanding.

Private Placement

On March 20, 2026, we completed the Private Placement pursuant to which we sold an aggregate of 462,964 Shares, and, in lieu of common stock, Pre-Funded Warrants to purchase up to 462,963 shares of our common stock, in each case accompanied by (i) Series A Warrants to purchase up to 925,927 shares of our common stock and (ii) Series B Warrants to purchase up to 925,927 shares of our common stock. The gross proceeds to us from the Private Placement were approximately $2.0 million (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company. See “—Recent Events—Private Placement” for more information.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Cash used in operating activities	$(26,820)	$(33,027)
Cash used in investing activities	—	(435)
Cash provided by financing activities	4,259	24,500
Net increase (decrease) in cash and cash equivalents	$(22,561)	$(8,962)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2025 was $26.8 million, consisting of a net loss of $26.3 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $4.6 million, plus changes in operating assets and liabilities of $5.1 million.

Cash used in operating activities for the year ended December 31, 2024 was $33.0 million, consisting of a net loss of $41.8 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $7.2 million, plus changes in operating assets and liabilities of $1.6 million.

Cash flows from investing activities

Cash used in investing activities for the years ended December 31, 2025 and 2024 was related to purchases of property and equipment, primarily related to office, laboratory and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2025 was related to proceeds from the issuance of common stock, pre-funded warrants and common stock warrants of $10.6 million, offset by Oxford Loan principal payments of $6.4 million.

Cash provided by financing activities for the year ended December 31, 2024 was related to proceeds from the issuance of common stock of $28.9 million, offset by Oxford Loan principal payments of $4.4 million.

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

Material Cash Requirements

Our material cash requirements primarily relate to our operating leases for office space, trade payables, and accrued expenses. As of December 31, 2025, we have $3.3 million payable within 12 months, including $1.2 million related to the Brisbane Lease. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with Factor and Novatim. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of approximately $1.98 billion upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

On November 2025, Erigen entered into an Amended and Restated Master Services Agreement with Factor (the “Factor MSA”), which was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement. Under the Factor MSA, we are obligated to pay Factor a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. We can terminate the Factor MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if Factor breaches the Factor MSA or any work order, as the case may be, and does not fully cure the breach to our satisfaction within 30 days. Upon termination any work order, unless the applicable work order expressly provides otherwise, we will pay Factor fees for all services performed and reimburse Factor for all authorized, non-cancellable expenses reasonably incurred in connection with such services prior to termination.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TEMPEST THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempest Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempest Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of modified stock-based compensation awards
Description of the Matter

As described in Note 8 to the financial statements under the caption “Stock-based compensation,” in the fourth quarter of 2025, the Company modified 416,005 stock options to extend the post-termination exercise period. The modifications of current and former employees' stock option grants resulted in modification accounting under ASC 718, Compensation – Stock Compensation. During the year ended December 31, 2025, the Company recognized $0.8 million in stock-based compensation expense due to modifications, a portion of which related to the modification of stock options in the fourth quarter.

Auditing the Company’s valuation of certain stock options modified in the fourth quarter, including the derived service period, was complex and required significant auditor judgment due to the subjectivity in estimating the fair value of the modified awards and the fair value of the original awards immediately before they were modified, including the adjustment to the stock price on the modification date for the fair value of the warrant dividend and the expected stock price volatility.

How We Addressed the Matter in Our Audit

To test the valuation of certain stock options modified in the fourth quarter, our audit procedures included, among others, assessing the completeness of the awards modified, evaluating the key terms and conditions of the awards modified to assess the accounting treatment, and testing the clerical accuracy of the calculation related to the expense recorded. Also, our procedures included evaluating the methodologies used to estimate the fair value of the modified awards and the original awards immediately before they were modified. Additionally, we involved our internal valuation specialists to (i) calculate the adjustments to the stock price by assessing the fair value of the warrant dividend on the modification date, (ii) develop an independent estimate of the volatility by utilizing third party historical data of closing stock prices, and (iii) perform a Monte Carlo simulation to assess the fair value of the awards after modification and the derived service period over which the compensation expense will be attributed.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Chicago, Illinois

March 30, 2026

Tempest Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,707	$30,268
Prepaid expenses and other current assets	562	1,206
Total current assets	8,269	31,474
Property and equipment — net	605	886
Operating lease right-of-use assets	7,540	8,643
Other noncurrent assets	517	485
Total assets	$16,931	$41,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,038	$2,450
Accrued expenses	937	2,726
Current loan payable (net of discount and issuance costs of nil and $74, respectively)	—	6,354
Current operating lease liabilities	1,192	869
Accrued compensation	147	1,762
Interest payable	—	59
Total current liabilities	3,314	14,220
Operating lease liabilities, less current portion	6,949	8,142
Total liabilities	10,263	22,362
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,927,161 and 3,382,432 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively(1)	5	3
Additional paid-in capital(1)	240,031	226,229
Accumulated deficit	(233,368)	(207,106)
Total stockholders’ equity	6,668	19,126
Total liabilities and stockholders’ equity	$16,931	$41,488

(1) Results, including shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$12,606	$28,476
General and administrative	13,969	13,550
Operating loss	(26,575)	(42,026)
Other income (expense), net:
Interest expense	(207)	(1,316)
Interest income and other income (expense), net	520	1,499
Other income (expense), net	313	183
Provision for income taxes	—	—
Net loss	$(26,262)	$(41,843)
Net loss per share of common stock and pre-funded warrants, basic and diluted(1)	$(6.33)	$(19.50)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted(1)	4,149,733	2,146,276

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deficit	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Accumulated	Equity (Deficit)
BALANCE — December 31, 2023	1,695,788	$2	$192,029	$(165,263)	$26,768
Issuance of common stock for cash (net of issuance cost of $1,105)	1,663,554	1	28,590	—	28,591
Share-based compensation	—	—	5,303	—	5,303
Issuance of common stock under equity plan awards	23,090	—	307	—	307
Net loss	—	—	—	(41,843)	(41,843)
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock for cash (net of issuance cost of $535)	1,204,774	2	6,045	—	6,047
Share-based compensation	—	—	3,118	—	3,118
Issuance of pre-funded warrants (net of issuance cost of $416)	334,000	—	3,309	—	3,309
Issuance of common stock warrants (net of issuance cost of $165)	—	—	1,283	—	1,283
Issuance of common stock under equity plan awards	5,955	—	47	—	47
Net loss	—	—	—	(26,262)	(26,262)
BALANCE — December 31, 2025	4,927,161	$5	$240,031	$(233,368)	$6,668

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(26,262)	$(41,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	266	389
Stock-based compensation expense	3,118	5,303
Noncash lease expense	1,103	1,309
Noncash interest and other expense, net	85	202
Changes in operating assets and liabilities:
Prepaid expenses and other assets	615	(110)
Accounts payable	(1,412)	1,605
Accrued expenses and other liabilities	(3,404)	1,273
Interest payable	(59)	(54)
Operating lease liabilities	(870)	(1,101)
Cash used in operating activities	(26,820)	(33,027)
Investing activities:
Purchase of property and equipment	—	(435)
Cash used in investing activities	—	(435)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	6,045	28,591
Proceeds from the issuance of pre-funded warrants, net of issuance costs	3,309	—
Proceeds from the issuance of common stock warrants, net of issuance costs	1,284	—
Repayment of loan	(6,426)	(4,398)
Proceeds from the issuance of common stock under equity plan awards	47	307
Cash provided by financing activities	4,259	24,500
Net increase in cash and cash equivalents	(22,561)	(8,962)
Cash, cash equivalents and restricted cash at beginning of period	30,711	39,673
Cash, cash equivalents and restricted cash at end of period	8,150	30,711
Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$1,177
Cash paid for business taxes	$43	$54
Non-cash investing activities: Property and equipment in accounts payable	$—	$—

See accompanying Notes to Consolidated Financial Statements

Tempest Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2025 and 2024

(In Thousands, Except Share and Per Share Amount)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Tempest Therapeutics, Inc. (“Tempest” or the “Company”) is a clinical-stage biotechnology company advancing a diverse portfolio of targeted and immune-mediated product candidates with the potential to be first-in-class to treat a wide range of cancers. Tempest’s portfolio includes both cell therapy and small molecule product candidates spanning discovery through late-stage development. The Company is headquartered in Brisbane, California.

Reverse Stock Split

On December 3, 2024, the Company’s stockholders approved a proposal to effect an amendment to the Company’s Restated Certificate of Incorporation to implement a reverse stock split. On April 4, 2025, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the one-for-thirteen (1:13) reverse stock split of its outstanding common stock (the "Reverse Stock Split").

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

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of December 31, 2025, the Company had $7.7 million of cash and cash equivalents. While the Company implemented cost reductions in 2025, the Company has finite cash resources available to fund its operations. In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. The Company retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. As part of the cost reductions, the Company reduced its workforce by 21 of 26 full-time employees, which became effective April 30, 2025. Further, in support of such efforts, on June 5, 2025, each of Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s Chief Financial Officer and Head of Corporate Strategy, transitioned to consulting arrangements with the Company, pursuant to which they continued to serve the Company in their respective executive roles. The Company incurred $3.2 million of one-time cash severance payments, benefits and other related costs (excluding non-cash charges associated with stock-based compensation), with the majority of such costs incurred in the second quarter of 2025.

On February 3, 2026, the Company closed the Asset Acquisition (as defined below). See Note 13, Subsequent Events. Pursuant to the Asset Purchase Agreement (as defined below), Factor (as defined below) has made the Funding Commitment (as defined below) to provide the Company with financial support for at least 18 months following the closing of the Asset Acquisition, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by the Company after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the funding commitment letter, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain.

The Company expects that its existing cash and cash equivalents will fund the Company’s projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these consolidated financial statements. The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities; however, such adjustments may be necessary in the future when the Company is unable to continue as a going concern.

ATM Program

On July 23, 2021, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of its common stock having, up to an aggregate sales price of $100.0 million of its common stock through Jefferies (the “Prior ATM Program”). As of June 20, 2024, the Company had sold an aggregate 9,017,110 shares of its common stock for gross proceeds of $42.7 million ($41.5 million net of commissions and estimated expenses) under the Prior ATM Program. On June 20, 2024, the Company and Jefferies terminated the Prior ATM Program and entered a new Open Market Sale Agreement (the “Sales Agreement”) to sell shares of common stock from time to time through Jefferies acting as sales agent (the “ATM Program”). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Jefferies under the ATM Program and also has provided Jefferies with indemnification and contribution rights. Pursuant to the prospectus supplement dated June 20, 2024 filed by the Company with the U.S. Securities and Exchange Commission (“SEC”), the Company was able to offer and sell up to $205.0 million of its shares of common stock pursuant to the Sales Agreement. On February 6, 2025, the Company filed a prospectus supplement with the SEC limiting the availability under the ATM Program to $14.5 million. On June 11, 2025, in connection with the RDO (as defined below), the Company delivered written notice to Jefferies that it was suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). The Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company’s public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of the year ended December 31, 2025, the Company has sold an aggregate of 312,830 shares of its common stock for proceeds of $2.8 million, pursuant to the ATM Program.

Registered Direct Offerings

On June 11, 2025, the Company sold an aggregate of 405,000 shares of the Company’s common stock and pre-funded warrants to purchase 334,000 shares of its common stock (the “June 2025 Pre-Funded Warrants”) in a registered direct offering (“June RDO”). The offering price was $6.25 per share of common stock and $6.249 per June 2025 Pre-Funded Warrant, which is the price of each share of common stock sold in the RDO, minus the $0.001 exercise price per June 2025 Pre-Funded Warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and offering expenses payable by the Company. As of December 31, 2025, all June 2025 Pre-Funded Warrants had been exercised.

On November 24, 2025, the Company sold an aggregate of 487,000 shares of the Company's common stock, pre-funded warrants to purchase 685,414 shares of its common stock (the “November 2025 Pre-Funded Warrants”) and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “Common Warrants”) in a registered direct offering (the “November RDO”).

The combined purchase price of each share of common stock and accompanying Common Warrant was $3.625. The combined purchase price of each November 2025 Pre-Funded Warrants and accompanying Common Warrant was $3.624 (equal to the combined purchase price per share of common stock and accompanying Common Warrant, minus $0.001) The exercise price of the Common Warrants is $3.50 per share. The net proceeds from the RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by the Company. As of December 31, 2025, all November 2025 Pre-Funded Warrants and Common Warrants remained outstanding. All November 2025 Pre-Funded Warrants were subsequently exercised in January and February 2026.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisitions to be cash equivalents. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents consisted of bank deposits and money market funds.

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

The right-of-use (“ROU”) asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Recently Adopted Accounting Standards—In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted the ASU retrospectively for the period ending December 31, 2025, and it affects only our disclosures and does not impact our results of operations or financial condition.

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,707	$—	$—	$7,707
Total	$7,707	$—	$—	$7,707

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,268	$—	$—	$30,268
Total	$30,268	$—	$—	$30,268

4. BALANCE SHEET ITEMS

Prepaid expenses and other current asset consist of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Prepaid expenses	$196	$642
Prepaid research and development costs	11	29
Other current assets	355	535
Total	$562	$1,206

Property and equipment, net, consists of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Computer equipment and software	$151	$192
Furniture and fixtures	263	328
Lab equipment	1,446	1,485
Leasehold improvements	198	201
Property and equipment	2,058	2,206
Less accumulated depreciation	(1,453)	(1,320)
Property and equipment—net	$605	$886

Depreciation expense for the years ended December 31, 2025 and 2024 was $266 and $389, respectively.

Accrued liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Accrued other liabilities	$627	$1,335
Accrued clinical trial liability	310	1,391
Total	$937	$2,726

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements—In January 2022, the Company entered into an 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of December 31, 2025 and 2024, the balance of the operating lease right of use assets were $7,540 and $8,643, respectively, and the related operating lease liability were $8,141 and $9,011, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $1,946 and $2,244 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, future minimum annual lease payments under the Company’s operating lease liabilities were as follows:

Total Commitment
Year Ending	(in thousands)
2026	1,926
2027	1,994
2028	2,064
2029	2,136
2030	2,210
Total minimum lease payments	10,330
Less: imputed interest	(2,189)
Present value of operating lease obligations	8,141
Less: current portion	(1,192)
Noncurrent operating lease obligations	$6,949

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying Consolidated Balance Sheets as of December 31, 2025.

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

For the years ended December 31, 2025 and 2024, total interest expense was $207 and $1,316, respectively.

7. STOCKHOLDERS' EQUITY

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s adoption the Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2025 and 2024. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no cash dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2026, the common stock reserved for issuance was increased by 197,086 shares. As of December 31, 2025, there were 47,745 shares available for future grant under the 2023 Plan. In addition, on January 27, 2026, the Company's stockholders approved the amendment to increase the number of shares issuable under the 2023 Plan by 1,410,000 shares of common stock.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 1,150,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of December 31, 2025, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

The 2019 ESPP provides that the number of shares of common stock reserved for issuance under the 2019 ESPP will automatically increase on January 1, 2023 and continuing through (and including) January 1, 2029, by the lesser of 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, (ii) 500,000 shares of Common Stock, or (iii) such lesser number of shares of Common Stock as determined by the Board of Directors (which may be zero). On January 1, 2026, the common stock reserved for issuance was increased by 38,461 shares.

As of December 31, 2025, 68,608 shares of common stock remained available for future issuance under the 2019 ESPP. During the year ended December 31, 2025, 5,955 shares of common stock had been issued under the 2019 ESPP.

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

The following shows the stock option activities for the years ended December 31, 2025 and 2024:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2023	273,393	$94.64
Granted	69,009	51.48
Exercised	(6,284)	24.83
Cancelled and forfeited	(16,028)	106.99
Balance—December 31, 2024	320,090	$86.06
Granted	130,014	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—December 31, 2025	450,104	64.44

The following table summarizes information about stock options outstanding at December 31, 2025:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	450,104	7.71	$64.44	$—
Vested and expected to vest	450,104	7.71	$64.44	$—
Exercisable	441,792	7.70	$64.51	$—

During the years ended December 31, 2025 and 2024, the Company granted employees and non-employees stock options to purchase 130,014 and 69,009 shares of common stock with a weighted-average grant date fair value of $11.20 and $51.48 per share, respectively. As of December 31, 2025 and 2024, total unrecognized compensation costs related to unvested employee stock options were $389 and $12,352, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years and 2.6 years, respectively. The fair market value of stock options vested was $2,576 and $5,303 for the years ended December 31, 2025 and 2024, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2025 and 2024:

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

During the year ended December 31, 2025, the Company accelerated the vesting of approximately 266,108 time-based vesting stock options grants previously awarded to the Company's employees, pursuant to the separation agreements entered into with such employees. The Company also extended the post-termination exercise period from 90 days to 180 days immediately following the separation date for any options that were vested, including the options that were accelerated in vesting, as described above. Further, in the fourth quarter of 2025, approximately 416,005 of modified stock options were further modified to extend the post-termination exercise period from either (i) 180 days to December 31, 2026 or (ii) to the earlier of (a) the date that is 90 days following termination of continuous service, and (b) the expiration of the term of the options as set forth in the award agreements.

The above modifications to current and former employees stock options grants resulted in modification accounting under ASC 718, Compensation – Stock Compensation. As a result, the Company recognized approximately $0.8 million of stock compensation expense during the year ended December 31, 2025. For vested awards with no future service period required to be provided, the expense was measured on the modification date by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified with immediate expense recognition. For unvested awards with no future service period required to be provided, the Company reversed any stock compensation expense previously recognized, remeasured the fair value of the modified award and immediately recognized stock compensation expense on the modification date. For stock options that were further modified to extend the post-termination exercise period upon termination of continuous service, the Company measured the expense by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The fair value of those awards included a reduction to the share price for the fair value of the warrant dividend as the holders of the modified stock options were not participants in the warrant dividend. A portion of this modification was recorded as stock compensation expense in the fourth quarter and the remainder to be attributed over the derived service period.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024:

	2025	2024
Research and development	$1,179	$2,222
General and administrative	1,939	3,081
Total	$3,118	$5,303

9. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2025 and 2024, because the Company has incurred losses since inception. At December 31, 2025 and 2024 the Company concluded it was not more likely than not that it would realize its deferred tax assets, and therefore has recorded a full valuation allowance.

The Company paid no income taxes for the years ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2025		2024
U.S. federal provision (benefit)
At statutory rate	$(5,514)	21.0%	$(8,786)	21.0%
Change in valuation allowance	5,105	-19.4%	9,199	-22.0%
Nontaxable or Nondeductible Items
Stock-based compensation	343	-1.3%	709	-1.7%
Transaction costs	454	-1.7%	—	0.0%
Nontaxable or nondeductible items	90	-0.4%	14	0.0%
Tax credits
Research and development credit	(478)	1.8%	(1,136)	2.7%
Total	$—	0.0%	$—	0.0%

State income taxes in California comprise the majority of the state income taxes, net of federal effect category for the years ended December 31, 2025 and 2024, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2025 and 2024 are shown below.

	2025	2024
Deferred tax assets:
Net operating losses	$152,074	$143,896
Research and development tax credits	21,198	20,513
Amortization	489	603
Lease liability	2,354	2,625
Stock based compensation	1,583	1,167
Other	98	491
Capitalized R&D	7,901	10,041
Total gross deferred tax assets	185,697	179,336
Less: valuation allowance	(183,498)	(176,799)
Total deferred tax assets	2,199	2,537
Deferred tax liability:
Right-of-use assets	(2,180)	(2,518)
Fixed assets	(19)	(19)
Total gross deferred tax liabilities	(2,199)	(2,537)
Net deferred tax assets	$—	$—

The valuation allowance increased by $6.7 million from December 31, 2024 to December 31, 2025 due primarily to the generation of net operating losses and research and development credits.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024
Beginning Balance	176,799	164,643
Change related to continuing operations	6,699	12,156
Ending Balance	$183,498	$176,799

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $534.5 million and $501.9 million, respectively. As of December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $502.2 million and $487.8 million, respectively.

The federal and state net operating loss carryforwards begin to expire in 2031 and 2025, respectively, if not utilized. Federal net operating losses of $313.3 million are not subject to expiration.

As of December 31, 2025, the Company had federal and state research and development carryforwards of approximately $14.7 million and $4.4 million, respectively. The Company also had $7.4 million of Orphan Drug Credit. As of December 31, 2024, the Company had federal and state research and development carryforwards of approximately $14.1 million and $4.1 million, respectively. The federal and state credits begin to expire in 2031 and 2029, respectively, if not utilized; $3.3 million of the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2025. At least $455.8 thousand of legacy Millendo federal net operating losses are expected to expire unused due to prior ownership changes.

The Company has the following activity relating to unrecognized tax benefits as of December 31, 2025 and 2024:

	2025	2024
Beginning balance	$5,239	$4,923
Gross increase - tax position in current period	167	316
Ending balance	$5,406	$5,239

As of December 31, 2025 and 2024, none of the unrecognized tax benefits would impact the Company's effective tax rate due to the valuation allowance. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the accompanying balance sheet as of December 31, 2025 and 2024, respectively, and has not recognized penalties and/or interest in the accompanying statements of operations for the years ended December 31, 2025 and 2024, respectively.

The Company is subject to taxation in the United States, California, Massachusetts, and Michigan. The Company's tax years from inception are subject to examination by the IRS and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

10. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the year ended December 31, 2025, the Company contributed $124 to the 401(k) Plan. During the year ended December 31, 2024, the Company contributed $161 to the 401(k) Plan.

11. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	2025	2024
Numerator:
Net loss	$(26,262)	$(41,843)
Denominator:
Weighted-average common shares outstanding	4,149,733	2,146,276
Weighted-average shares used in computing basic and diluted net loss per share	4,149,733	2,146,276

Net loss per share attributable to common stockholders—basic and diluted	$(6.33)	$(19.50)

As of December 31, 2025 and 2024, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants and vested RSUs have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of December 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	2025	2024
Options to purchase common stock	450,104	320,090
Restricted stock units	—	—
Common stock warrants	1,172,878	464
	1,622,982	320,554

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2025 and 2024. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

13. SUBSEQUENT EVENTS

Acquisition of Erigen Assets

On November 19, 2025, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Erigen LLC, a Delaware limited liability company (“Erigen”), and Factor Bioscience Inc., a Delaware corporation (together with Erigen, “Sellers”), pursuant to which Sellers agreed to sell and transfer to the Company all right, title and interest of Sellers in and to all of the assets primarily related to (a) the autologous BCMA/CD19 dual-targeting CAR T-cell therapy known as ERI-2003, (b) the autologous CD70/CD70 dual-targeting CAR T-cell therapy known as ERI-2206, (c) the allogeneic BCMA/CD19 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as ERI-3003, and (d) the allogeneic CD70/CD70 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as ERI-3206 (collectively referred to herein as the “Erigen Assets”), in exchange for an aggregate purchase price of 8,268,495 shares of the Company’s common stock to be issued to Erigen on behalf of both Sellers.

On February 3, 2026, the Company completed the acquisition of the Erigen Assets (the “Erigen Closing”) under the Asset Purchase Agreement (the “Asset Acquisition”) and issued to Erigen 8,268,495 shares of the Company’s common stock. Based on an assumed common stock price of approximately $2.41 per share, the aggregate consideration related to the Asset Acquisition is approximately $19.9 million. The Company incurred approximately $6.7 million of transaction costs in connection with the Asset Acquisition.

The Company expects to account for the Asset Acquisition as an asset acquisition. Transaction costs are expected to be capitalized as part of the total cost of the Asset Acquisition. The Company is in the process of evaluating the assets acquired and any liabilities assumed and has not finalized the allocation of the consideration. Accordingly, the Company cannot reasonably estimate the financial statement impact of the transaction as of the date these consolidated financial statements were issued.

Pursuant to the Asset Purchase Agreement, Factor has made a funding commitment (the “Funding Commitment”) to provide the Company with financial support for at least 18 months following the Erigen Closing, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter contemplated by and entered into concurrently with the Asset Purchase Agreement.

Warrant Dividend

On January 20, 2026, the Company’s Board of Directors declared a record date of January 30, 2026 (the “Record Date”), for the distribution of a dividend (the “Warrant Dividend”) in the form of a warrant to purchase a share of the Company’s common stock (collectively, the “Warrants”) for each share of common stock outstanding on the Record Date at an exercise price of $18.48 per share. The Warrants were issued on the terms and conditions described in the Warrant Agreement, dated February 3, 2026, between the Company, Computershare Inc., and its affiliate, Computershare Trust Company, N.A., as Warrant Agent, on February 3, 2026. In addition, on February 3, 2026, certain warrants that were outstanding on the Record Date also received Warrants on a one-for-one basis, pursuant to the terms of such warrants (together with the Warrant Dividend, the “Warrant Distribution”). In the aggregate, 6,784,989 Warrants were issued pursuant to the Warrant Distribution.

Equity Plan Amendment

On January 27, 2026, the Company’s stockholders approved Amendment No. 1 to the 2023 Plan to increase the number of shares of the Company’s common stock issuable under such plan by 1,410,000 shares.

Rights Plan Approval

On January 27, 2026, the Company’s stockholders approved the Company’s Rights Agreement. Such stockholder approval extended the final expiration date of the Rights Agreement until October 10, 2026, unless the rights thereunder are earlier redeemed or exchanged by the Company. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.

Employment Agreements

In connection with his appointment as President and Chief Executive Officer of the Company, effective February 3, 2026, the Company entered into an employment agreement with Matthew Angel (the “Angel Employment Agreement”). Pursuant to the

Angel Employment Agreement, Dr. Angel is entitled to receive an annual base salary of $650,000 and will be eligible to receive an annual bonus equal to 50% of his base salary, as determined by the Board in its sole discretion. In addition, on February 3, 2026, Dr. Angel received an option to purchase 269,621 shares of common stock, with an exercise price per share equal to the fair market value on the grant date (the “Option”). The Option vests over a four-year period, with one quarter (1/4) of the shares subject to the Option vesting on the first anniversary of the grant date, and the remaining shares vesting equally over the following 36 months of continuous service.

On February 3, 2026, the Company entered into an employment agreement with Nicholas Maestas (the “Maestas Employment Agreement”), pursuant to which Mr. Maestas is entitled to receive compensation consistent with his previously filed employment agreement.

Private Placement

On March 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with (a) two institutional investors (the “Institutional Investors”) and (b) Factor Bioscience Inc. (together with the Institutional Investors, each, an “Investor” and, together, the “Investors”), pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) an aggregate of 462,964 shares (the “Shares”) of the Company’s common stock, and, in lieu of common stock, pre-funded warrants to purchase up to 462,963 shares of common stock (the “2026 Pre-Funded Warrants”), in each case accompanied by (i) Series A warrants to purchase up to 925,927 shares of common stock (the “Series A Warrants”) and (ii) Series B warrants to purchase up to 925,927 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”). The Shares and the Common Warrants are immediately separable and were issued separately. The combined purchase price per Share and accompanying Common Warrants was $2.16 and the combined purchase price per Pre-Funded Warrant and accompanying Common Warrants was $2.159. The gross proceeds to us from the Private Placement were approximately $2.0 million (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company.

Pursuant to the Purchase Agreement, the Company agreed to seek approval from our stockholders for the issuance of the shares issuable upon exercise of the Common Warrants within 90 days following the date of the Purchase Agreement (the “Stockholder Approval”). The Series A Warrants will become exercisable on the effective date of the Stockholder Approval (the “Stockholder Approval Date”) and have a term of five years from the later of the Stockholder Approval Date and the Effectiveness Date (as defined below). The Series B Warrants will become exercisable on the Stockholder Approval Date and have a term of twenty-four months from the later of the Stockholder Approval Date and the Effectiveness Date. The Common Warrants have an exercise price of $2.16 per share. The Pre-Funded Warrants are exercisable immediately following the closing date of the Private Placement have an exercise price of $0.001 per share and may be exercised at any time until exercised in full. In addition, pursuant to the Purchase Agreement, the Company agreed not to sell any shares of the Company’s common stock or any securities convertible into or exercisable or exchangeable into shares of common stock, subject to certain customary exceptions, for a period of thirty (30) days after the Effectiveness Date.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file registration statements under the Securities Act with the SEC covering the resale of the Shares to be issued in the Private Placement and the shares of the Company’s common stock underlying the Common Warrants and Pre-Funded Warrants no later than 15 calendar days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following the date of the Purchase Agreement, and in any event no later than 75 calendar days following the date of the Purchase Agreement in the event of a “full review” by the SEC (the “Effectiveness Date”).

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer & Head of Corporate Strategy (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer & Head of Corporate Strategy concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information regarding each member of our board of directors (the “Board”), including their ages as of March 1, 2026. There are no family relationships among any of our directors.

Name	Age	Position	Director Since
Matthew Angel(1)	45	Chief Executive Officer, President and Director	2026
Stephen Brady(2)	56	Chair of the Board	2021
Christine Pellizzari	58	Director	2021
Michael Raab(2)	61	Director	2021
Ronit Simantov	61	Director	2021
(1)
Dr. Angel was appointed as the Company’s Chief Executive Officer, President and director, effective immediately following the Closing of the Asset Acquisition.
(2)
Mr. Raab, Chair of the Board since 2021, in light of his other professional commitments and in consideration of our current strategic objectives, determined that it would be appropriate to transition the role of Chair of the Board to a successor. Accordingly, Mr. Raab proposed that Mr. Brady succeed him, which the Board approved, effective immediately following the Closing of the Asset Acquisition.

Matthew Angel

Matthew Angel has served as our Chief Executive Officer, President and as a member of our Board since February 2026. Dr. Angel is the Co-Founder and Chairman of the Board of Directors of Factor Bioscience Inc. (“Factor”) and previously served as Factor’s President and Chief Executive Officer from 2011 to February 2026. From January 2023 to December 2023, Dr. Angel served as President and Chief Executive Officer and as a director of Ernexa Therapeutics Inc. (f/k/a Eterna Therapeutics Inc.). From May 2022 to December 2022, Dr. Angel served as Interim President, Chief Executive Officer and as a director of Ernexa Therapeutics Inc. In 2020, Dr. Angel co-founded Exacis Biotherapeutics Inc. (“Exacis”) and served as the Chief Science Officer, Secretary, Treasurer and as a director of Exacis from 2020 until the sale of Exacis in May 2023. Dr. Angel also co-founded and served as the Chief Science Officer, Secretary and as a director of Novellus, Inc., from 2014 until the sale of Novellus in July 2021. Dr. Angel received a Ph.D. from the Massachusetts Institute of Technology in 2012 and a B.S. in Engineering from Princeton University in 2003. Mr. Angel’s role as our Chief Executive Officer, his business expertise and his prior leadership roles in biotechnology companies provides him with the qualifications and skills to serve as a member of our Board.

Stephen Brady

Stephen Brady has served as a member of our Board since June 2021. Mr. Brady served as our Chief Executive Officer from June 2021 until February 2026 and as our President from September 2023 to February 2026. Mr. Brady also served as President and Chief Operating Officer of our legacy company from September 2019 until June 2021. Previously, from September 2013 until April 2019, Mr. Brady served in various leadership positions, most recently as Executive Vice President, Strategy and Finance, at Immune Design, Inc., a biopharmaceutical company that was acquired by Merck & Co., Inc. (“Merck”) in 2019. At Immune Design, Mr. Brady led the general and administrative functions at the company, including strategy, corporate development, finance and investor and public relations. Prior to Immune Design, he held roles of increasing responsibility in multiple biopharmaceutical companies, including as Vice President of Corporate Development at Proteolix, where he had primary responsibility for the company’s business development activities and sale to Onyx Pharmaceuticals. Mr. Brady served as a member of the board of directors of Atreca, Inc. from July 2021 to May 2024, and has served as a member of the board of the Biotechnology Innovation Organization (BIO), Emerging Companies Section Governing Board, since 2022. Mr. Brady received a B.A. in English from the University of Oregon, a J.D. from the University of the Pacific and an LL.M. from New York University School of Law. Mr. Brady’s prior role as our Chief Executive Officer, his business expertise and his prior leadership roles in biotechnology companies provides him with the qualifications and skills to serve as a member of our Board.

Christine Pellizzari

Christine Pellizzari has served as a member of our Board since July 2021. Ms. Pellizzari has served as the Chief Legal Officer of Cleerly, Inc. since September 2025 and as the Principal of CAP Strategic Advisory Services since May 2024. Ms. Pellizzari previously served as the Chief Legal and Human Resources Officer of Science 37 Holdings, Inc. (Science 37) from July 2021 to May 2024. Ms. Pellizzari has served as a director and member of audit and compensation committees of Imunon, Inc. (formerly Celsion Corporation) since June 2021 and a director and member of the audit and compensation committees of Neurosense Therapeutics Ltd. since December 2021. Ms. Pellizzari served as Chief Legal Officer of Insmed, Inc. from 2018 to 2021 and prior to that as the General Counsel and Corporate Secretary from 2013 to 2018. Prior to joining Insmed, Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, Inc., most recently as Executive Vice President, General Counsel and Secretary. Prior to Aegerion, Ms. Pellizzari served as Senior Vice President, General Counsel and Secretary of Dendrite International, Inc. Ms. Pellizzari joined Dendrite from the law firm of Wilentz, Goldman & Spitzer where she specialized in health care transactions and related regulatory matters. She previously served as law clerk to the Honorable Reginald Stanton, Assignment Judge for the Superior Court of New Jersey. Ms. Pellizzari received her B.A. from the University of Massachusetts, Amherst and her J.D. from the University of Colorado, Boulder. Ms. Pellizzari’s legal, financial and business expertise in the biotechnology industry, including her experience in the capital markets and financial and legal compliance, qualifies her to serve as a member of our Board.

Michael Raab

Michael Raab has served as a member of our Board since June 2021, and served as Chairman of our Board from June 2021 until February 2026 and as a member and Chairman of the board of directors of our legacy company from December 2018 until June 2021. Mr. Raab has served as Ardelyx Inc.’s President and Chief Executive Officer since March 2009 and as a member of the board of directors since 2008. Before Ardelyx, Mr. Raab was a partner at New Enterprise Associates (“NEA”), where he focused on the biotechnology and pharmaceutical sectors. Prior to joining NEA, Mr. Raab spent 15 years in commercial and operating leadership roles in the biotech and pharmaceutical industries, including serving as Senior Vice President, Therapeutics and General Manager of the Renal Division at Genzyme Corporation, or Genzyme, a biotechnology company. Mr. Raab also spent two years with Genzyme’s diagnostic products and services division. Before Genzyme, Mr. Raab held business development and sales and marketing positions at Repligen Corporation, a life sciences company, and Bristol-Myers Corporation. Mr. Raab has been the lead independent director of Amicus Therapeutics, Inc. since 2004. Mr. Raab received his B.A. from DePauw University. Mr. Raab’s industry and investment experience qualifies him to serve as a member of our Board.

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

Executive Officers

The following table sets forth information regarding our executive officers who are not listed above as a member of our board of directors, including their ages as of March 1, 2026. There are no family relationships among any of our executive officers.

Name	Age	Position
Matthew Angel(1)	45	Chief Executive Officer, President and Director
Nicholas Maestas	46	Chief Financial Officer and Corporate Secretary
(1)
Dr. Angel was appointed as the Company’s Chief Executive Officer, President and director, effective immediately following the Closing.

Biographical information for Dr. Angel is included above with the director biographies under the caption “Board of Directors.”

Nicholas Maestas

Mr. Maestas has served as our Chief Financial Officer and Head of Corporate Strategy since January 2025, having previously served as Vice President, Finance and Strategy from July 2021 through December 2024, and has served as our Corporate Secretary since September 2022. Prior to joining us, Mr. Maestas served as the head of FP&A and strategic finance at Alector, a biopharmaceutical company that develops therapies for the treatment of neurodegeneration diseases, from July 2019 to July 2021. Prior to joining Alector, from November 2014 to July 2019, Mr. Maestas served in a variety of roles at Immune Design, an oncology immunotherapy company that was acquired by Merck in 2019, including as Senior Director, Corporate Development & Operations from January to July 2019 and Director, Corporate Development & Operations from January 2017 to December 2018. Mr. Maestas received a B.A. in Molecular and Cell Biology from the University of California, Berkeley and an M.B.A. from The Wharton School, University of Pennsylvania.

Corporate Governance

Audit Committee

The Board has a separately designated Audit Committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Geoff Nichol, Christine Pellizzari and Michael Raab, served as members of the Audit Committee during 2025 with Ms. Pellizzari serving as Chair. On February 3, 2026, Dr. Nichol resigned from the Board and all committees thereof and Ronit Simantov was appointed to the Audit Committee to fill the vacancy created by Dr. Nichol’s resignation. The Board determined that each current member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Our Board has determined that Ms. Pellizzari is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board has examined each Audit Committee member’s scope of experience and the nature of their employment.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees and designated consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy was filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, originally filed with the SEC on March 27, 2025.

Item 11. EXECUTIVE COMPENSATION

Share numbers included in the following tables and footnotes included in this Executive and Director Compensation section have been adjusted for the 1-for-13 reverse stock split (the “Reverse Stock Split”) of our common stock, on April 8, 2025, as applicable.

Summary Compensation Table

The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by our Former Chief Executive Officer and the two other most highly compensated executive officers (the “Named Executive Officers”) during the fiscal years indicated:

Name and Principal Position	Year	Salary(1) $	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Stephen Brady(5)	2025	906,400	556,981	—	836,094	2,299,475
Former Chief Executive Officer and President	2024	600,000	977,999	280,500	13,800	1,872,299
Samuel Whiting(6)	2025	222,708	300,246	—	453,459	976,413
Former Chief Medical Officer	2024	481,749	391,200	175,838	13,800	1,062,587
Nicholas Maestas	2025	487,850	196,092	—	426,362	1,110,304
Chief Financial Officer	2024	365,547	156,480	100,068	—	622,095

(1)
For 2025, such amounts reflect (i) salary paid to our Named Executive Officers, (ii) consulting payments following the Transition (as defined below) of $576,400, $13,950 and $254,100 for Mr. Brady, Dr. Whiting and Mr. Maestas, respectively, and (iii) salary paid to each of Mr. Brady and Mr. Maestas following the Rehire Transition (as defined below). See “—Narrative Disclosure to the Summary Compensation Table—Annual Base Salary” below.
(1)
Amounts reflect (i) the aggregate grant date fair value of the option awards granted to our Named Executive Officers during the relevant fiscal years under our equity incentive plans and (ii) the incremental value of awards accelerated pursuant to the terms of the separation agreements entered into with each of the Named Executive Officers in connection with the Transition during 2025, and related extension, each as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The assumptions used in calculating the grant date fair value of the options are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These amounts do not reflect the actual economic value that may be realized by the Named Executive Officers.
(2)
See “—Narrative Disclosure to Summary Compensation Table—Equity-Based Incentive Awards” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(3)
The amounts reported represent (i) severance benefits of $825,802, $444,662 and $424,946 paid to Mr. Brady, Dr. Whiting and Mr. Maestas, respectively, pursuant to separation agreements we entered into with each of Named Executive Officers in connection with the Transition, and (ii) matching contributions made by us to the Named Executive Officer’s 401(k) plan account in amounts of $10,292, $8,797 and $1,417 for Mr. Brady, Dr. Whiting and Mr. Maestas, respectively. For Mr. Brady such severance payments include $600,000, representing 12 months of base salary, a prorated 2025 bonus of $142,738, and COBRA upfront payments of $83,064. For Dr. Whiting such severance payments include $361,312, representing nine months of base salary, and a prorated 2025 bonus of $83,350. For Mr. Maestas such severance payments include $318,750, representing nine months of base salary, a prorated 2025 bonus of $73,532, and COBRA upfront payments of $32,664.
(4)
On February 3, 2026, immediately following the Closing, Mr. Brady resigned from his positions as the Company’s President and Chief Executive Officer. Dr. Angel was appointed to serve as our President and Chief Executive Officer, succeeding Mr. Brady in such capacities.
(5)
On June 5, 2025, Dr. Whiting transitioned to a consulting agreement with us, pursuant to which he continued to serve the Company as a consultant.

Narrative Disclosure to the Summary Compensation Table

Annual Base Salary

On June 5, 2025, each of our Named Executive Officers transitioned (collectively, the “Transition”) to consulting agreements with us, pursuant to which they received hourly compensation. In connection with the Asset Acquisition, on November 19, 2025, we rehired each of Mr. Brady and Mr. Maestas on a full-time basis. During the time period where each of our Named Executive Officers were not employed on a full-time basis, they received compensation pursuant to consulting arrangements. See “—Consulting and Employment Arrangements” for additional information.

Our Named Executive Officers received a base salary to compensate them for services rendered to us while employed on a full-time basis. For 2025, such annual base salaries were $600,000, $481,749 and $425,000 for Mr. Brady, Dr. Whiting and Mr.

Maestas, respectively. The annual base salary payable to each Named Executive Officer was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

None of our Named Executive Officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Equity-Based Incentive Awards

Historically, our equity award program was the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provided our executives with a strong link to our long-term performance, created an ownership culture and helped to align the interests of our executives and our stockholders. The use of options also can provide tax and other advantages relative to other forms of equity compensation.

We historically have awarded equity grants broadly to our employees, including our non-executive employees. Historically, grants to our executives, including the Named Executive Officers, and other employees were made at the discretion of the Board and were generally made upon commencement of employment, promotion or annually during the first quarter of each year. Moving forward we believe that our equity awards are an important retention tool for our Named Executive Officers, as well as for our other employees.

In connection with our annual grant process, on January 2, 2025, our Compensation Committee approved the grant to each of Mr. Brady, Dr. Whiting and Mr. Maestas of an option to purchase 42,307, 20,768 and 15,383 shares of our common stock, respectively, at an exercise price of $11.18 per share, under our Amended and Restated 2023 Equity Incentive Plan, as amended (the “2023 EIP”). Each option originally vested in equal monthly installments over a four-year period, subject to the executive’s continuous service to us through each vesting date. In addition, as described below under “—Consulting and Employment Arrangements,” on June 5, 2025, we entered into separation agreements with each of Mr. Brady, Dr. Whiting and Mr. Maestas pursuant to which they became entitled to full acceleration of all outstanding unvested equity awards, which became fully vested and exercisable as of June 5, 2025. See “—Outstanding Equity Awards at Fiscal Year End” for further information.

Annual Performance-Based Cash Compensation

Historically we have developed a performance-based bonus program annually. Under the 2025 annual performance-based bonus program, each Named Executive Officer was eligible for an annual performance bonus based on (1) the individual’s target bonus, as a percentage of annual base salary, and (2) the percentage attainment of our 2025 corporate goals established by our Board in its sole discretion and communicated to each officer.

Each Named Executive Officer was assigned a target performance bonus expressed as a percentage of their annual base salary, which for 2025 was 55% for Mr. Brady, 40% for Dr. Whiting and 40% for Mr. Maestas. As described more fully below under “—Consulting and Employment Arrangements,” in connection with the Transition, we entered into separation agreements with each of Mr. Brady, Dr. Whiting and Mr. Maestas. Each separation agreement provided for severance benefits resulting from a termination by us without “cause” under each of Mr. Brady’s, Dr. Whiting’s and Mr. Maestas’s respective employment agreements, each as described below in “—Change in Control and Severance Arrangements.” As a result, none of Mr. Brady, Dr. Whiting and Mr. Maestas were eligible to receive annual incentive compensation for 2025.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2025, certain information regarding outstanding equity awards for the Named Executive Officers.

Name	Grant Date	Vesting Commencement Date		Option Expiration Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)
Stephen Brady	1/2/2025	1/2/2025	(1)	1/1/2035	42,307	—	11.18
	1/3/2024	1/3/2024	(1)	1/2/2034	19,230	—	60.58
	10/11/23	10/11/23	(1)	10/10/33	55,768	—	127.01
	1/3/23	1/3/23	(1)	1/2/33	13,637	—	15.99
	6/21/22	6/21/22	(1)	6/20/32	13,347	—	30.55
	1/4/22	1/4/22	(1)	1/3/32	7,269	—	70.85

	4/29/21	6/25/21	(1)	4/28/31	4,909	—	343.20
	3/10/21	3/5/21		3/9/31	619	—	133.25
	3/30/20	2/20/20		3/29/30	5,404	—	76.70
	9/16/19	9/9/19		9/15/29	8,494	—	64.61
Samuel Whiting	1/2/2025	1/2/2025	(1)	1/1/2035	20,768	—	11.18
	1/3/2024	1/3/2024	(1)	1/2/2034	7,691	—	60.58
	10/11/23	10/11/23	(1)	10/10/33	25,000	—	127.01
	1/3/23	1/3/23	(1)	1/2/33	5,361	—	15.99
	6/21/22	6/21/22	(1)	6/20/32	4,282	—	30.55
	1/4/22	1/4/22	(1)	1/3/32	2,229	—	70.85
	4/29/21	6/25/21	(1)	4/28/31	1,338	—	343.20
	3/10/21	3/5/21		3/9/31	232	—	133.25
	11/16/20	11/16/20		11/15/30	4,765	—	76.70
Nicholas Maestas	1/2/2025	1/2/2025	(1)	1/1/2035	15,383	—	11.18
	1/3/2024	1/3/2024	(1)	1/2/2034	3,076	—	60.58
	10/11/23	10/11/23	(1)	10/10/33	7,691	—	127.01
	1/3/23	1/3/23	(1)	1/2/33	2,955	—	15.99
	6/21/22	6/21/22	(1)	6/20/32	3,943	—	30.55
	1/4/22	1/4/22	(1)	1/3/32	1,499	—	70.85
	7/12/21	7/12/21	(1)	7/11/31	1,786	—	314.47

(1)
As described below under “—Consulting Agreement and Employment Arrangements,” on June 5, 2025, we entered into separation agreements with each of Mr. Brady, Dr. Whiting and Mr. Maestas pursuant to which they became entitled to full acceleration of all outstanding unvested equity awards, which became fully vested and exercisable as of June 5, 2025.

Consulting and Employment Arrangements

On June 5, 2025, each of Mr. Brady, Dr. Whiting and Mr. Maestas transitioned to consulting agreements with us, pursuant to which they continued to serve the Company in their respective executive roles. Each consulting agreement had a term of one year, unless earlier terminated by either party thereto. On November 19, 2025, we rehired each of Mr. Brady and Mr. Maestas on a full-time basis, terminating the consulting agreements (collectively, the “Rehire Transition”). Dr. Whiting’s consulting agreement remains in effect in a non-executive role.

In connection with the Transition, we entered into a separation agreement with each of Mr. Brady, Dr. Whiting and Mr. Maestas. Each separation agreement provided for severance benefits resulting from a termination by us without “cause” under each of Mr. Brady’s, Dr. Whiting’s and Mr. Maestas’s respective employment agreements, as described below under “—Change in Control and Severance Arrangements.” In addition, each of Mr. Brady, Dr. Whiting and Mr. Maestas became entitled to full acceleration of all outstanding unvested equity awards, which became fully vested and exercisable as of June 5, 2025. The foregoing severance benefits were contingent upon a general release of claims set forth in the separation agreement.

Each of our Named Executive Officers’ employment was “at will” and could have been terminated at any time. Below is a description of our employment arrangements with each of our Named Executive Officers prior to the Transition.

Stephen Brady

We previously entered into an employment agreement, dated January 12, 2022, with Mr. Brady that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary, which was increased to $600,000, effective January 1, 2024. Mr. Brady was eligible to receive an annual bonus equal to 55% of his base salary, as determined by the Board in its sole discretion, and certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.” Mr. Brady’s employment agreement was terminated in connection with the Transition.

Sam Whiting

We previously entered into an employment agreement, dated January 12, 2022, with Dr. Whiting that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary, which was increased to $481,749, effective January 1, 2024. Dr. Whiting was eligible to receive an annual bonus equal to 40% of his base salary, as determined by the Board in its sole discretion, and to certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.” Dr. Whiting’s employment agreement was terminated in connection with the Transition.

Nicholas Maestas

We previously entered into an employment agreement, dated January 1, 2025, with Mr. Maestas that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary of $425,000. Mr. Maestas was eligible for an annual bonus equal to 40% of his base salary beginning in 2025, as determined by the Board in its sole discretion, and to certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.” Mr. Maestas’ employment agreement was terminated in connection with the Transition.

On February 3, 2026 entered into an employment agreement with Mr. Maestas that superseded, amended and restated all prior agreements. Under the terms of the agreement, we agreed to an initial annual base salary of $425,000. Mr. Maestas is eligible for an annual bonus equal to 40% of his base salary beginning in 2026, as determined by the Board in its sole discretion, and to certain change in control and severance benefits as discussed below in “—Change in Control and Severance Arrangements.”

Change in Control and Severance Arrangements

Pursuant to the prior employment agreements with our Named Executive Officers (collectively, the “Former Employment Agreements”), if a Named Executive Officer’s employment was terminated by us without Cause or if a Named Executive Officer resigned for Good Reason (each as defined below), they would have been entitled to receive (i) semi-monthly payments equal to the sum of 12 months of the executive’s base salary for Mr. Brady, 9 months for Dr. Whiting and 9 months for Mr. Maestas, plus a prorated portion of the executive’s target annual bonus for the calendar year in which termination occurred and (ii) if the executive elected to continue health insurance coverage under COBRA, the payment of the monthly premium under COBRA until the earlier of 12 months for Mr. Brady, 9 months for Dr. Whiting and 9 months for Mr. Maestas following termination date or the date on which the executive commenced full-time employment or employment that provided eligibility for healthcare benefits substantially comparable to those provided by us.

Moreover, if a Named Executive Officer’s employment was terminated by us without Cause or a Named Executive Officer resigned for Good Reason within three months prior to or 12 months following a Change in Control, then in lieu of the severance benefits described above the Named Executive Officer would have been entitled to receive (i) a lump-sum amount equal to the sum of 18 months for Mr. Brady, 12 months for Dr. Whiting and 12 months for Mr. Maestas of the executive’s then base salary plus the executive’s then annual target bonus at 150% for Mr. Brady, 100% for Dr. Whiting and 100% for Mr. Maestas and (ii) payment of COBRA premiums as described above for up to 18 months for Mr. Brady, 12 months for Dr. Whiting and 12 months for Mr. Maestas.

Our Named Executive Officers’ receipt of any severance benefits under the Former Employment Agreements was subject to the execution and non-revocation of a separation agreement containing, among other things, a general release of claims in favor of us and our related persons and entities, confidentiality, return of property and non-solicitation and non-disparagement covenants.

Further, if we were subject to a Change in Control prior to the termination of a Named Executive Officer’s service, then 100% of any unvested shares subject to any stock options then held by the Named Executive Officer would have vested and become exercisable in full.

Pursuant to his employment agreement with us, dated February 3, 2026, Mr. Maestas is entitled to severance payments consistent with those provided for under his respective Former Employment Agreement as described above.

Health and Welfare Benefits; Perquisites

Prior to the Transition, our Named Executive Officers were, and following the Rehire Transition, Mr. Brady was and Mr. Maestas is, eligible to participate in our employee benefit plans, including medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other full-time employees. Any part-time employees we hire would not be eligible to participate in our employee benefit plans. We generally do not provide perquisites or personal benefits to our Named Executive Officers, except in limited circumstances, and we did not provide any perquisites or personal benefits to our Named Executive Officers in 2025.

401(k) Plan

We participate in a multiple employer tax-qualified 401(k) savings plan which allows participants to defer eligible compensation up to the maximum amount allowed under Internal Revenue Service guidelines. Under our 401(k) plan, we currently make matching contributions of 100% on up to 4% of an employee’s eligible contributions to the plan, up to a maximum of $14,000 per year.

Clawback Policy

Our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainmentof a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant stock options to our employees, including our named executive officers. Historically, we have granted new-hire option awards on or soon after a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at the regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, on the date of each annual meeting of stockholders, pursuant to the non-employee director compensation policy, as further described under the heading, “Director Compensation— Non-Employee Director Compensation Program” below. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Director Compensation

Non-Employee Director Compensation Program

The following is a description of the standard compensation arrangements under which our non-employee directors were compensated for their service as directors for the fiscal year ended December 31, 2025, including as members of the various committees of our Board.

Cash Compensation

Each non-employee director received an annual base retainer of $40,000 with the non-executive Board Chair receiving an additional annual base retainer of $35,000. In addition, our non-employee directors received the following cash compensation for committee services, as applicable:

•
each chair of our Audit, Compensation, Nominating and Corporate Governance, and Science & Technology committees received an additional annual retainer of $15,000, $10,000, $8,000 and $8,000, respectively; and

•
each other non-chair member of our Audit, Compensation, Nominating and Corporate Governance, and Science & Technology committees received an additional annual retainer of $7,500, $5,000, $4,000 and $4,000, respectively.

The following reflects the retainers to be paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member, effective as of January 20, 2026:

•
each chair of our Audit, Compensation, Nominating and Corporate Governance, and Science & Technology committees received an additional annual retainer of $20,000, $15,000, $10,000 and $12,000, respectively; and

•
each other non-chair member of our Audit, Compensation, Nominating and Corporate Governance, and Science & Technology committees received an additional annual retainer of $10,000, $7,500, $5,000 and $6,000, respectively.

These retainers were payable in arrears in four equal quarterly installments on the last day of each quarter (each such date, a “Retainer Accrual Date”), provided that the amount of such payment will be prorated for any partial months of service. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.

Equity Compensation

During 2025, non-employee directors first appointed to the Board were eligible to receive an initial option to purchase 1,923 shares of our common stock (the “Initial Grant”). Further, on the date of each annual meeting of stockholders, each non-employee director that continued to serve as a non-employee member on our Board would receive an option to purchase 1,230 shares of our common stock (the “Annual Grant”). Effective as of January 20, 2026, the Initial Grant was increased to 25,000 shares of common stock and the Annual Grant increased to 12,500 shares of common stock.

The shares subject to each Initial Grant will vest over a three-year period, with one-third of the award vesting on the first anniversary of the grant date and the remainder of the award vesting in equal monthly installments thereafter, subject to the non-employee director’s Continuous Service (as defined in the 2023 Plan) through each such vesting date and will vest in full upon a Change in Control (as defined in the 2023 Plan). The shares subject to the Annual Grant will vest in full on the first anniversary of the date of grant; provided, that the Annual Grant will in any case be fully vested on the date of Company’s next annual stockholder meeting, subject to the non-employee director’s Continuous Service (as defined in the 2023 Plan) through such vesting date; provided, further, that the Annual Grant will vest in full upon a Change in Control (as defined in the 2023 Plan). With respect to a non-employee director who was first elected or appointed to the Board on a date other than the date of the Company’s annual stockholder meeting, upon our first annual meeting of our stockholders following such non-employee director’s first joining the Board, such non-employee director’s first Annual Grant will be pro-rated to reflect the time between such non-employee director’s election or appointment date and the date of such first annual meeting of our stockholders.

Each non-employee director may elect to convert such director’s cash compensation under the Non-Employee Director Compensation Policy into a restricted stock unit (“RSU”) award (such election, a “Retainer Grant Election”). If a non-employee director timely makes this election, then on the first business day following the applicable Retainer Accrual Date to which the Retainer Grant Election applies, and without any further action by the Board or designated committee of the Board, such non-employee director automatically will be granted a fully vested RSU award under the 2023 Plan covering a number of shares of common stock equal to (a) the aggregate amount of cash compensation otherwise payable to such non-employee director on the Retainer Accrual Date to which the Retainer Grant Election applies divided by (b) the closing sales price per share of the common stock on the applicable Retainer Accrual Date (or, if such date is not a business day, on the first business day thereafter), rounded down to the nearest whole share. No cash will be paid in lieu of fractional shares.

Notwithstanding the foregoing, any member of our Board that is entitled to the above compensation may elect to forego all or a portion of such compensation from time to time by giving notice to the Company.

Non-Employee Director Compensation Table

The following table sets forth information for the year ended December 31, 2025 regarding the compensation awarded to or earned by our non-employee directors. Mr. Brady is not included in the table below, as he was an employee and received no additional compensation for his service as a director. As a Named Executive Officer, the compensation received by Mr. Brady is shown above in “—Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Geoff Nichol(3)	55,500	—	55,500
Christine Pellizzari	55,000	—	55,000
Michael Raab	105,500	—	105,500
Ronit Simantov	48,000	—	48,000

(1) The following table provides information regarding the aggregate number of equity awards granted to our non-employee directors that were outstanding as of December 31, 2025:

Name	Option Awards Outstanding at Year End
Geoff Nichol	2,823
Christine Pellizzari	2,639
Michael Raab	5,044
Ronit Simantov	2,639

(2) In connection with our 2025 Annual Meeting of Stockholders, held January 27, 2026, each of Mr. Nichol, Ms. Pellizzari, Mr. Raab and Ms. Simantov received an Annual Grant on January 27, 2026, which is not reflected in the table above.

(3) In connection with Closing of the Asset Acquisition, Mr. Nichol resigned from our Board effective February 3, 2026.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2026, the most recent practicable date for computing beneficial ownership, by:

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

Applicable percentage ownership is based on 14,344,034 shares of our common stock issued and outstanding as of March 25, 2026. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options and warrants held by such persons that are currently exercisable or convertible or will be exercisable or convertible within 60 days of March 25, 2026. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Number of Shares	Percent of Total
Stockholders Owning Greater than 5%:
Entities affiliated with Lotus Capital BVI Limited(2)	3,431,425	23.9%
Directors and Named Executive Officers:
Matthew Angel(3)	5,068,552	35.3%
Stephen Brady(4)	174,597	1.2
Samuel Whiting(5)	71,666	*
Nicholas Maestas(6)	36,923	*
Christine Pellizzari(7)	3,869	*
Michael Raab(8)	6,274	*
Ronit Simantov(9)	3,869	*
All current directors and executive officers as a group (6 persons)(10)	5,294,084	36.3%

* Less than one percent.

(1)
The address for each director and executive officer is c/o Tempest Therapeutics, Inc., 2000 Sierra Point Parkway, Suite 400, Brisbane, California, 94005.
(2)
Shares of common stock are held by Erigen LLC. Lotus Capital BVI Limited is the beneficial owner of such shares. The address of each of Lotus Capital BVI Limited is Mandar House, 3rd Floor Johnson's Ghut, Tortola VG1110 British Virgin Islands.

(3)
Includes 4,837,070 shares of common stock held by Dr. Angel and 231,482 shares of common stock held by Factor. Dr. Angel is the majority stockholder and Chairman of the Board of Directors of Factor. and exercises voting and investment power over the shares held by Factor Biosciences Inc. The address of Factor Biosciences Inc. is 1035 Cambridge St Ste 17B, Cambridge MA 02141.
(4)
Represents (i) 3,613 shares of common stock and (ii) 170,984 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026.
(5)
Represents 71,666 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026.
(6)
Represents (i) 590 shares of common stock and (ii) 36,333 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026.
(7)
Represents 3,869 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026.
(8)
Represents 6,274 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026
(9)
Represents 3,869 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026.
(10)
Represents (i) 5,072,755 shares of common stock and (ii) 221,329 shares of common stock subject to options that are exercisable within 60 days of March 25, 2026

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($) (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders
2017 EIP	37,859	140.67	—
2019 EIP	85,867	33.53	—
2019 Employee Stock Purchase Plan	—	—	68,608(2)
2023 EIP	304,568	64.71	47,745(3)
Equity compensation plans not approved by security holders
2023 Inducement Plan(4)	20,841	26.74	67,615
Total	449,135		183,968

_____________

(1)
The weighted-average exercise price excludes any outstanding RSU awards, which have no exercise price.
(2)
Our 2019 ESPP provides that the total number of shares reserved for issuance thereunder will automatically increase on January 1 of each year beginning on January 1, 2023, and continuing through (and including) January 1, 2029, by the lesser of (a) 1.5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (b) 38,461 shares of our common stock, or (c) a lesser number determined by our Board prior to the applicable January 1st. Accordingly, on January 1, 2026, the number of shares of common stock available for issuance under our 2019 ESPP increased by 38,461 shares. This increase is not reflected in the table above.
(3)
The 2023 EIP provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each calendar year for a period of up to 10 years, beginning on January 1, 2024, and ending on (and including) January 1, 2033, in an amount equal to (i) 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser number of shares determined by our Board prior to January 1st of a given fiscal year. Accordingly, on January 1, 2026, the number of shares of common stock available for issuance under our 2023 EIP increased by 197,086 shares (the “Annual Increase”). In addition, on January 27, 2026, our stockholders approved Amendment No. 1 to the 2023 EIP to increase the number of shares of our common stock issuable under such plan by 1,410,000 shares (“Amendment Increase”). Neither of the Annual Increase or the Amendment Increase is reflected in the table above.
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

Certain Related Person Transactions

Other than compensation arrangements for our directors and executive officers, which are described in the section titled “Executive and Director Compensation,” the following is a description of our related person transactions since January 1, 2024 to which we were a party or will be a party.

Erigen Asset Purchase Agreement

As described under “Business—Recent Developments—Strategic Acquisition of Dual-Targeting CAR-T Programs,” on November 19, 2025, we executed the Asset Purchase Agreement with the Sellers, pursuant to which the Sellers agreed to sell and transfer to us all right, title and interest of the Sellers in and to the Assets, in exchange for an aggregate purchase price of 8,268,495 shares of our common stock, to be issued to Erigen on behalf of both Sellers. Erigen is a limited liability company and an affiliate of Factor with two members, Dr. Angel and Lotus Capital BVI Limited (“Lotus”), who own 58.5% and 41.5% of Erigen, respectively. At Closing, we issued 8,268,495 shares of our common to Erigen, resulting in Dr. Angel and Lotus beneficially holding approximately 37% and 26% of our common stock, respectively, immediately following the Closing. On February 3, 2026, Dr. Angel was appointed to serve as our President and Chief Executive Officer and as a member of the Board. Following the Closing, Erigen distributed 4,837,070 shares of common stock to Dr. Angel, and, as of the date of this Annual Report on Form 10-K, continued to hold 3,431,425 shares of common stock beneficially owned by Lotus.

Factor Amended and Restated License and Collaboration Agreement

As described under “Business—License and Collaboration Agreements—Factor Amended and Restated License and Collaboration Agreement,” on February 3, 2026, the Restated Factor License Agreement was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement. Pursuant to the Restated Factor License Agreement, we are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory. No upfront payment was paid pursuant to the Restated Factor License Agreement. We are obligated to pay Factor Bioscience Limited up to $40 million in total upon achievement of certain development milestones for the programs and up to $620 million in total upon achievement of certain commercial milestones for the programs. In addition, we are required to pay Factor Bioscience Limited mid-single digit to high-teens royalties on net sales of licensed products on a country-by-country and licensed product-by-licensed product basis until expiration of the last to expire valid claim of certain licensed patents covering such licensed product in such country, subject to certain customary reductions, and low-to-mid double digit sublicense fees.

Factor Amended and Restated Master Services Agreement

As described under “Business—License and Collaboration Agreements—Factor Amended and Restated Master Services Agreement,” on February 3, 2026 the Restated Factor Services Agreement was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement. Pursuant to the Restated Factor Services Agreement, Factor will perform services requested by us on a fee-for-services basis and provide us access to Factor’s facilities as mutually agreed upon in one or more written work orders. All deliverables developed as a result of Factor’s performance of the services or as set forth in a work order, other than specified improvements, will be our property and confidential information. Furthermore, Factor granted us a freedom-to-operate license to its background intellectual property solely to the extent necessary or reasonably useful to use, practice or otherwise exploit the deliverables.

Private Placement and Registration Rights Agreement

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Private Placement,” on March 20, 2026, we entered into the Purchase Agreement with (a) the Institutional Investors and (b) Factor Bioscience Inc., pursuant to which we agreed to issue and sell in a Private Placement an aggregate of 462,964 Shares of our common stock, and, in lieu of common stock, pre-funded warrants to purchase up to 462,963 shares of our common stock, in each case accompanied by (i) Series A Warrants to purchase up to 925,927 shares of our common stock and (ii) Series B Warrants to purchase up to 925,927 shares of our common stock. Dr. Angel is the majority stockholder and Chairman of the Board of Directors of Factor Biosciences Inc. Pursuant to the Purchase Agreement, we sold an aggregate of 231,482 Shares, 231,482 Series

A Warrants and 231,482 Series B Warrants to Factor in exchange for $462,964, before deducting placement agent fees and other offering expenses payable by us.

In connection with the Private Placement, we entered into the Registration Rights Agreement with the Investors, pursuant to which we agreed to file registration statements under the Securities Act with the SEC covering the resale of the Shares to be issued in the Private Placement and the shares of our common stock underlying the Common Warrants and Pre-Funded Warrants no later than 15 calendar days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following the date of the Purchase Agreement, and in any event no later than 75 calendar days following the date of the Purchase Agreement in the event of a “full review” by the SEC.

Professional Services Agreement

On March 24, 2026, we entered into a Professional Services Agreement, effective April 1, 2026, with YQ Advisors Limited (“YQ”) pursuant to which YQ will provide various business development and corporate development activities to us at an hourly rate of (i) $1,250 for services provided by Andrew Fang and (ii) $250 for services provided by other YQ service providers, up to a maximum aggregate amount of $720,000 per year. The agreement has a term of 12 months unless extended by mutual written agreement of the parties. Mr. Fang is the son of Bangxia Yang, the beneficial owner of Lotus, a greater than 5% holder of our common stock.

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

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors, other than Mr. Brady, our former Chief Executive Officer and President, qualify as “independent” directors within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. The Board also determined that each member of our Audit, Compensation and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the SEC and the Nasdaq listing standards, as applicable.

Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by Ernst & Young, the Company’s independent registered public accountant. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2025	2024
Audit Fees(1)	$ 930,000	$ 755,000
Audit-related Fees	—	—

Tax Fees	—	—
All Other Fees	—	—
Total Fees	$ 930,000	$ 755,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report:

(a)(1) Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of March 29, 2021, by and among Tempest Therapeutics, Inc., Mars Merger Corp. and Tempest Therapeutics, Inc.	8-K	001-35890	2.1	3/29/2021
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025.	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
4.2	Form of Tempest Therapeutics, Inc. Warrant to Purchase Stock	10-K	001-35890	4.1	3/19/2024
4.3	Rights Agreement, dated as of October 10, 2023, between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	001-35890	4.1	10/11/2023
4.4	Amendment No. 1, dated as of October 9, 2024, to Rights Agreement, dated as of October 10, 2023, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	001-35890	4.1	10/10/2024
4.5	Amendment No. 2, dated as of December 5, 2024, to Rights Agreement, dated as of October 10, 2023, as amended, by and between Tempest Therapeutics, Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-35890	4.1	12/06/2024
4.6	Form of Tempest Therapeutics, Inc. Prefunded Warrant	8-K	001-35890	4.2	11/26/2025
4.7	Form of Tempest Therapeutics, Inc. Common Stock Warrant	8-K	001-35890	4.3	11/26/2025
4.8	Warrant Agreement (including Form of Warrant), dated February 3, 2026, between the Company, Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Warrant Agent	8-K	001-35890	4.1	2/6/2026
10.1+	2011 Equity Incentive Plan	S-8	333-257727	10.2	7/7/2021

10.2+	2017 Equity Incentive Plan	S-8	333-257727	10.1	7/7/2021
10.3+	Form of Stock Option Agreement under the 2017 Equity Incentive Plan	10-K	001-35890	10.3	3/29/2022
10.4+	Amended and Restated 2019 Equity Incentive Plan	8-K	001-35890	10.1	6/21/2022
10.5+	Form of Option Grant Package under 2019 Equity Incentive Plan	10-Q	001-35890	10.7	8/12/2019
10.6+	Form of Stock Option Agreement under the Sub Plan for French Residents under 2019 Equity Incentive Plan	10-K	001-35890	10.16	3/11/2020
10.7+	Form of Inducement Nonqualified Stock Option Agreement subject to the terms of the 2019 Equity Incentive Plan	10-K	001-35890	10.17	3/11/2020
10.8+	Amended and Restated 2019 Employee Stock Purchase Plan	8-K	001-35890	10.2	6/21/2022
10.9+	Form of Indemnification Agreement	8-K	001-35890	10.1	7/07/2021
10.10	Lease Agreement, dated January 24, 2022, by and between HCP Life Science REIT, Inc. and Tempest Therapeutics, Inc.	10-K	001-35890	10.24	03/22/2023
10.11+	Tempest Therapeutics, Inc. Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.1	8/10/2023
10.12+	Amendment No. 1 to Tempest Therapeutics, Inc. Amended and Restated 2023 Equity Incentive Plan					X
10.13+	Form of Option Grant Package under the Amended and Restated 2023 Equity Incentive Plan	10-Q	001-35890	10.2	8/10/2023
10.14+	Tempest Therapeutics, Inc. 2023 Inducement Plan	10-Q	001-35890	10.3	8/10/2023
10.15+	Form of Option Grant Package under the 2023 Inducement Plan	10-Q	001-35890	10.4	8/10/2023
10.16#	Roche Supply Agreement, dated October 7, 2024, by and between the Registrant and F. Hoffmann-La Roche Ltd.	10-K	001-35890	10.32	3/27/2025
10.17+	Amended and Restated Offer Letter, dated August 11, 2025, by and between Tempest Therapeutics, Inc. and Justin Trojanowski.	10-Q	001-35890	10.7	8/11/2025
10.18+	Separation Agreement, dated June 13, 2025, by and between Tempest Therapeutics, Inc. and Stephen Brady	10-Q	001-35890	10.3	8/11/2025
10.19+	Separation Agreement, dated June 13, 2025, by and between Tempest Therapeutics, Inc. and Samuel Whiting	10-Q	001-35890	10.4	8/11/2025
10.20+	Separation Agreement, dated June 13, 2025, by and between Tempest Therapeutics, Inc. and Nicholas Maestas	10-Q	001-35890	10.5	8/11/2025
10.21+	Form of Consulting Agreement	10-Q	001-35890	10.2	8/11/2025
10.22+	Form of Success Bonus Agreement	10-Q	001-35890	10.6	8/11/2025
10.23*	Asset Purchase Agreement, dated November 19, 2025, by and among Erigen LLC, Factor Bioscience Inc., and Tempest Therapeutics, Inc.	8-K	001-35890	10.1	11/19/2025
10.24	Lock-Up Agreement, dated November 19, 2025, by and between Erigen LLC and Tempest Therapeutics, Inc.	8-K	001-35890	10.2	11/19/2025
10.25#	Exclusive License and Collaboration Agreement, dated July 18, 2025, by and between Erigen LLC and Novatim Immune Therapeutics Co., Ltd.					X
10.26#	Amended and Restated License and Collaboration Agreement, dated November 19, 2025, by and between Factor Bioscience Limited and Erigen LLC					X
10.27#	Amended and Restated Master Services Agreement, dated November 19, 2025, by and between Factor Bioscience Limited and Erigen LLC					X
10.28+	Executive Employment Agreement, dated November 19, 2025, by and between the Registrant and Matthew Angel					X
10.29+	Executive Employment Agreement, dated February 3, 2026 by and between the Registrant and Nicholas Maestas					X
19.1	Tempest Therapeutics, Inc. Insider Trading Policy	10-K	001-35890	19.1	3/27/25
21.1	Subsidiaries of the Registrant	10-K/A	001-35890	21.1	4/1/2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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

TEMPEST THERAPEUTICS, INC.

By:	/s/ Matthew Angel
Matthew Angel
Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ Nicholas Maestas
Nicholas Maestas
Chief Financial Officer & Head of Corporate Strategy (Principal Financial Officer)

Date: March 30, 2026

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Angel and Nicolas Maestas, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Tempest Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Angel	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2026
Matthew Angel

/s/ Nicholas Maestas	Chief Financial Officer & Head of Corporate Strategy (Principal Financial Officer)	March 30, 2026
Nicholas Maestas

/s/ Justin Trojanowski	Corporate Controller, Treasurer (Principal Accounting Officer)	March 30, 2026
Justin Trojanowski

/s/ Stephen Brady	Chairman of the Board of Directors	March 30, 2026
Stephen Brady

/s/ Michael Raab	Director	March 30, 2026
Michael Raab

/s/ Christine Pellizzari	Director	March 30, 2026
Christine Pellizzari

/s/ Ronit Simantov	Director	March 30, 2026
Ronit Simantov, M.D.