Form 10-Q
period 2026-03-31
Tempest Therapeutics, Inc.
filed 2026-05-14
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2026 was 14,806,997.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: whether we are successful in implementing our strategic review (which includes our plans to advance our clinical-stage programs and maximize stockholder value); our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; unexpected safety or efficacy data observed during preclinical or clinical trials; the possibility that results from prior clinical trials and preclinical studies may not necessarily be predictive of future results; past results may not be indicative of future results; clinical trial site activation or enrollment rates that are lower than expected; loss of key personnel; changes in expected or existing competition; changes in the regulatory environment; risks relating to volatility and uncertainty in the capital markets for biotechnology companies; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; unexpected litigation or other disputes; our ability to protect our intellectual property rights; our need for additional capital to fund our planned programs and operations and to continue to operate as a going concern; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

•
our ability to continue as a going concern absent access to sources of liquidity;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,805	$7,707
Prepaid expenses and other current assets	641	562
Total current assets	2,446	8,269
Property and equipment — net	545	605
Operating lease right-of-use assets	7,248	7,540
Other noncurrent assets	509	517
Total assets	$10,748	$16,931
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$585	$1,038
Accrued expenses	1,162	937
Current operating lease liabilities	1,239	1,192
Accrued compensation	325	147
Total current liabilities	3,311	3,314
Operating lease liabilities, less current portion	6,615	6,949
Total liabilities	9,926	10,263
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,344,034 and 4,927,161 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	14	5
Additional paid-in capital	270,880	240,031
Accumulated deficit	(270,072)	(233,368)
Total stockholders’ equity	822	6,668
Total liabilities and stockholders’ equity	$10,748	$16,931

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$114	$7,627
General and administrative	5,425	3,309
Acquired in-process research and development	22,180	—
Loss from operations	(27,719)	(10,936)
Other income (expense), net:
Interest expense	—	(161)
Interest income and other income (expense), net	23	237
Total other income (expense), net	23	76
Provision for income taxes	—	—
Net loss	$(27,696)	$(10,860)
Net loss per share of common stock and pre-funded warrants basic and diluted(1)	$(2.53)	$(3.16)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted(1)	10,931,593	3,437,671

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2025	4,927,161	$5	$240,031	$(233,368)	$6,668
Issuance of common stock in consideration of acquisition	8,268,495	8	19,919	—	19,927
Issuance of common stock for cash (net of issuance costs of $30)	231,482	—	170	—	170
Issuance of pre-funded warrants (net of issuance cost of $61)	—	—	340	—	340
Issuance of common stock warrants (net of issuance cost of $136)	—	—	762	—	762
Issuance of common stock to related parties for cash (net of issuance costs of $30)	231,482	—	170	—	170
Issuance of common stock warrants to related parties (net of issuance cost of $45)	—	—	254	—	254
Common stock warrant dividend	—	—	9,008	(9,008)	—
Exercise of pre-funded warrants	685,414	1	—	—	1
Stock-based compensation	—	—	226	—	226
Net loss	—	—	—	(27,696)	(27,696)
BALANCE — March 31, 2026	14,344,034	$14	$270,880	$(270,072)	$822

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock for cash (net of issuance costs of $84)	133,521	1	1,443	—	1,444
Stock-based compensation	—	—	1,389	—	1,389
Issuance of common stock under equity plan awards	3,649	—	34	—	34
Net loss	—	—	—	(10,860)	(10,860)
BALANCE — March 31, 2025	3,519,602	$4	$229,095	$(217,966)	$11,133

(1) Results, including shares of common stock, have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(27,696)	$(10,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	60	68
Stock-based compensation expense	226	1,389
Non-cash lease expense	292	267
Non-cash interest and other expense, net	—	36
Acquired in-process research and development	19,927	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(71)	231
Accounts payable	(454)	(263)
Accrued expenses and other liabilities	405	1,215
Interest payable	—	(23)
Operating lease liabilities	(287)	(96)
Cash used in operating activities	(7,598)	(8,036)
Investing activities:
Purchase of property and equipment	—	—
Cash used in investing activities	—	—
Financing activities:
Proceeds from the issuance of common stock, pre-funded warrants and common stock warrants, net of issuance costs	1,272	1,443
Proceeds from the issuance of common stock and common stock warrants to related party, net of issuance costs	424
Repayment of loan	—	(2,198)
Proceeds from the issuance of common stock under equity plan awards	—	34
Cash provided by (used in) financing activities	1,696	(721)
Net decrease in cash, cash equivalents and restricted cash	(5,902)	(8,757)
Cash, cash equivalents and restricted cash at beginning of period	8,150	30,711
Cash, cash equivalents and restricted cash at end of period	$2,248	$21,954
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$148

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics is a clinical-stage biotechnology company developing a pipeline of advanced CAR-T cell therapy product candidates to treat cancer. Tempest is headquartered in Brisbane, California.

Reverse Stock Split

On December 3, 2024, the Company’s stockholders approved a proposal to effect an amendment to the Company’s Restated Certificate of Incorporation to implement a reverse stock split. On April 4, 2025, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the one-for-thirteen (1:13) reverse stock split of its outstanding common stock (the “Reverse Stock Split”).

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

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of March 31, 2026, the Company had $1.8 million of cash and cash equivalents. While the Company implemented cost reductions in 2025, the Company has finite cash resources available to fund its operations. In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its promising clinical stage programs and maximize stockholder value. The Company retained MTS Health Partners, L.P., an internationally recognized financial advisor with substantial experience in the biotechnology industry, to support it with the strategic evaluation process. Further to such evaluations, as part of the cost reductions, the Company reduced its workforce by 21 of 26 full-time employees, which became effective April 30, 2025. Further, in support of such efforts, on June 5, 2025, each of Stephen Brady, the Company’s Chief Executive Officer and President, Samuel Whiting, the Company’s Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s Chief Financial Officer and Head of Corporate Strategy, transitioned to consulting arrangements with the Company, pursuant to which they continued to serve the Company in their respective executive roles. The Company incurred $3.2 million of one-time cash severance payments, benefits and other related costs (excluding non-cash charges associated with stock-based compensation), with the majority of such costs incurred in the second quarter of 2025.

On February 3, 2026, the Company closed the Asset Acquisition (as defined below). Pursuant to the Asset Purchase Agreement (as defined below), Factor (as defined below) has made the Funding Commitment (as defined below) to provide the Company with financial support for at least 18 months following the closing of the Asset Acquisition, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by the Company after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the funding commitment letter, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain. As of March 31, 2026, $13.8 million of availability remained under the Funding Commitment.

Further, as detailed below under “—Private Placement,” the Company has undertaken other steps to increase its cash and cash equivalents. On March 20, 2026, the Company entered into a securities purchase agreement for the sale of securities for approximately $2.0 million in gross proceeds (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company.

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

The Company is actively exploring a range of options to raise additional funds.

Acquisition of Erigen Assets

On November 19, 2025, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Erigen LLC, a Delaware limited liability company (“Erigen”), and Factor Bioscience Inc., a Delaware corporation (“Factor,” and together with Erigen, “Sellers”), pursuant to which Sellers agreed to sell and transfer to the Company all right, title and interest of Sellers in and to all of the assets primarily related to (a) the autologous BCMA/CD19 dual-targeting CAR T-cell therapy known as TPST-2003, (b) the autologous CD70/CD70 dual-targeting CAR T-cell therapy known as TPST-2206, (c) the allogeneic BCMA/CD19 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as TPST-3003, and (d) the allogeneic CD70/CD70 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as TPST-3206 (collectively referred to herein as the “Erigen Assets”), in exchange for an aggregate purchase price of 8,268,495 shares of the Company’s common stock to be issued to Erigen on behalf of both Sellers.

On February 3, 2026, the Company completed the acquisition of the Erigen Assets (the “Erigen Closing”) under the Asset Purchase Agreement (the “Asset Acquisition”) and issued to Erigen 8,268,495 shares of the Company’s common stock. Based on the closing price of the Company’s common stock price of $2.41 per share on February 3, 2026, the aggregate fair value of equity issued in the Asset Acquisition was approximately $19.9 million.

The Company accounted for the Asset Acquisition as an asset acquisition. In addition to the $19.9 million in aggregate fair value of equity issued, approximately $2.2 million in transaction costs were capitalized as part of the total cost of the Asset Acquisition, totaling $22.1 million expensed as acquired in-process research and development during the three months ended March 31, 2026. During the year ended December 31, 2025, approximately $2.2 million of transaction costs were incurred and expensed as General and administrative expense prior to the closing of the Asset Acquisition. The fair value of the shares issued was recorded as an increase to common stock (at par) and additional paid-in capital on the date of the Erigen Closing.

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

In November 2025, Erigen entered into an Amended and Restated Master Services Agreement with Factor (the “Factor MSA”), which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. Under the Factor MSA, the Company is obligated to pay Factor a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. The Company can terminate the Factor MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if Factor breaches the Factor MSA or any work order, as the case may be, and does not fully cure the breach to the Company's satisfaction within 30 days. Upon termination any work order, unless the applicable work order expressly provides otherwise, the Company will pay Factor fees for all services performed and reimburse Factor for all authorized, non-cancellable expenses reasonably incurred in connection with such services prior to termination.

In March 2026 the Board of the Company approved and authorized the execution of Work Order No. 1 under the Factor MSA for R&D services beginning April 2026. Under this agreement, the Company is committed to pay Factor for services through March 31, 2027. As of March 31, 2026, no amounts were incurred or payable under this arrangement. In April 2026, the Company paid Factor a deposit of $0.4 million under Work Order No. 1 of the Factor MSA related to the clinical advancement of TPST-2003.

On May 11, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order No. 1 (the “Work Order”). Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. In addition, Factor agreed to return to the Company a deposit of $0.2 million previously made by the Company under the Work Order, for an interim period subject to certain conditions.

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

Private Placement

On March 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with (a) two institutional investors (the “Institutional Investors”) and (b) Factor (together with the Institutional Investors, each, an “Investor” and, together, the “Investors”), pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) an aggregate of 462,964 shares (the “Shares”) of the Company’s common stock, and, in lieu of common stock, pre-funded warrants to purchase up to 462,963 shares of common stock (the “2026 Pre-Funded Warrants”), in each case accompanied by (i) Series A warrants to purchase up to 925,927 shares of common stock (the “Series A Warrants”) and (ii) Series B warrants to purchase up to 925,927 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”). The Shares and the Pre-Funded and Common Warrants are immediately separable and were issued separately. The combined purchase price per Share and accompanying Common Warrants was $2.16 and the combined purchase price per Pre-Funded Warrant and accompanying Common Warrants was $2.159. The gross proceeds to us from the Private Placement were approximately $2.0 million (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company. All 2026 Pre-Funded Warrants were subsequently exercised in April 2026.

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

In connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file registration statements under the Securities Act with the SEC covering the resale of the Shares to be issued in the Private Placement and the shares of the Company’s common stock underlying the Common Warrants and Pre-Funded Warrants no later than 15 calendar days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following the date of the Purchase Agreement, and in any event no later than 75 calendar days following the date of the Purchase Agreement in the event of a “full review” by the SEC (the “Effectiveness Date”). The registration statement was filed on April 2, 2026 and declared effective on April 9, 2026.

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company’s public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of the three months ended March 31, 2026, the Company has not sold any shares, pursuant to the ATM Program.

Registered Direct Offerings

On June 11, 2025, the Company sold an aggregate of 405,000 shares of the Company’s common stock and pre-funded warrants to purchase 334,000 shares of its common stock (the “June 2025 Pre-Funded Warrants”) in a registered direct offering (“June RDO”). The offering price was $6.25 per share of common stock and $6.249 per June 2025 Pre-Funded Warrant, which is the price of each share of common stock sold in the RDO, minus the $0.001 exercise price per June 2025 Pre-Funded Warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and offering expenses payable by the Company. As of March 31, 2026, all June 2025 Pre-Funded Warrants were exercised.

On November 24, 2025, the Company sold an aggregate of 487,000 shares of the Company's common stock, pre-funded warrants to purchase 685,414 shares of its common stock (the “November 2025 Pre-Funded Warrants”) and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying Common Warrant was $3.625. The combined purchase price of each November 2025 Pre-Funded Warrants and accompanying Common Warrant was $3.624 (equal to the combined purchase price per share of common stock and accompanying Common Warrant, minus $0.001) The exercise price of the Common Warrants is $3.50 per share. The net proceeds from the RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by the Company. As of March 31, 2026, all November 2025 Common Warrants remained outstanding. As of March 31, 2026, all November 2025 Pre-Funded Warrants had been exercised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2026. There have been no material changes to the significant accounting policies during the three month period ended March 31, 2026.

Basis of Presentation—The unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Acquired In-Process Research and Development Expenses—Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Common stock issued as consideration in an acquisition of assets is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of the asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development, or IPR&D. Acquired IPR&D that has no alternative future use is expensed immediately as a component of in-process research and development expense in the condensed consolidated statements of operations.

In addition to upfront consideration, acquisitions of assets may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration payments in an acquisition of assets not required to be accounted for as a liability at fair value are recognized when the contingency is resolved and the consideration is paid or becomes payable. Contingent consideration payments made prior to regulatory approval are expensed as incurred.

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,805	$—	$—	$1,805
Total	$1,805	$—	$—	$1,805

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,707	$—	$—	$7,707
Total	$7,707	$—	$—	$7,707

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$638	$196
Prepaid research and development costs	—	11
Other current assets	3	355
Total	$641	$562

Property and equipment, net, consists of the following:

	March 31, 2026	December 31, 2025
Computer equipment and software	$151	$151
Furniture and fixtures	263	263
Lab equipment	1,446	1,446
Leasehold improvements	198	198
Property and equipment	2,058	2,058
Less accumulated depreciation	(1,513)	(1,453)
Property and equipment—net	$545	$605

Depreciation expense for the three months ended March 31, 2026 and 2025 were $60 and $68, respectively.

Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued other liabilities	$1,109	$627
Accrued clinical trial liability	53	310
Total	$1,162	$937

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into an 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of March 31, 2026 and December 31, 2025, the balance of the operating lease right of use assets were $7,248 and $7,540, respectively, and the related operating lease liability were $7,854 and $8,141, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $486 for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2026 (excluding three months ended March 31, 2026)	$1,445
2027	1,994
2028	2,064
2029	2,136
2030	2,210
Total minimum lease payments	9,849
Less: imputed interest	(1,995)
Present value of operating lease obligations	7,854
Less: current portion	(1,239)
Noncurrent operating lease obligations	$6,615

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of March 31, 2026.

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

7. STOCKHOLDERS' EQUITY

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s adoption the Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of March 31, 2026 and 2025. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no cash dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2026, the common stock reserved for issuance was increased by 197,086 shares. As of March 31, 2026, there were 1,207,290 shares available for future grant under the 2023 Plan. In addition, on January 27, 2026, the Company's stockholders approved the amendment to increase the number of shares issuable under the 2023 Plan by 1,410,000 shares of common stock.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 88,461 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of March 31, 2026, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

As of March 31, 2026, 107,069 shares of common stock remained available for future issuance under the 2019 ESPP. During the three months ended March 31, 2026, no shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the three months ended March 31, 2026 and 2025:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2025	450,104	$64.44
Granted	447,541	2.10
Exercised	—	—
Cancelled and forfeited	—	—
Balance—March 31, 2026	897,645	$33.36

Balance—December 31, 2024	320,090	$86.06
Granted	130,014	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—March 31, 2025	450,104	$64.44

The following table summarizes information about stock options outstanding at March 31, 2026:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	897,645	8.68	$33.36	$—
Vested and expected to vest	897,645	8.68	$33.36	$—
Exercisable	444,442	7.46	$64.34	$—

During the three months ended March 31, 2026 and 2025, the Company granted employees and non-employees stock options to purchase 447,541 and 130,014 shares of common stock, respectively, with a weighted-average grant date fair value of $2.10 and $11.20 per share, respectively. As of March 31, 2026 and 2025, total unrecognized compensation costs related to unvested employee stock options were $1.2 million and $12.2 million, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years and 2.5 years, respectively. The fair market value of stock options vested was $0.1 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.5 - 6.1	6.0
Expected volatility	135%	115% - 116%
Risk-free interest rate	3.8% - 4.0%	4.4%
Dividends	—%	—%

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options.

Expected Volatility—The expected stock price volatility was determined using a weighting of the Company’s own historical stock price volatility and the historical volatilities of industry peers. Beginning in the three months ended March 31, 2026, the Company incorporated its own historical volatility, weighted at 25%, with the remaining 75% based on the historical volatility of industry peers. The Company will continue to evaluate the weighting between its own historical volatility and peer volatility as additional trading history becomes available and will adjust the weighting accordingly.

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

The above modifications to current and former employees stock options grants resulted in modification accounting under ASC 718, Compensation – Stock Compensation. As a result, the Company recognized approximately $0.1 million of stock compensation expense during the three months ended March 31, 2026 and $0.8 million of stock compensation expense during the year ended December 31, 2025. For vested awards with no future service period required to be provided, the expense was measured on the modification date by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified with immediate expense recognition. For unvested awards with no future service period required to be provided, the Company reversed any stock compensation expense previously recognized, remeasured the fair value of the modified award and immediately recognized stock compensation expense on the modification date. For stock options that were further modified to extend the post-termination exercise period upon termination of continuous service, the Company measured the expense by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The fair value of those awards included a reduction to the share price for the fair value of the warrant dividend as the holders of the modified stock options were not participants in the warrant dividend. A portion of this modification was recorded as stock compensation expense in the fourth quarter of 2025 and the remainder to be attributed over the derived service period.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026:

	Three Months Ended March 31,
	2026	2025
Research and development	$3	$589
General and administrative	223	800
Total	$226	$1,389

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three months ended March 31, 2026 and 2025, the Company contributed $16 and $80 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share, as adjusted to give effect to the reverse stock split for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(27,696)	$(10,860)
Denominator:
Weighted-average common shares outstanding	10,931,593	3,437,671
Weighted-average shares used in computing basic and diluted net loss per share	10,931,593	3,437,671
Net loss per share attributable to common stockholders—basic and diluted	$(2.53)	$(3.16)

As of March 31, 2026 and 2025, the Company’s potentially dilutive securities included unvested stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of March 31, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect, as adjusted to give effect to the reverse stock split:

	As of March 31,
	2026	2025
Options to purchase common stock	897,645	450,104
Common stock warrants	9,809,721	464
Total	10,707,366	450,568

11. SEGMENT REPORTING

The Company operates and manages its business as one reportable and operating segment, which is the business of discovery and development of a diversified portfolio of cell therapy and small molecule product candidates. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. In February 2026, in connection with the Asset Acquisition, Matt Angel was appointed as President and Chief Executive Officer of the Company. Dr. Angel assumed the CODM duties upon his appointment, consistent with the historical performance by the prior CODM Stephen Brady. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance, allocating resources and planning and forecasting future periods.

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

12. ERIGEN ASSETS ACQUISITION AND RELATED TRANSACTIONS

Erigen Assets Acquisition

On February 3, 2026, the Company completed the acquisition of the Erigen Assets under the Asset Purchase Agreement. For more information on the acquired assets, please see Note 1 under “—Acquisition of Erigen Assets.” No employees or tangible operating assets were acquired from the Sellers. As consideration for the Asset Acquisition, the Company issued to Erigen 8,268,495 shares of the Company's common stock.

The Company determined that the Erigen Assets do not meet the definition of a business under ASC 805, Business Combinations, as the Erigen Assets represent inputs without a substantive process or organized workforce. Accordingly, the Asset Acquisition was accounted for as an asset acquisition in accordance with ASC 805-50. Under ASC 805-50, transaction costs are included in the cost of an asset acquisition.

The total cost of the Asset Acquisition was calculated as follows (amounts in thousands, except share and per share amounts):

Shares issued to Erigen	8,268,495
Closing price of common stock on the acquisition date	$2.41
Fair value of shared issued	19,927

Transaction costs	2,253
Total consideration	$22,180

The Erigen Assets are in-process research and development assets with no alternative future use. TPST-2003 and TPST-2206 are autologous CAR-T programs that will require substantial U.S.-specific development activities, including preclinical comparability studies, IND filings, and clinical trials, before they could generate future economic benefits. TPST-3003 and

TPST-3206 are discovery-stage allogeneic programs requiring significant preclinical and clinical development. As the acquired assets have no alternative future use, the cost of the Asset Acquisition was expensed to in-process research and development. Approximately $2.2 million was incurred and expensed as general and administrative expense during the year ended December 31, 2025, prior to the closing of the Asset Acquisition, with the remaining $22.1 million expensed as acquired in-process research and development during the three months ended March 31, 2026. The fair value of the shares issued was recorded as an increase to common stock (at par) and additional paid-in capital on the date of the Erigen Closing.

The Erigen Assets are subject to license and collaboration agreements with Novatim Immune Therapeutics and Factor, under which the Company may be obligated to make future contingent milestone payments upon the achievement of specified development and commercial milestones and to pay royalties on future net product sales. The contingent milestone payments do not meet the definition of a derivative under ASC 815, Derivatives and Hedging, based on applicable scope exceptions and will be recognized when the respective milestones are achieved and the consideration becomes payable. Royalty obligations will be recognized in the period in which the corresponding net product sales occur. As of March 31, 2026, no milestone or royalty payments have been recognized as no milestones have been achieved and no product sales have occurred.

Pursuant to the Asset Purchase Agreement, Factor has made a Funding Commitment. Please see Note 1 under “—Acquisition of Erigen Assets.” As of March 31, 2026, $13.8 million of availability remained under the Funding Commitment.

Warrant Dividend

In connection with the Asset Acquisition, on February 3, 2026, the Company issued warrants to purchase shares of common stock as a dividend to holders of record as of January 30, 2026. Please see Note 1 under “—Warrant Dividend.” Each warrant entitles the holder to purchase one share of common stock at an exercise price of $18.48 per share, is exercisable upon effectiveness of a registration statement covering the underlying shares, and expires on February 3, 2031. The warrants are exercisable only for cash and are subject to a 9.9% beneficial ownership limitation. The Company determined that the warrants meet the criteria for equity classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The fair value of the warrants on the issuance date was determined to be approximately $9.0 million using a Black-Scholes option pricing model and was recorded as a reclassification within stockholders' equity with no impact to the consolidated statement of operations.

Compensation Agreements

In connection with the Asset Acquisition, the Company's Compensation Committee approved severance payments of approximately $1.5 million and success bonuses of approximately $0.8 million to certain officers and employees. These payments were made pursuant to pre-existing employment and success bonus agreements and were recognized as compensation expense during the three months ended March 31, 2026, separate from the acquired in-process research and development expense.

13. RELATED PARTY TRANSACTIONS

Relationship with Factor Bioscience Inc.

Matt Angel, Ph.D., the Company’s Chief Executive Officer and a member of its Board of Directors, is also the majority owner, Chief Executive Officer and chairman of Factor. During the quarter ended March 31, 2026, the Company completed the Asset Acquisition involving Factor. Additional information regarding the Asset Acquisition is included in Note 12. As of March 31, 2026, there were no amounts due to or from Factor included in the accompanying consolidated balance sheets.

In November 2025, Erigen entered into the Factor MSA, which was assigned to the Company in connection with the Closing pursuant to the Asset Purchase Agreement. For additional information regarding the Factor MSA, please see Note 1 under “—Acquisition of Erigen Assets.”

The Company also entered into a private placement financing during the quarter in which Factor invested $0.5 million. Additional information regarding this financing is included in Note 1 under “—Private Placement.”

Advisory Agreement with Andrew Fang

In March 2026, the Board of the Company approved and authorized the execution of an advisory agreement dated April 1, 2026 (the “Advisory Agreement”), with Andrew Fang, who is an immediate family member of the owner of Lotus, a major shareholder of the Company, to provide advisory services to the Company. Pursuant to the Advisory Agreement, Andrew Fang will be paid an hourly rate for services provided.

Services under the arrangement began April 2026. As of March 31, 2026, no amounts were incurred or payable under this arrangement.

14. SUBSEQUENT EVENTS

In April 2026, the Company filed a resale registration statement on Form S-3 with the SEC for the registration and resale of 8,268,495 shares of common stock acquired pursuant to the Asset Purchase Agreement.

In addition, in April 2026, pursuant to the Registration Rights Agreement, the Company filed a resale registration statement on Form S-3 with the SEC covering shares of the Company’s common stock issued in the Private Placement, as well as shares of the Company’s common stock issuable upon exercise of the common warrants and pre-funded warrants issued in the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2026. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings with the SEC.

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

Recent Events

Asset Acquisition

On November 19, 2025, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Erigen LLC, a Delaware limited liability company (“Erigen”), and Factor Bioscience Inc., a Delaware corporation (“Factor” and together with Erigen, “Sellers”), pursuant to which Sellers agreed to sell and transfer to the Company all right, title and interest of Sellers in and to all of the assets primarily related to (a) the autologous BCMA/CD19 dual-targeting CAR T-cell therapy known as TPST-2003, (b) the autologous CD70/CD70 dual-targeting CAR T-cell therapy known as TPST-2206, (c) the allogeneic BCMA/CD19 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as TPST-3003, and (d) the allogeneic CD70/CD70 dual-targeting CAR T-cell therapy with a gene edit in the TRAC locus that inactivates the T cell receptor known as TPST-3206 (collectively referred to herein as the “Assets”), in exchange for an aggregate purchase price of 8,268,495 shares of our common stock issued to Erigen on behalf of both Sellers.

On February 3, 2026, we completed the acquisition of the Assets (the “Closing”) under the Asset Purchase Agreement (the “Asset Acquisition”) and issued to Erigen 8,268,495 shares of our common stock (the “Share Issuance”).

Master Services Agreement

In November 2025, Erigen entered into an Amended and Restated Master Services Agreement with Factor (the “Factor MSA”), which was assigned to the Company on February 3, 2026 in connection with the closing of the Asset Purchase Agreement.

Under the Factor MSA, we are obligated to pay Factor a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

On May 11, 2026, we entered into a letter agreement (the “Letter Agreement”) with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order No. 1, dated March 24, 2026 (the “Work Order”). Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. In addition, Factor agreed to return to the Company a deposit of $0.2 million previously made by the Company under the Work Order, for an interim period subject to certain conditions. The Company agreed to use its best efforts to promptly raise additional funds to further expand the Company’s cash runway.

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

In connection with the Private Placement, we entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we agreed to file registration statements under the Securities Act with the SEC covering the resale of the Shares to be issued in the Private Placement and the shares of our common stock underlying the Common Warrants and Pre-Funded Warrants no later than 15 calendar days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following the date of the Purchase Agreement, and in any event no later than 75 calendar days following the date of the Purchase Agreement in the event of a “full review” by the SEC (the “Effectiveness Date”). The registration statement was filed on April 2, 2026 and declared effective on April 9, 2026.

TPST-2003

Earlier this year, we announced positive interim data from REDEEM-1, including a 100% complete response (“CR”) rate among all six efficacy evaluable patients according to the International Myeloma Working Group (“IMWG”) uniform response criteria, as well as a favorable safety profile, as of the January 31, 2026 data cutoff. In April 2026, we further announced the achievement of a 100% CR rate among all 15 CAR-T-naïve efficacy evaluable patients across two ongoing Phase 1 trials – REDEEM-1 evaluating TPST-2003 in relapsed/refractory multiple myeloma (“rrMM”) (10/10 according to the IMWG uniform response criteria) and POEMS-1 evaluating TPST-2003 in POEMS syndrome (5/5 CRVEGF).

To date, a total of 44 patients have received one infusion of TPST-2003, including 24 patients in a prior Phase 1/2 investigator-initiated trial (“IIT”) evaluating TPST-2003 in rrMM, 13 patients in the ongoing REDEEM-1 trial, and seven patients in the ongoing POEMS-1 trial, representing one of the largest datasets evaluating a CD19/BCMA dual-targeting CAR-T therapy.

The observed safety profile (no Grade ≥3 CRS or ICANS), together with the consistency of responses observed in the REDEEM-1 trial continue to support Tempest’s plan to pursue its objective of meeting with the FDA to discuss initiating a U.S. registrational study later this year.

In April 2026, Tempest’s manufacturing partner, Cincinnati Children’s Applied Gene and Cell Therapy Center (“AGCTC”), took delivery of the TPST-2003 lentiviral vector, a critical component used in the manufacturing of TPST-2003. This milestone supports Tempest’s plans to initiate the first potentially registrational study to evaluate a dual-targeting CAR-T therapy in patients with rrMM, including patients who are experiencing extramedullary disease (“EMD”), later this year.

TPST-2003 is an autologous, dual-targeting CAR-T therapy designed to target both BMCA and CD19. TPST-2003 is being developed for the treatment of rrMM.

Going Concern

As of March 31, 2026, we had cash and cash equivalents totaling $1.8 million compared to $7.7 million as of December 31, 2025. We have incurred operating losses since inception and our accumulated deficit as of March 31, 2026 is $270.1 million. We expect that our existing cash and cash equivalents will fund our projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On February 3, 2026, the Company closed the Asset Acquisition (as defined above). Pursuant to the Asset Purchase Agreement, Factor has made the Funding Commitment (as defined below under “—Liquidity and Capital Resources—Funding Commitment”) to provide the Company with financial support for at least 18 months following the closing of the Asset Acquisition, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by the Company after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter (“FCL”) contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the FCL, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain.

Further, as detailed above under ““—Private Placement,” the Company has undertaken other steps to increase its cash and cash equivalents. On March 20, 2026, the Company entered into a securities purchase agreement for the sale of securities for approximately $2.0 million in gross proceeds (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company.

We will need to continue to rely on additional financing to achieve our business objectives, including pursuant to the Funding Commitment with Factor. As of the date of this report, we have $13.8 million available under the Funding Commitment, however, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the Funding Commitment, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital has been adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions.

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

The largest component of our operating expenses has historically been the investment in research and development activities. We expect research and development expenses will increase in the future as we advance our product candidates into and through clinical trials and pursues regulatory approvals, which may require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up.

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

Acquired In-Process Research and Development Expense

During the first quarter of 2026 we began presenting acquired in-process research and development expense as a separate line item in our consolidated statements of income. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with the Asset Purchase Agreement with Erigen.

For additional information on our accounting for the Asset Purchase Agreement, please see Note 12, to our consolidated financial statements included in this report.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest expense, interest income, and various income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
Operating expenses:
Research and development	$114	$7,627	$(7,513)	(99)%
General and administrative	5,425	3,309	2,116	64%
Acquired in-process research and development	22,180	—	22,180	100%
Loss from operations	(27,719)	(10,936)	16,783	153%
Other income (expense), net:
Interest expense	—	(161)	161	100%
Interest income and other income (expense), net	23	237	(214)	(90)%
Total other income (expense), net	23	76	(53)	(70)%
Provision for income taxes	—	—	—	0%
Net loss	$(27,696)	$(10,860)	$16,836	155%

Research and development

The following table shows our research and development expenses by program for the three months ended March 31, 2026 and 2025:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
TPST-1120	$40	$4,218	$(4,178)	(99)%
Preclinical and other	19	577	(558)	(97)%
Total candidate specific research costs	59	4,795	(4,736)	(99)%
Personnel and other costs	10	2,181	(2,171)	(100)%
Stock-based compensation and depreciation	45	651	(606)	(93)%
Total research and development expenses	$114	$7,627	$(7,513)	(99)%

Research and development expenses decreased by $7.5 million to $0.1 million for the three months ended March 31, 2026, compared to three months ended March 31, 2025, which was primarily attributable to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives initiated in April 2025 and resulting in the Asset Acquisition completed in February 2026.

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
Research and development outside services	$42	$4,292	$(4,250)	(99)%
Compensation expense	3	1,640	(1,637)	(100)%
Stock-based compensation expense	3	589	(586)	(99)%
Consulting and professional services	13	488	(475)	(97)%
Other expenses	53	618	(565)	(91)%
Total research and development expense	$114	$7,627	$(7,513)	(99)%

General and administrative

General and administrative expenses increased by $2.1 million to $5.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily related to one-time costs resulting from the Asset Acquisition completed in February 2026.

Other income (expense), net

For the three months ended March 31, 2026, no interest expense was incurred related to the loan with Oxford Finance LLC (“Oxford,” and such loan the “Oxford Loan”), compared to $0.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, interest income was $23 and $0.4 million, respectively. The Oxford Loan was repaid in full and terminated in accordance with its terms in April 2025.

Liquidity and Capital Resources

Overview

Since inception through March 31, 2026, our operations have been financed primarily by proceeds from the sale of our common stock, warrants to purchase common stock and issuance of debt. As of March 31, 2026, we had $1.8 million in cash and cash equivalents and an accumulated deficit of $270.1 million.

Our lack of operating revenue or cash inflows and our cash resources at March 31, 2026 raise substantial doubt as to our ability to continue as a going concern. See “—Funding Requirements” below for additional information on our future capital needs.

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

At-the-Market Offering

We have entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). On June 11, 2025, in connection with the June RDO (as defined below) we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the three months ended March 31, 2026, the Company has not sold any shares, pursuant to the ATM Program.

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

Registered Direct Offerings

On June 11, 2025, we sold an aggregate of 405,000 shares of our common stock pre-funded warrants to purchase 334,000 shares of our common stock in a registered direct offering (the “June RDO”). The offering price was $6.25 per share of common stock and $6.249 per pre-funded warrant, which is the price of each share of common stock sold in the offering, minus the $0.001 exercise price per pre-funded warrant. The net proceeds from the RDO were approximately $4.1 million, after deducting placement agent fees and estimated offering expenses payable by us. As of March 31, 2026, all pre-funded warrants related to the June RDO had been exercised.

On November 24, 2025, we sold an aggregate of 487,000 shares of our common stock, pre-funded warrants to purchase 685,414 shares of our common stock and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying Common Warrant was $3.625. The combined purchase price of each pre-funded warrant and accompanying Common Warrant was $3.624 (equal to the combined purchase price per share of common stock and accompanying Common Warrant, minus $0.001). The exercise price of each Common Warrant is $3.50 per share. The net proceeds from the November RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by us. As of March 31, 2026, all pre-funded warrants related to the November RDO had been exercised.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(7,598)	$(8,036)
Cash used in investing activities	—	—
Cash provided by (used in) financing activities	1,696	(721)
Net decrease in cash and cash equivalents	$(5,902)	$(8,757)

Cash flows used in operating activities

Cash used in operating activities for the three months ended March 31, 2026 was $7.6 million, consisting of a net loss of $27.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $20.5 million, plus changes in operating assets and liabilities of $0.4 million.

Cash used in operating activities for the three months ended March 31, 2025 was $8.0 million, consisting of a net loss of $10.9 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $1.8 million, plus changes in operating assets and liabilities of $1.1 million.

Cash flows used in investing activities

Cash used in investing activities for the three months ended March 31, 2026 and 2025 was related to purchases of property and equipment, primarily related to laboratory and computer equipment.

Cash flows provided by financing activities

Cash used in financing activities for the three months ended March 31, 2026 was related to proceeds from the issuance of common stock, pre-funded warrants and common stock warrants of $1.7 million.

Cash provided by financing activities for the three months ended March 31, 2025 was related to Oxford loan principal payments of $2.2 million, offset by proceeds from the issuance of common stock of $1.4 million.

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

Material Cash Requirements

Our material cash requirements primarily relate to our operating leases for office space, trade payables, and accrued expenses. As of March 31, 2026, we have $3.3 million payable within 12 months, including $1.2 million related to the Brisbane Lease. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with Factor and Novatim. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of approximately $1.98 billion upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

In November 2025, Erigen entered into the Factor MSA, which was assigned to us in connection with the Closing pursuant to the Asset Purchase Agreement. Under the Factor MSA, we are obligated to pay Factor a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. We can terminate the Factor MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if Factor breaches the Factor MSA or any work order, as the case may be, and does not fully cure the breach to our satisfaction within 30 days. Upon termination any work order, unless the applicable work order expressly provides otherwise, we will pay Factor fees for all services performed and reimburse Factor for all authorized, non-cancellable expenses reasonably incurred in connection with such services prior to termination.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2025. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer & Head of Corporate Strategy (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer & Head of Corporate Strategy have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC on March 30, 2026.

There is substantial doubt regarding our ability to continue as a going concern. We will require significant additional funding to finance our operations, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or our operations.

Our existing cash and cash equivalents of $1.8 million as of March 31, 2026 is expected to fund our operations through less than 12 months from the date our consolidated financial statements are available to be issued.

We have finite cash resources available to fund our operations. On February 3, 2026, we closed the Asset Acquisition. For more information regarding the Asset Acquisition see “—Recent Events—Asset Acquisition.” Pursuant to the Asset Purchase Agreement, we entered into an FCL with Factor, which provides us with financial support for at least 18 months following the closing of the Asset Acquisition, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions set forth in the FCL. As of the date of this report, we have $13.8 million available under the FCL. There is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the FCL, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the FCL or we may not be able to access any funds under the FCL. The timing of any additional funding from Factor is uncertain.

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

These conditions raise substantial doubt about our ability to continue as a going concern. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about our ability to continue as a going concern. There can be no assurances that we will be able to secure additional financing. If we are unable to access funding under the FCL or secure additional financing, we may be required to wind down our operations due to insufficient cash resources, and our stockholders will lose their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

In November 2025, Erigen entered into the Factor MSA, which was assigned to the Company on February 3, 2026 in connection with the closing of the Asset Purchase Agreement. Under the Factor MSA, we are obligated to pay Factor a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.

On May 11, 2026, we entered into the Letter Agreement with Factor relating to certain payment obligations of the Company under the Factor MSA and the Work Order. Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. In addition, Factor agreed to return to the Company a deposit of $0.2 million previously made by the Company under the Work Order in the interim period subject to certain conditions. The Company agreed to use its best efforts to promptly raise additional funds to further expand the Company’s cash runway.

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of Pre-Funded Warrant	8-K	001-35890	4.1	3/23/2026
4.2	Form of Common Warrant	8-K	001-35890	4.2	3/23/2026
10.1	Form of Securities Purchase Agreement	8-K	001-35890	10.1	3/23/2026
10.2	Form of Registration Rights Agreement	8-K	001-35890	10.2	3/23/2026
10.3	Funding Commitment Letter					X
10.4	Waiver Letter Agreement					X
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

Date: May 14, 2026