Form 10-Q
period 2026-06-30
Tempest Therapeutics, Inc.
filed 2026-08-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2026 was 15,979,411.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: whether we are successful in implementing our strategic review (which includes our plans to advance our clinical-stage programs and maximize stockholder value); our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; unexpected safety or efficacy data observed during preclinical or clinical trials; the possibility that results from prior clinical trials and preclinical studies may not necessarily be predictive of future results; past results may not be indicative of future results; clinical trial site activation or enrollment rates that are lower than expected; our ability to retain and hire qualified directors, senior management, and other personnel, the effects of the loss of directors, senior management or key personnel or the ineffective transition of new management; changes in expected or existing competition; changes in the regulatory environment; risks relating to volatility and uncertainty in the capital markets for biotechnology companies; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; unexpected litigation or other disputes; our expectations regarding our ability to obtain, maintain and enforce our intellectual property rights for our product candidates and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others; our ability to continue as a going concern absent access to sources of liquidity, as well as our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;our ability to maintain compliance with the Nasdaq listing standards; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our expectations regarding the benefits and expected synergies of the Asset Acquisition (as defined below);
•
Tempest’s collaboration with Senlang (as defined below) and the advancement, development, design and potential benefits of TPST-4003, as well as the planned investigator-initiated trial of TPST-4003, including the expected patient population, indications, number of patients, timing of first patient enrollment and dosing, expected assessments and anticipated timing and nature of initial and interim clinical data;
•
our new strategy and the potential benefits thereof, as well as our ability to achieve our operational plans;
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
•
our ability to maintain compliance with the Nasdaq listing standards;
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
•
our ability to retain and hire directors, senior management, or operational personnel;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$779	$7,707
Prepaid expenses and other current assets	918	562
Total current assets	1,697	8,269
Property and equipment — net	486	605
Operating lease right-of-use assets	6,949	7,540
Other noncurrent assets	501	517
Total assets	$9,633	$16,931
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,995	$1,038
Accrued expenses	715	937
Current operating lease liabilities	1,287	1,192
Accrued compensation	453	147
Total current liabilities	4,450	3,314
Operating lease liabilities, less current portion	6,273	6,949
Total liabilities	10,723	10,263
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,979,411 and 4,927,161 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16	5
Additional paid-in capital	274,210	240,031
Accumulated deficit	(275,316)	(233,368)
Total stockholders’ equity (deficit)	(1,090)	6,668
Total liabilities and stockholders’ equity (deficit)	$9,633	$16,931

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,819	$3,871	$1,933	$11,498
General and administrative	3,431	4,095	8,856	7,404
Acquired in-process research and development	—	—	22,180	—
Loss from operations	(5,250)	(7,966)	(32,969)	(18,902)
Other income (expense), net:
Interest expense	—	(46)	—	(207)
Interest income and other income (expense), net	6	142	29	379
Total other income (expense), net	6	96	29	172
Provision for income taxes	—	—	—	—
Net loss	$(5,244)	$(7,870)	$(32,940)	$(18,730)
Net loss per share of common stock, RSUs and pre-funded warrants, basic and diluted	$(0.34)	$(2.07)	$(2.52)	$(5.17)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted(1)	15,223,972	3,802,956	13,089,640	3,621,329

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE — December 31, 2025	4,927,161	$5	$240,031	$(233,368)	$6,668
Issuance of common stock in consideration of acquisition	8,268,495	8	19,919	—	19,927
Issuance of common stock for cash (net of issuance costs of $30)	231,482	—	170	—	170
Issuance of pre-funded warrants (net of issuance cost of $61)	—	—	340	—	340
Issuance of common stock warrants (net of issuance cost of $136)	—	—	762	—	762
Issuance of common stock to related parties for cash (net of issuance costs of $30)	231,482	—	170	—	170
Issuance of common stock warrants to related parties (net of issuance cost of $45)	—	—	254	—	254
Common stock warrant dividend	—	—	9,008	(9,008)	—
Exercise of pre-funded warrants	685,414	1	—	—	1
Stock-based compensation	—	—	226	—	226
Net loss	—	—	—	(27,696)	(27,696)
BALANCE — March 31, 2026	14,344,034	$14	$270,880	$(270,072)	$822
Issuance of common stock for warrant inducement (net of issuance costs of $289)	1,172,414	1	1,737	—	1,738
Exercise of pre-funded warrants	462,963	1	—	—	1
Stock-based compensation	—	—	(117)	—	(117)
Contribution of services from related party	—	—	1,710	—	1,710
Net loss	—	—	—	(5,244)	(5,244)
BALANCE — June 30, 2026	15,979,411	$16	$274,210	$(275,316)	$(1,090)

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $84)	133,521	1	1,443	—	1,444
Stock-based compensation	—	—	1,389	—	1,389
Issuance of common stock under equity plan awards	3,649	—	34	—	34
Net loss	—	—	—	(10,860)	(10,860)
BALANCE — March 31, 2025	3,519,602	$4	$229,095	$(217,966)	$11,133
Issuance of common stock for cash (net of issuance costs of $319)	584,253	—	3,570	—	3,570
Stock-based compensation	—	—	1,092	—	1,092
Issuance of pre-funded warrants, (net of issuance costs of $230)	334,000	—	1,858	—	1,858
Net loss	—	—	—	(7,870)	(7,870)
BALANCE — June 30, 2025	4,437,855	$4	$235,615	$(225,836)	$9,783

(1) Shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(32,940)	$(18,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	120	135
Stock-based compensation expense	109	2,481
Non-cash lease expense	591	539
Non-cash interest and other expense, net	—	76
Research and development expense funded by related party contribution of services	1,710	—
Acquired in-process research and development	19,927	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(340)	339
Accounts payable	957	2,266
Accrued expenses and other liabilities	70	(3,166)
Interest payable	—	(59)
Operating lease liabilities	(581)	(348)
Cash used in operating activities	(10,377)	(16,467)
Investing activities:
Purchase of property and equipment	—	—
Cash used in investing activities	—	—
Financing activities:
Proceeds from the issuance of common stock, pre-funded warrants and common stock warrants, net of issuance costs	3,025	6,871
Proceeds from the issuance of common stock and common stock warrants to related party, net of issuance costs	424	—
Repayment of loan	—	(6,426)
Proceeds from the issuance of common stock under equity plan awards	—	34
Cash provided by financing activities	3,449	479
Net decrease in cash, cash equivalents and restricted cash	(6,928)	(15,988)
Cash, cash equivalents and restricted cash at beginning of period	8,150	30,711
Cash, cash equivalents and restricted cash at end of period	$1,222	$14,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$192
Cash paid for business taxes	$65	$22

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics is a clinical-stage biotechnology company developing a pipeline of advanced CAR-T product candidates to treat cancer and autoimmune indications. Tempest is headquartered in Brisbane, California.

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

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of June 30, 2026, the Company had $0.8 million of cash and cash equivalents. While the Company implemented cost reductions in 2025, the Company has finite cash resources available to fund its operations.

In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its clinical-stage programs and maximize stockholder value. The Company retained MTS Health Partners, L.P., a financial advisor with experience in the biotechnology industry, to support the strategic evaluation process. In connection with these efforts and related cost-reduction measures, the Company reduced its workforce by 21 of 26 full-time employees, effective April 30, 2025. On June 5, 2025, Stephen Brady, the Company’s then-Chief Executive Officer and President, Samuel Whiting, the Company’s then-Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s then-Chief Financial Officer and Head of Corporate Strategy, transitioned to consulting arrangements with the Company and continued to serve in their respective executive roles at that time. The Company incurred $3.2 million of one-time cash severance payments, benefits and other related costs, excluding non-cash charges associated with stock-based compensation, with the majority of such costs incurred during the second quarter of 2025. In June 2026, the Company further reduced its workforce by one of four full-time employees, supported by external consultants and service providers.

On February 3, 2026, the Company closed the Asset Acquisition (as defined below). Pursuant to the Asset Purchase Agreement (as defined below), Factor (as defined below) has made the Funding Commitment (as defined below) to provide the Company with financial support until the earlier to occur of (i) 18 months following the closing of the Asset Acquisition and (ii) the receipt by the Company of at least $20.0 million in gross proceeds from the sale of its equity or debt securities, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by the Company after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the funding commitment letter, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain. As of June 30, 2026, $11.8 million of availability remained under the Funding Commitment.

Further, as detailed below under “Private Placement and “Registered Direct Offering and Warrant Inducement,” the Company has undertaken other steps to increase its cash and cash equivalents. On March 20, 2026, the Company entered into a securities purchase agreement for the sale of securities for approximately $2.0 million in gross proceeds (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of Common Warrants issued thereunder), before deducting placement agent fees and other offering expenses payable by the Company. On May 28, 2026, the Company further entered into a warrant exercise and inducement letter agreement with the holder of certain existing warrants originally issued in November 2025, for the exercise of existing warrants at a reduced exercise price of $1.73 per share, resulting in gross proceeds to the Company of approximately $2.0 million (excluding up to approximately $4.2 million of aggregate gross proceeds that may be received in the future upon the cash exercise of new warrants issued in connection therewith).

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

Pursuant to the Asset Purchase Agreement, Factor has made a funding commitment (the “Funding Commitment”) to provide the Company with financial support until the earlier to occur of (i) 18 months following the Erigen Closing and (ii) the receipt by the Company of at least $20.0 million in gross proceeds from the sale of its equity or debt securities, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter contemplated by and entered into concurrently with the Asset Purchase Agreement.

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

In March 2026 the Board of the Company approved and authorized the execution of Work Order No. 1 under the Factor MSA for R&D services beginning April 2026. Under this agreement, the Company is committed to pay Factor for services through March 31, 2027. In April 2026, the Company paid Factor a deposit of $0.4 million under Work Order No. 1 of the Factor MSA primarily related to the clinical advancement of TPST-2003.

On May 12, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order No. 1 (the “Work Order”). Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. Accordingly, as of June 30, 2026, no amounts were payable under this arrangement, although approximately $1.7 million of research and development expense was incurred under Work Order No. 1 during the three and six months ended June 30, 2026.

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

The Series A Warrants became exercisable on June 18, 2026, the effective date of the Stockholder Approval (the “Stockholder Approval Date”) and have a term of five years from such date. The Series B Warrants became exercisable on the Stockholder Approval Date and have a term of twenty-four months thereafter. The Common Warrants have an exercise price of $2.16 per share.

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company’s public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of the three and six months ended June 30, 2026, the Company has not sold any shares, pursuant to the ATM Program.

Registered Direct Offering and Warrant Inducement

On November 24, 2025, the Company sold an aggregate of 487,000 shares of the Company’s common stock, pre-funded warrants to purchase 685,414 shares of its common stock (the “November 2025 Pre-Funded Warrants”) and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “November 2025 Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying November 2025 Common Warrant was $3.625. The combined purchase price of each November 2025 Pre-Funded Warrants and accompanying November 2025 Common Warrants was $3.624 (equal to the combined purchase price per share of common stock and accompanying November 2025 Common Warrant, minus $0.001). The exercise price of the November 2025 Common Warrants is $3.50 per share. The net proceeds from the November RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by the Company. As of June 30, 2026, all November 2025 Pre-Funded Warrants had been exercised.

On May 28, 2026, the Company entered into an inducement agreement with the holder of the November 2025 Common Warrants, which were exercisable for 1,172,414 shares of common stock at an exercise price of $3.50 per share and were classified within stockholders' equity (deficit). To induce the holder to exercise the November 2025 Common Warrants for cash, the Company reduced the exercise price of the November 2025 Common Warrants to $1.73 per share and agreed to issue to the holder new warrants to purchase up to 2,344,828 shares of common stock at an exercise price of $1.73 per share (the “New Warrants”). The holder exercised the November 2025 Common Warrants in full for aggregate gross proceeds of approximately $2.0 million.

The reduction of the exercise price of the November 2025 Common Warrants and the issuance of the New Warrants were undertaken to induce the cash exercise of the November 2025 Common Warrants and thereby raise equity capital. The Company measured the effect of the modification as the increase in fair value resulting from the modification using a Black-Scholes option pricing model, comprising the $2.0 million fair value of the New Warrants, measured as of the May 29, 2026 issuance date, and the $0.4 million incremental fair value of the November 2025 Common Warrants attributable to the reduction in exercise price, measured as of the May 28, 2026 modification date, for a total of $2.4 million. In accordance with ASC 815-40-35-17 and ASC 340-10-S99-1, the Company accounted for this amount as an equity issuance cost recorded as a reduction of additional paid-in capital, offset by the recognition of the New Warrants within additional paid-in capital. The modification resulted in no net change to total stockholders equity (deficit)and no charge to net loss or to net loss attributable to common stockholders. As of June 30, 2026, no November 2025 Common Warrants remained outstanding. The New Warrants became exercisable upon receipt of stockholder approval under applicable Nasdaq rules and will expire on May 29, 2028. In June 2026, pursuant to a registration rights agreement entered into in connection with the May 2026 warrant exercise inducement transaction, the Company filed a resale registration statement on Form S-3 with the SEC covering up to 2,426,897 shares of the Company’s common stock issuable upon exercise of the New Warrants and the placement agent warrants issued in connection with the transaction. The registration was declared effective on July 7, 2026.

In connection with the transaction, the Company issued to the placement agent warrants to purchase 82,069 shares of common stock at an exercise price of $2.1625 per share (the “Placement Agent Warrants”), with a grant-date fair value of $0.1 million, recorded as an equity issuance cost and a corresponding increase to additional paid-in capital, with no net effect on total stockholders' equity (deficit).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2026. There have been no material changes to the significant accounting policies during the six months ended June 30, 2026.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development accruals, recoverability of long-lived assets, right-of-use assets, lease obligations, stock-based compensation, the valuation of warrants and other equity-linked instruments, and income taxes uncertainties and valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$779	$—	$—	$779
Total	$779	$—	$—	$779

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,707	$—	$—	$7,707
Total	$7,707	$—	$—	$7,707

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$493	$196
Prepaid research and development costs	8	11
Other current assets	417	355
Total	$918	$562

Property and equipment, net, consists of the following:

	June 30, 2026	December 31, 2025
Computer equipment and software	$151	$151
Furniture and fixtures	263	263
Lab equipment	1,446	1,446
Leasehold improvements	198	198
Property and equipment	2,058	2,058
Less accumulated depreciation	(1,572)	(1,453)
Property and equipment—net	$486	$605

Depreciation expense for the three and six months ended June 30, 2026 was $59 and $120, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $67 and $135, respectively.

Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued other liabilities	$662	$627
Accrued clinical trial liability	53	310
Total	$715	$937

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into an 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of June 30, 2026 and December 31, 2025, the balance of the operating lease right of use assets were $6,949 and $7,540, respectively, and the related operating lease liabilities were $7,560 and $8,141, respectively, as shown in the accompanying consolidated balance sheets.

Rent expense was $482 and $968 for the three and six months ended June 30, 2026, respectively. Rent expense was $486 and $973 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, future minimum lease payments under the Company's operating lease liabilities were as follows:

Year Ending	Total Commitment
2026 (excluding six months ended June 30, 2026)	$963
2027	1,994
2028	2,064
2029	2,136
2030	2,210
Total minimum lease payments	9,367
Less: imputed interest	(1,807)
Present value of operating lease obligations	7,560
Less: current portion	(1,287)
Noncurrent operating lease obligations	$6,273

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets as of June 30, 2026.

6. LOAN PAYABLE

On April 8, 2025, the Company repaid in full all outstanding obligations under its Loan Agreement with Oxford Finance LLC (the "Lender" or "Oxford"), including accrued interest and applicable exit fees, using cash on hand. In connection with the repayment, the Company paid an aggregate of approximately $3.5 million, including an exit fee of approximately $0.6 million. The Loan Agreement was terminated in accordance with its terms, and all liens and security interests granted thereunder were released.

As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings or other obligations under the Loan Agreement.

7. STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of June 30, 2026 and 2025. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no cash dividends declared to date. The holders of each share of common stock are entitled to one vote and the holders of each share of Series A Preferred Stock, if issued, are entitled to 1,000 votes. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company's common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2026, the common stock reserved for issuance was increased by 197,086 shares. As of June 30, 2026, there were 1,304,070 shares available for future grant under the 2023 Plan. In addition, on January 27, 2026, the Company's stockholders approved the amendment to increase the number of shares issuable under the 2023 Plan by 1,410,000 shares of common stock.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 88,461 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of June 30, 2026, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

As of June 30, 2026, 107,069 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and six months ended June 30, 2026, no shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the six months ended June 30, 2026 and 2025:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2025	450,104	$64.44
Granted	497,541	2.08
Exercised	—	—
Cancelled and forfeited	(147,743)	2.61
Balance—June 30, 2026	799,902	$36.81

Balance—December 31, 2024	320,013	$86.06
Granted	130,091	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—June 30, 2025	450,104	$64.44

The following table summarizes information about stock options outstanding at June 30, 2026:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	799,902	4.61	$36.81	$—
Vested and expected to vest	799,902	4.61	$36.81	$—
Exercisable	441,391	0.53	$64.20	$—

During the six months ended June 30, 2026 and 2025, the Company granted employees and non-employees stock options to purchase 497,541 and 130,091 shares of common stock, respectively, with a weighted-average grant date fair value of $1.89 and $11.20 per share, respectively. As of June 30, 2026 and 2025, total unrecognized compensation costs related to unvested employee stock options were $860 and $512, respectively. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years and 2.0 years, respectively. The fair value of stock options vested was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the six months ended June 30, 2026 and 2025:

	2026	2025
Expected term (in years)	6.1	6.0
Expected volatility	135% - 152%	115% - 116%
Risk-free interest rate	4.0%	4.4%
Dividends	—%	—%

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatility of the Company's common stock and the historical volatilities of a group of industry peers. For grants made during the three months ended March 31, 2026, the Company weighted its own historical volatility and peer volatility 25% and 75%, respectively. For grants made during the three months ended June 30, 2026, the Company weighted these inputs 50% and 50%, respectively. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.

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

The above modifications to current and former employees stock options grants resulted in modification accounting under ASC 718, Compensation – Stock Compensation. As a result, the Company recognized approximately $0.1 million of stock compensation expense during the three months ended March 31, 2026 and $0.8 million of stock compensation expense during the year ended December 31, 2025. For vested awards with no future service period required to be provided, the expense was measured on the modification date by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified with immediate expense recognition. For unvested awards with no future service period required to be provided, the Company reversed any stock compensation expense previously recognized, remeasured the fair value of the modified award and immediately recognized stock compensation expense on the modification date. For stock options that were further modified to extend the post-termination exercise period upon termination of continuous service, the Company measured the expense by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The fair value of those awards included a reduction to the share price for the fair value of the warrant dividend as the holders of the modified stock options were not participants in the warrant dividend. For certain awards held by two of the Company's former executive officers that were deemed to be deeply out-of-the-money, the modification established a derived service period. A portion of the related incremental compensation cost was recorded as stock-based compensation expense in the fourth quarter of 2025, with the remainder initially attributed over the derived service period.

During the six months ended June 30, 2026, the Company's former President and Chief Executive Officer and former Chief Financial Officer separated from the Company. The former President and Chief Executive Officer stepped down from his executive position on February 3, 2026 but continued to provide service to the Company as a member of the Board of Directors until his resignation from the Board on May 22, 2026. The former Chief Financial Officer separated from the Company on June 5, 2026. Because the derived service period associated with their out-of-the-money modified awards was not completed as of their respective separation dates, the previously recognized incremental compensation cost related to those awards was reversed during the three months ended June 30, 2026, and no further incremental compensation cost will be recognized. The reversal totaled approximately $0.2 million and reduced stock-based compensation expense within general and administrative expense for the three and six months ended June 30, 2026.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2	$380	$5	$970
General and administrative	(119)	712	104	1,511
Total	$(117)	$1,092	$109	$2,481

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and six months ended June 30, 2026, the Company contributed $16 and $32 to the 401(k) Plan, respectively. During the three and six months ended June 30, 2025, the Company contributed $35 and $115 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,244)	$(7,870)	$(32,940)	$(18,730)
Denominator:
Weighted-average common shares outstanding	15,223,972	3,802,956	13,089,640	3,621,329
Weighted-average shares used in computing basic and diluted net loss per share	15,223,972	3,802,956	13,089,640	3,621,329
Net loss per share attributable to common stockholders—basic and diluted	$(0.34)	$(2.07)	$(2.52)	$(5.17)

As of June 30, 2026 and 2025, the Company’s potentially dilutive securities included outstanding stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The issuance of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of June 30, 2026 and 2025, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect, as adjusted to give effect to the reverse stock split:

	As of June 30,
	2026	2025
Options to purchase common stock	799,902	450,104
Common stock warrants	11,064,204	464
Total	11,864,106	450,568

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The CODM monitors the Company's cash and cash equivalents as reported on the Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the financial statements and notes to financial statements.

12. ERIGEN ASSETS ACQUISITION AND RELATED TRANSACTIONS

Erigen Assets Acquisition

On February 3, 2026, the Company completed the acquisition of the Erigen Assets under the Asset Purchase Agreement. For more information on the acquired assets, please see Note 1 under “Acquisition of Erigen Assets.” No employees or tangible operating assets were acquired from the Sellers. As consideration for the Asset Acquisition, the Company issued to Erigen 8,268,495 shares of the Company's common stock.

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

The Erigen Assets are subject to license and collaboration agreements with Novatim Immune Therapeutics and Factor, under which the Company may be obligated to make future contingent milestone payments upon the achievement of specified development and commercial milestones and to pay royalties on future net product sales. The contingent milestone payments do not meet the definition of a derivative under ASC 815, Derivatives and Hedging, based on applicable scope exceptions and will be recognized when the respective milestones are achieved and the consideration becomes payable. Royalty obligations will be recognized in the period in which the corresponding net product sales occur. As of June 30, 2026, no milestone or royalty payments have been recognized as no milestones have been achieved and no product sales have occurred.

Pursuant to the Asset Purchase Agreement, Factor has made a Funding Commitment. Please see Note 1 under “—Acquisition of Erigen Assets.” As of June 30, 2026, $11.8 million of availability remained under the Funding Commitment.

Warrant Dividend

In connection with the Asset Acquisition, on February 3, 2026, the Company issued warrants to purchase shares of common stock as a dividend to holders of record as of January 30, 2026. Please see Note 1 under “—Warrant Dividend.” Each warrant entitles the holder to purchase one share of common stock at an exercise price of $18.48 per share, is exercisable upon effectiveness of a registration statement covering the underlying shares, and expires on February 3, 2031. The warrants are exercisable only for cash and are subject to a 9.9% beneficial ownership limitation. The Company determined that the warrants meet the criteria for equity classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The fair value of the warrants on the issuance date was determined to be approximately $9.0 million using a Black-Scholes option pricing model and was recorded as a reclassification within stockholders equity (deficit) with no impact to the consolidated statement of operations.

Compensation Agreements

In connection with the Asset Acquisition, the Company's Compensation Committee approved severance payments of approximately $1.5 million and success bonuses of approximately $0.8 million to certain officers and employees. These payments were made pursuant to pre-existing employment and success bonus agreements and were recognized as compensation expense during the six months ended June 30, 2026, separate from the acquired in-process research and development expense.

13. RELATED PARTY TRANSACTIONS

Relationship with Factor Bioscience Inc.

Dr. Matt Angel, Ph.D., the Company’s President and Chief Executive Officer and a member of its Board of Directors, is also the majority owner, Chief Executive Officer, and chairman of Factor Bioscience LLC. Factor is a wholly-owned subsidiary of Factor Bioscience LLC. On February 3, 2026, the Company completed the Asset Purchase Agreement with Erigen and Factor, pursuant to which the Sellers agreed to sell and transfer to the Company all right, title, and interest in and to the Erigen Assets in exchange for an aggregate purchase price of 8,268,495 shares of our common stock, issued to Erigen on behalf of both Sellers. Erigen is a limited liability company and an affiliate of Factor. At the Erigen Closing, we issued 8,268,495 shares of our common stock to Erigen, resulting in Dr. Angel and Lotus Capital BVI Limited (“Lotus”) holding approximately 37% and 26% of our common stock, respectively, immediately following the Erigen Closing.

In November 2025, Erigen entered into an Amended and Restated License and Collaboration Agreement (the “Restated Factor License Agreement”) with Factor, which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. Pursuant to the Restated Factor License Agreement, we are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory. We are obligated to pay Factor Bioscience Limited, a wholly-owned subsidiary of Factor, up to $40 million in total upon achievement of certain development milestones for the programs and up to $620 million in total upon achievement of certain commercial milestones for the programs. In addition, we are required to pay Factor Bioscience Limited mid-single digit to high-teens royalties on net sales of licensed products on a country-by-country and licensed product-by-licensed product basis until expiration of the last to expire valid claim of certain licensed patents covering such licensed product in such country, subject to certain customary reductions, and low-to-mid double digit sublicense fees.

Further. in November 2025, Erigen entered into the Factor MSA, which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. In March 2026, the Board of Directors of the Company approved and authorized the execution of the Work Order under the Factor MSA for R&D services beginning April 2026. Under this agreement, the Company committed to pay Factor for services through March 31, 2027, primarily related to the clinical advancement of TPST-2003, TPST-3003, and TPST-4003. In April 2026, the Company paid Factor a deposit of $0.4 million under the Work Order of the Factor MSA, recorded to prepaid expenses and other current assets, to be applied to the final invoice under the Work Order.

On May 12, 2026, the Company entered into the Letter Agreement with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order. Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. Because Factor is a related party of the Company and the waiver was provided by an entity controlled by a principal stockholder of the Company to furnish capital to the Company, the $2.1 million waiver has been accounted for as a capital contribution. Accordingly, $1.7 million of services rendered under the Work Order through June 30, 2026 were recorded to research and development expense and additional paid-in capital, with no amounts payable by the Company to Factor. The remaining $0.4 million of services to be waived under the Letter Agreement will be recorded as research and development expenses and additional paid-in capital in the periods in which the related research and development services will be performed. No gain or other income was recognized in connection with the waiver.

In addition, under the Letter Agreement, Factor agreed to return to the Company $0.2 million of the previous deposit made by the Company under the Work Order. As of June 30, 2026, Factor had not returned that amount. Under the terms of the Letter Agreement, the Company is required to repay the $0.2 million upon raising aggregate gross proceeds of at least $5.0 million through a capital raise transaction. As of June 30, 2026, this repayment obligation remained contingent upon that financing condition, and approximately $0.4 million of the deposit, including the $0.2 million not yet returned, remained outstanding and continues to be classified as prepaid expenses and other current assets. As of June 30, 2026, other than the approximately $0.4 million deposit paid under the Work Order, there were no amounts due to or from Factor related to the Factor MSA and Work Order in the accompanying consolidated balance sheets.

Further, pursuant to the Asset Purchase Agreement, Factor has made the Funding Commitment to provide the Company with financial support as further disclosed in Note 1 under “—Acquisition of Erigen Assets.” As of June 30, 2026, $11.8 million of availability remained under the Funding Commitment, with no amounts due to or from Factor related to the Funding Commitment in the accompanying consolidated balance sheets.

The Company also entered into a private placement financing in March 2026, further disclosed in in Note 1 under “—Private Placement.” Pursuant to the Purchase Agreement, we sold an aggregate of 231,482 Shares, 231,482 Series A Warrants and 231,482 Series B Warrants to Factor in exchange for $0.5 million, before deducting placement agent fees and other offering expenses payable by us.

Legal Fee Settlement

Prior to the Erigen Closing, Erigen incurred approximately $0.4 million of legal fees with Wilson Sonsini Goodrich & Rosati (“WSGR”), which serves as intellectual property counsel to both the Company and Factor, in connection with due diligence and other matters predating the Asset Acquisition. These fees were not liabilities assumed by the Company under the Asset Purchase Agreement, and the Company had no contractual or legal obligation to pay them. In April 2026, WSGR redirected the outstanding invoices to the Company and requested payment. Because Erigen is affiliated with Factor, a related party of the Company, this matter was reviewed and approved by the Audit Committee of the Board of Directors as a related party transaction. In June 2026, the Company’s management agreed to settle the invoices on Erigen’s behalf in order to preserve the Company’s ongoing relationship with WSGR.

Because the obligation was not assumed under the Asset Purchase Agreement, was not required to complete the Erigen Closing, and resulted from a discretionary decision made after the Erigen Closing, the Company recognized the $0.4 million settlement as general and administrative expense during the three and six months ended June 30, 2026. The $0.4 million was recorded in accounts payable as of June 30, 2026.

Advisory Agreement with Andrew Fang

In March 2026, the Board of the Company approved and authorized the execution of an advisory agreement dated April 1, 2026 (the “Advisory Agreement”), with YQ Advisors Limited (“YQ”) pursuant to which YQ will provide various business development and corporate development activities to us at an hourly rate of (i) $1,250 for services provided by Andrew Fang and (ii) $250 for services provided by other YQ service providers, up to a maximum aggregate amount of $720,000 per year. The agreement has a term of 12 months, unless extended by mutual written agreement of the parties. Mr. Fang is the son of Bangxia Yang, the beneficial owner of Lotus, a greater than 5% holder of our common stock.

Services under the arrangement began April 2026. During the three months ended June 30, 2026, the Company incurred $0.2 million in advisory fees as general and administrative expense under the Advisory Agreement. As of June 30, 2026, $0.1 million had been paid and $0.1 million remained in accounts payable.

14. SUBSEQUENT EVENTS

Next-Generation In Vivo CAR-T Platform and TPST-4003 Clinical Plan

On July 15, 2026, the Company announced details of its next-generation in vivo CAR-T platform, CD7-tLNP, and its plans to advance TPST-4003, its lead in vivo CAR-T product candidate, into a first investigator-initiated clinical trial (the “IIT”) in patients with nervous system autoimmune diseases, initially focusing on myasthenia gravis and multiple sclerosis. TPST-4003 combines the Company’s CD7-targeted mRNA lipid nanoparticle delivery platform with the same dual-targeting CD19/BCMA CAR architecture used in TPST-2003, the Company’s clinical-stage CAR-T program.

Collaboration Agreement with Senlang Biotechnology

On July 17, 2026, the Company entered into a product development and collaboration agreement (the “Collaboration Agreement”) with Hebei Senlang Biotechnology Co., Ltd. (“Senlang”), a clinical-stage cell therapy company with expertise in CD7-targeted CAR-T development. Pursuant to the Collaboration Agreement, the Company and Senlang agreed to collaborate on product development and investigator-initiated trial activities in China for certain of the Company’s in vivo CAR-T product candidates.

Collaboration activities for each product candidate under the Collaboration Agreement will be governed by a separate statement of work specifying the applicable product development plan, budget, and timeline. The Collaboration Agreement also grants Senlang an exclusive option to negotiate and enter into a definitive license agreement for TPST-4003 in China.

Lincoln Park Capital Purchase Agreement

In August 2026, the Company entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park from time to time, at the Company’s sole discretion and subject to the satisfaction of certain conditions, up to $25.0 million of shares of the Company’s common stock. Upon the purchase by Lincoln Park of the full initial $25.0 million commitment, the available commitment will automatically increase by an additional $25.0 million, for an aggregate commitment of up to $50.0 million.

The Company’s ability to commence sales under the purchase agreement is subject to certain conditions, including the effectiveness of a registration statement covering the resale of shares issuable under the agreements. Pursuant to the registration rights agreement, the Company is required to file such registration statement with the SEC within ten days following execution of the agreements. Upon the execution of the Purchase Agreement, the Company issued 560,356 shares of the Company’s common stock issued to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the purchase agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock.

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

Overview

We are a clinical-stage biotechnology company advancing a pipeline of advanced chimeric antigen receptor T-cell (“CAR-T”) product candidates, including our lead program, TPST-4003, a dual-targeting CD19/B-cell maturation antigen (“BCMA”) in vivo CAR-T product candidate, which we are developing for indications in immunology and oncology. In February 2026, we expanded our pipeline through a strategic transaction under which we acquired rights to a dual-targeting CAR-T platform, which included product candidates with the potential to treat certain blood cancers, solid tumors and immunology indications, including TPST-2003, an autologous CD19/BCMA CAR-T therapy currently in clinical development for relapsed or refractory multiple myeloma and the rare disease, POEMS syndrome.

Our mission is to develop therapeutic products with the potential to address high unmet medical needs by identifying promising candidates supported by clinical data and advancing their development to create products that will improve patients’ lives.

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

Warrant Dividend

On January 20, 2026, our Board of Directors (the "Board") declared a record date of January 30, 2026 (the “Record Date”), for the distribution of a dividend (the “Warrant Dividend”) in the form of a warrant to purchase a share of our common stock (collectively, the “Warrants”) for each share of common stock outstanding on the Record Date. The Warrants were issued on the terms and conditions described in the Warrant Agreement, dated February 3, 2026, between the Company, Computershare Inc., and its affiliate, Computershare Trust Company, N.A., as Warrant Agent (the “Warrant Agreement”), on February 3, 2026. In addition, on February 3, 2026, certain warrants that were outstanding on the Record Date also received Warrants on a one-for-one basis, pursuant to the terms of such warrants (together with the Warrant Dividend, the “Warrant Distribution”). In the aggregate, 6,784,989 Warrants were issued pursuant to the Warrant Distribution.

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

The Series A Warrants became exercisable on June 18, 2026, the effective date of the Stockholder Approval (the “Stockholder Approval Date”) and have a term of five years therefrom. The Series B Warrants became exercisable on the Stockholder Approval Date and have a term of twenty-four months therefrom. The Common Warrants have an exercise price of $2.16 per share.

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

Collaboration Agreement with Senlang Biotechnology

On July 17, 2026, the Company entered into a product development and collaboration agreement (the “Collaboration Agreement”) with Hebei Senlang Biotechnology Co., Ltd. (“Senlang”), a clinical-stage cell therapy company with expertise in CD7-targeted CAR-T development. Pursuant to the Collaboration Agreement, the Company and Senlang agreed to collaborate on product development and investigator-initiated trial activities in China for certain of the Company’s in vivo CAR-T product candidates. The Company plans to initiate the collaboration with the investigator-initiated trial ("IIT") described below, which will evaluate TPST-4003 in approximately 10 patients with myasthenia gravis or multiple sclerosis in China, with first patient enrollment and dosing expected to occur in the fourth quarter of 2026. The development fee payable by the Company to Senlang for each Product (as defined therein) shall be within the range of $1.5 million to $2.0 million, to be determined by the parties. The Collaboration Agreement also grants Senlang an exclusive option to negotiate and enter into a definitive license agreement for TPST-4003 in China.

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

To date, a total of 44 patients have received one infusion of TPST-2003, including 24 patients in a prior Phase 1/2 IIT evaluating TPST-2003 in rrMM, 13 patients in the ongoing REDEEM-1 trial, and seven patients in the ongoing POEMS-1 trial, representing one of the largest datasets evaluating a CD19/BCMA dual-targeting CAR-T therapy.

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

TPST-4003

In February 2026, we announced our plans to test TPST-4003, our lead in vivo CAR-T product candidate in an investigator-initiated clinical trial (“IIT”) trial. On July 15, 2026, the Company announced details of its next-generation in vivo CAR-T platform, CD7-tLNP, and its plans to advance TPST-4003, its lead in vivo CAR-T product candidate, into a first IIT trial in patients with nervous system autoimmune diseases, initially focusing on myasthenia gravis (“MG”) and multiple sclerosis (“MS”). TPST-4003 combines the Company’s CD7-targeted mRNA lipid nanoparticle delivery platform with the same dual-targeting CD19/BCMA CAR architecture used in TPST-2003, the Company’s clinical-stage CAR-T program. We plan to collaborate with Senlang to develop TPST-4003, beginning with the IIT in China which is expected to enroll approximately 10 patients, with first patient dosing anticipated in the fourth quarter of 2026 and initial clinical data expected in the first half of 2027.

TPST-4003 is an in vivo, dual-targeting CAR-T therapy designed to target both BCMA and CD19. TPST-4003 is being developed for immunology and oncology indications.

Going Concern

As of June 30, 2026, we had cash and cash equivalents totaling $0.8 million compared to $7.7 million as of December 31, 2025. We have incurred operating losses since inception and our accumulated deficit as of June 30, 2026 is $275.3 million. We expect that our existing cash and cash equivalents will fund our projected operating expense requirements through less than 12 months from the date our consolidated financial statements were available to be issued. Accordingly, there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On February 3, 2026, we closed the Asset Acquisition (as defined above). Pursuant to the Asset Purchase Agreement, Factor has made the Funding Commitment (as defined below under “—Liquidity and Capital Resources—Funding Commitment”) to provide us with financial support until the earlier to occur of 18 months following the closing of the Asset Acquisition and the receipt by us of at least $20.0 million in gross proceeds from the sale of its equity or debt securities, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter (“FCL”) contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the FCL, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain.

Further, as detailed above under “Private Placement” and “Registered Direct Offering and Warrant Inducement,” we have undertaken other steps to increase our cash and cash equivalents. On March 20, 2026, we entered into a securities purchase agreement for the sale of securities for approximately $2.0 million in gross proceeds (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of Common Warrants issued thereunder), before deducting placement agent fees and other offering expenses payable by us. On May 28, 2026, we further entered into a warrant exercise and inducement letter agreement with the holder of certain existing warrants originally issued in November 2025, for the exercise of existing warrants at a reduced exercise price of $1.73 per share, resulting in gross proceeds to us of approximately $2.0 million (excluding up to approximately $4.2 million of aggregate gross proceeds that may be received in the future upon the cash exercise of new warrants issued in connection therewith).

We will need to continue to rely on additional financing to achieve our business objectives, including pursuant to the Funding Commitment with Factor. As of the date of this report, we have $11.8 million available under the Funding Commitment, however, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the Funding Commitment, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital has been adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions.

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

The largest component of our operating expenses has historically been the investment in research and development activities. Historically, our research and development expenses were primarily driven by our amezalpat program, which has been paused while we complete our ongoing strategic review. As a result of the ongoing strategic review and the reduction in force, we expect research and development expenses will decrease period over period. If we resume the advancement of our product candidates into and through clinical trials and pursues regulatory approvals, we expect research and development expenses will increase in the future, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to continue to incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services. As a result of the ongoing strategic review and the reduction in force, we expect general and administrative expenses will decrease period over period.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our operating results for the three months ended June 30, 2026 and 2025:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
Operating expenses:
Research and development	$1,819	$3,871	$(2,052)	(53)%
General and administrative	3,431	4,095	(664)	(16)%
Loss from operations	(5,250)	(7,966)	(2,716)	(34)%
Other income (expense), net:
Interest expense	-	(46)	(46)	(100)%
Interest income and other income (expense), net	6	142	(136)	(96)%
Total other income (expense), net	6	96	(90)	(94)%
Provision for income taxes	-	—	—	—%
Net loss	$(5,244)	$(7,870)	$(2,626)	33%

Research and development

Our research and development expenses for the three months ended June 30, 2026 and 2025 were primarily incurred in connection with our product candidates TPST-2003, TPST-3003, TPST-4003, and our most advanced product candidate Amezalpat.

The following table shows our research and development expenses by program for the three months ended June 30, 2026 and 2025:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
TPST-2003	$750	$-	$750	100%
TPST-3003	165	-	165	100%
TPST-4003	795	-	795	100%
Amezalpat	32	942	(910)	(97)%
TPST-1495	4	-	4	100%
Preclinical and other	21	339	(318)	(94)%
Total candidate specific research costs	1,767	1,281	486	38%
Personnel and other costs	8	2,156	(2,148)	(100)%
Stock-based compensation and depreciation	44	434	(390)	(90)%
Total research and development expenses	$1,819	$3,871	$(2,052)	(53)%

Research and development expenses decreased by $2.1 million to $1.8 million for the three months ended June 30, 2026, compared to three months ended June 30, 2025, which was primarily due to a decrease in costs incurred as a result of the re-prioritization of efforts after the Asset Acquisition in February 2026, offset by research and manufacturing costs related to the Company’s CAR-T product candidates.

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
Research and development outside services	$1,747	$1,191	$556	47%
Compensation expense	1	1,865	(1,864)	(100)%
Stock-based compensation expense	3	380	(377)	(99)%
Consulting and professional services	17	91	(74)	(81)%
Other expenses	51	344	(293)	(85)%
Total research and development expense	$1,819	$3,871	$(2,052)	(53)%

General and administrative

General and administrative expenses decreased by $0.7 million to $3.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease in one-time separation costs previously incurred in the second quarter of 2025, offset by other administrative expenses.

Other income (expense), net

For the three months ended June 30, 2026, no interest expense was incurred related to the Oxford Loan compared to $0.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, interest income was $0.0 million and $0.1 million, respectively. The loan with Oxford (the "Oxford Loan") was repaid in full and terminated in accordance with its terms in April 2025.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our operating results for the six months ended June 30, 2026 and 2025:

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
Operating expenses:
Research and development	$1,933	$11,498	$(9,565)	(83)%
General and administrative	8,856	7,404	1,452	20%
Acquired in-process research and development	22,180	—	22,180	100%
Loss from operations	(32,969)	(18,902)	(14,067)	(74)%
Other income (expense), net:
Interest expense	—	(207)	(207)	(100)%
Interest income and other income (expense), net	29	379	(350)	(92)%
Total other income (expense), net	29	172	(143)	(83)%
Provision for income taxes	—	—	—	—%
Net loss	$(32,940)	$(18,730)	$14,210	76%

Research and development

Our research and development expenses for the six months ended June 30, 2026 and 2025 were primarily incurred in connection with our product candidates TPST-2003, TPST-3003, TPST-4003, and our most advanced product candidate Amezalpat.

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
TPST-2003	$750	$-	$750	100%
TPST-3003	165	-	165	100%
TPST-4003	795	-	795	100%
Amezalpat	73	5,159	(5,086)	(99)%
TPST-1495	7	-	7	100%
Preclinical and other	36	917	(881)	(96)%
Total candidate specific research costs	1,826	6,076	(4,250)	(70)%
Personnel and other costs	19	4,337	(4,318)	(100)%
Stock-based compensation and depreciation	88	1,085	(997)	(92)%
Total research and development expenses	$1,933	$11,498	$(9,565)	(83)%

Research and development expenses decreased by $9.6 million to $1.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives initiated in April 2025 and resulting in the Asset Acquisition completed in February 2026.

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	June 30,
	2026	2025	2026 vs. 2025	2026 vs. 2025
	(in thousands, except percentages)
Research and development outside services	$1,789	$5,483	$(3,694)	(67)%
Compensation expense	4	3,505	(3,501)	(100)%
Stock-based compensation expense	6	970	(964)	(99)%
Consulting and professional services	30	579	(549)	(95)%
Other expenses	104	961	(857)	(89)%
Total research and development expense	$1,933	$11,498	$(9,565)	(83)%

General and administrative

General and administrative expenses increased by $1.4 million to $8.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and were primarily due to one-time costs resulting from the Asset Acquisition completed in February 2026.

Acquired in-process research and development

Acquired in-process research and development expenses increased to $22.1 million for the six months ended June 30, 2026, compared to nil for the six months ended June 30, 2025. Costs incurred prior to or upon closing the Asset Acquisition in the prior three months ended March 31, 2026 were expensed as acquired in-process research and development.

Other income (expense), net

For the six months ended June 30, 2026 and 2025, no interest expense was incurred related to the Oxford Loan, compared to $0.2 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, interest income was $0.0 and $0.4 million, respectively. The Oxford Loan was repaid in full and terminated in accordance with its terms in April 2025.

Liquidity and Capital Resources

Overview

Since inception through June 30, 2026, our operations have been financed primarily by proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of June 30, 2026, we had $0.8 million in cash and cash equivalents and an accumulated deficit of $275.3 million.

Our lack of operating revenue or cash inflows and our cash resources at June 30, 2026 raise substantial doubt as to our ability to continue as a going concern. See “—Funding Requirements” below for additional information on our future capital needs.

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

At-the-Market Offering

We have entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). On June 11, 2025, in connection with the RDO (as defined below) we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the six months ended June 30, 2025, we have sold an aggregate of 312,830 shares of our common stock for proceeds of $2.8 million pursuant to the ATM Program. As of June 30, 2026, $11.6 million remained available for sale under the ATM Program.

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

Registered Direct Offerings

On November 24, 2025, we sold an aggregate of 487,000 shares of our common stock, pre-funded warrants to purchase 685,414 shares of our common stock and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying Common Warrant was $3.625. The combined purchase price of each pre-funded warrant and accompanying Common Warrant was $3.624 (equal to the combined purchase price per share of common stock and accompanying Common Warrant, minus $0.001). The exercise price of each Common Warrant is $3.50 per share. The net proceeds from the November RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by us. As of June 30, 2026, all pre-funded warrants related to the November RDO had been exercised.

On May 28, 2026, we entered into a warrant inducement agreement with the holder of the Common Warrants. Pursuant to the agreement, the holder agreed to exercise all outstanding Common Warrants for cash at a reduced exercise price of $1.73 per share. In consideration for the exercise, we issued the holder new unregistered warrants to purchase up to 2,344,828 of our common stock at an exercise price of $1.73 per share (the “New Warrants”). We also issued warrants to purchase 82,069 shares of common stock to the placement agent in connection with the transaction. The inducement transaction closed on May 29, 2026 and generated gross proceeds of approximately $2.0 million from the exercise of the Common Warrants (excluding up to approximately $4.2 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the New Warrants and the placement agent warrants). Accordingly, as of June 30, 2026, no November 2025 Common Warrants remained outstanding. The New Warrants became exercisable upon receipt of stockholder approval under applicable Nasdaq rules and will expire on May 29, 2028. In June 2026, pursuant to a registration rights agreement entered into in connection with the May 2026 warrant exercise inducement transaction, the Company filed a resale registration statement on Form S-3 with the SEC covering up to 2,426,897 shares of the Company’s common stock issuable upon exercise of the New Warrants and the placement agent warrants issued in connection with the transaction. The registration was declared effective on July 7, 2026.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(10,377)	$(16,467)
Cash used in investing activities	—	—
Cash provided by financing activities	3,449	479
Net decrease in cash and cash equivalents	$(6,928)	$(15,988)

Cash flows used in operating activities

Cash used in operating activities for the six months ended June 30, 2026 was $10.4 million, consisting of a net loss of $32.9 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $22.5 million, less changes in operating assets and liabilities of $0.1 million.

Cash used in operating activities for the six months ended June 30, 2025 was $16.5 million, consisting of a net loss of $18.7 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.2 million, less changes in operating assets and liabilities of $0.1 million.

Cash flows used in investing activities

No cash was used in investing activities for the six months ended June 30, 2026 and 2025.

Cash flows provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2026 was related to $3.5 million.

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

Material Cash Requirements

Our material cash requirements primarily relate to our operating leases for office space, trade payables, and accrued expenses. As of June 30, 2026, we have $4.4 million payable within 12 months, including $1.3 million related to the Brisbane Lease. Refer to Notes 5 and 6 to our Consolidated Financial Statements for additional information. We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with Factor and Novatim. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of approximately $1.98 billion upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and VP Finance, Corporate Secretary, Corporate Controller and Treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our President and Chief Executive Officer and our VP Finance, Corporate Secretary, Corporate Controller and Treasurer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our existing cash and cash equivalents of $0.8 million as of June 30, 2026 is expected to fund our operations through less than 12 months from the date our consolidated financial statements are available to be issued.

We have finite cash resources available to fund our operations. On February 3, 2026, we closed the Asset Acquisition. For more information regarding the Asset Acquisition see “—Recent Events—Asset Acquisition.” Pursuant to the Asset Purchase Agreement, we entered into an FCL with Factor, which provides us with financial support until the earlier to occur of 18 months following the closing of the Asset Acquisition and the receipt by the Company of at least $20.0 million in gross proceeds from the sale of its equity or debt securities, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions set forth in the FCL. As of the date of this report, we have $11.8 million available under the FCL. There is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the FCL, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the FCL or we may not be able to access any funds under the FCL. The timing of any additional funding from Factor is uncertain.

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

In the event that we fail to regain compliance with the listing requirements of The Nasdaq Capital Market or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum stockholders’ equity requirement, the board independence requirements, the audit committee composition requirements, the corporate governance requirements and the minimum closing bid price requirement, among other requirements.

On May 19, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that the Company no longer meets the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market because the Company reported stockholders’ equity was below the required minimum of $2.5 million, and the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. The Company received a period of 45 calendar days to submit a plan to regain compliance with the minimum stockholders’ equity requirement. The Company submitted a compliance plan to Nasdaq and, as of the date of this report, has not received Nasdaq’s determination with respect thereto.

On May 22, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, following the resignation of two independent directors, the Company no longer complied with Nasdaq’s board independence, audit committee, compensation committee and nominating committee composition requirements. The Company received a period of 45 calendar days to submit a plan to regain compliance with such requirements. The Company subsequently appointed two independent directors and regained compliance with the board independence, compensation committee and nominating committee composition requirements. The Company submitted a compliance plan with respect to the remaining audit committee composition deficiency and, as of the date of this report, has not received Nasdaq’s determination with respect thereto.

In the event that we fail to receive a compliance period, or to otherwise regain compliance with the Minimum Bid Price Requirement or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. We will have an opportunity to appeal the determination to a Hearings Panel, but we cannot guarantee that such appeal will be successful. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation:

•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage for our Company; and
•
a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

We experienced significant board and management turnover, and instability in governance and leadership could adversely affect our business.

We recently underwent significant governance and leadership changes. As disclosed in our Current Reports on Form 8-K, we had several directors resign from our Board of Directors, and, separately, our Chief Financial Officer resigned from that position and from all other positions he held with us. Although we have since appointed two new independent directors to fill board vacancies, this transition may cause temporary uncertainty and disruption.

Departures of members of our senior management team and our Board have created, and will create if they continue, significant continuity risks and challenges to our ability to operate our business, execute our clinical and business strategy, assess and manage risks and comply with applicable laws. These events could adversely affect us by:

•
disrupting strategic execution;

•
weakening our internal controls or disclosure controls;
•
diverting management attention;
•
increasing legal, accounting and administrative burden;
•
impairing our ability to recruit, retain and motivate qualified personnel; and
•
damaging confidence among investors, business partners, regulators, auditors and other stakeholders.

Management and board turnover may cause loss of institutional knowledge, which can negatively affect strategy and execution. It is important that we attract and retain qualified directors promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives, directors and other key personnel, and there can be no assurance that we will be able to do so. In addition, there are significant uncertainties as to how our transitional state of operations, financial condition and related matters will impact our ability to attract the necessary personnel and manage these succession risks. If we are unable to maintain stable and effective leadership, our business, reporting quality, prospects and financial condition would be adversely impacted.

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

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of New Warrant	8-K	001-35890	10.2	6/2/2026
4.2	Form of Placement Agent Warrant	8-K	001-35890	10.3	6/2/2026
10.1	Form of Warrant Exercise and Inducement Offer Letter	8-K	001-35890	10.1	6/2/2026
10.2	Waiver Letter Agreement	10-Q	001-35890	10.4	5/14/2026
10.3	Separation Agreement, dated May 22, 2026, by and between Tempest Therapeutics, Inc. and Stephen Brady.					X
10.4	Separation Agreement, dated May 22, 2026, by and between Tempest Therapeutics, Inc. and Christine Pellizzari.					X
10.5	Separation Agreement, dated May 22, 2026, by and between Tempest Therapeutics, Inc. and Michael Raab.					X
10.6	Separation Agreement, dated May 23, 2026, by and between Tempest Therapeutics, Inc. and Ronit Simantov.					X
10.7	Separation Agreement, dated June 5, 2026, by and between Tempest Therapeutics, Inc. and Nicholas Maestas.					X
10.8	Amended Non-Employee Director Compensation Policy					X
10.9	Amended and Restated Offer Letter, dated August 12, 2026, by and between Tempest Therapeutics, Inc. and Justin Trojanowski					X
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

TEMPEST THERAPEUTICS, INC.

By:	/s/ Matthew Angel
Matthew Angel
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Justin Trojanowski
Justin Trojanowski
VP Finance, Corporate Secretary, Corporate Controller and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2026