Form 10-Q
period 2026-09-30
Tempest Therapeutics, Inc.
filed 2026-11-13
CIK 1544227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 13, 2026 was 19,995,358.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (including within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)) about us and our industry that involve substantial risks and uncertainties. These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current beliefs of our management, as well as assumptions made by, and information currently available to, our management. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “could,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “intend,” and other similar expressions. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Actual results could differ materially from those contained in any forward-looking statement as a result of various factors, including, without limitation: whether we are successful in implementing our strategic review (which includes our plans to advance our clinical-stage programs and maximize stockholder value); our strategies, prospects, plans, expectations or objectives for future operations; the progress, scope or timing of the development of our product candidates; unexpected safety or efficacy data observed during preclinical or clinical trials; the possibility that results from prior clinical trials and preclinical studies may not necessarily be predictive of future results; past results may not be indicative of future results; clinical trial site activation or enrollment rates that are lower than expected; our ability to retain and hire qualified directors, senior management, and other personnel, the effects of the loss of directors, senior management or key personnel or the ineffective transition of new management; changes in expected or existing competition; changes in the regulatory environment; risks relating to volatility and uncertainty in the capital markets for biotechnology companies; the benefits that may be derived from any future products or the commercial or market opportunity with respect to any of our future products; unexpected litigation or other disputes; our expectations regarding our ability to obtain, maintain and enforce our intellectual property rights for our product candidates and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others; our ability to continue as a going concern absent access to sources of liquidity, as well as our history of recurring losses and negative cash flows from operating activities, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives; our ability to maintain compliance with the Nasdaq listing standards; our anticipated operations, financial position, ability to raise capital to fund operations, revenues, costs or expenses; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.” Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our expectations regarding the benefits and expected synergies of the Asset Acquisition (as defined below);

●	Tempest’s collaboration with Senlang (as defined below) and the advancement, development, design and potential benefits of TPST-4003, as well as the planned investigator-initiated trial of TPST-4003, including the expected patient population, indications, number of patients, timing of first patient enrollment and dosing, expected assessments and anticipated timing and nature of initial and interim clinical data;

●	our exercise of the option to obtain a license to Senlang’s in vivo chimeric antigen receptor T-cell (“CAR-T”) technology outside Greater China, including our ability to fund the license fee, annual maintenance fees, royalties and other payments, and the terms of any definitive license agreement;

ii

●	our plans to meet with the U.S. Food and Drug Administration (“FDA”) regarding, and to initiate, a registrational study of TPST-2003, including the timing and outcome of any FDA interaction, the design and regulatory acceptability of any such study, the readiness of our manufacturing supply chain, and our ability to fund such a study;

●	our new strategy and the potential benefits thereof, as well as our ability to achieve our operational plans;

●	our expected future growth and our ability to manage such growth;

●	our, or our partner’s, ability to develop, obtain regulatory approval for and commercialize our current and any future product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to access capital under our purchase agreement with Lincoln Park Capital Fund, LLC (as defined below), including the effect of the minimum price, beneficial ownership limits and other conditions on our ability to sell shares, and the amount of proceeds we actually receive;

●	the amount of funding available to us under the Funding Commitment from Factor (as defined below), whether we will satisfy the conditions to that funding, and the timing of any funding we receive;

●	dilution to our stockholders and the effect on the market price of our common stock resulting from sales of shares under the Lincoln Park purchase agreement, the exercise of our outstanding warrants and pre-funded warrants, and future equity financings;

●	our ability to continue as a going concern absent access to sources of liquidity;

●	our ability to regain and maintain compliance with the Nasdaq listing standards, including the minimum stockholders’ equity and minimum bid price requirements;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the development, regulatory approval, efficacy and commercialization of competing products;

●	our ability to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates;

●	our ability to obtain regulatory approval for our product candidates or future product candidates in the United States and in any foreign countries in which we may seek to do business;

●	our ability to retain and hire directors, senior management, or operational personnel;

●	our ability to develop and maintain our corporate infrastructure, including our ability to design and maintain an effective system of internal controls;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions;

●	our expectation regarding the period during which we will qualify as a smaller reporting company under the federal securities laws; and

●	our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our products and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

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

iii

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$897	$7,707
Prepaid expenses and other current assets	712	562
Total current assets	1,609	8,269
Property and equipment — net	429	605
Operating lease right-of-use assets	6,642	7,540
Other noncurrent assets	81	517
Total assets	$8,761	$16,931
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,031	$1,038
Accrued expenses	980	937
Operating lease liabilities	1,336	1,192
Accrued compensation	322	147
Total current liabilities	4,669	3,314
Operating lease liabilities, less current portion	5,922	6,949
Total liabilities	10,591	10,263
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,889,767 and 4,927,161 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	17	5
Additional paid-in capital	277,098	240,031
Accumulated deficit	(278,945)	(233,368)
Total stockholders’ equity (deficit)	(1,830)	6,668
Total liabilities and stockholders’ equity (deficit)	$8,761	$16,931

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$207	570	$2,140	$12,067
General and administrative	2,616	3,027	11,473	10,431
Acquired in-process research and development	-	-	22,180	-
Loss from operations	$(2,823)	(3,597)	$(35,793)	$(22,498)
Other income (expense), net:
Interest expense	-	-	-	(207)
Interest and other income, net	-	86	30	464
Financing costs related to equity line of credit	(806)	-	(806)	-
Total other income (expense), net	(806)	86	(776)	257
Net loss	$(3,629)	$(3,511)	$(36,569)	$(22,241)
Net loss per share of common stock, RSUs and pre-funded warrants, basic and diluted	$(0.21)	$(0.79)	$(2.54)	$(5.71)
Weighted-average shares of common stock, RSUs and pre-funded warrants outstanding, basic and diluted	16,910,029	4,440,111	14,377,097	3,897,256

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
BALANCE — December 31, 2025	4,927,161	$5	$240,031	$(233,368)	$6,668
Issuance of common stock for payment of acquisition	8,268,495	8	19,919		19,927
Issuance of common stock for cash (net of issuance costs of $30)	231,482	-	170	-	170
Issuance of pre-funded warrants (net of issuance cost of $61)	-	-	340	-	340
Issuance of common stock warrants (net of issuance cost of $136)	-	-	762	-	762
Issuance of common stock to related parties for cash (net of issuance costs of $30)	231,482	-	170	-	170
Issuance of common stock warrants to related parties (net of issuance cost of $45)	-	-	254	-	254
Common stock warrant dividend	-	-	9,008	(9,008)	-
Exercise of pre-funded warrants	685,414	1	-	-	1
Stock-based compensation	-		226	-	226
Net loss	-	-	-	(27,696)	(27,696)
BALANCE — March 31, 2026	14,344,034	$14	$270,880	$(270,072)	$822
Issuance of common stock for warrant inducement (net of issuance costs of $289)	1,172,414	1	1,737	-	1,738
Exercise of pre-funded warrants	462,963	1	-	-	1
Stock-based compensation	-	-	(117)	-	(117)
Contribution of services from related party	-	-	1,710	-	1,710
Net loss	-	-	-	(5,244)	(5,244)
BALANCE — June 30, 2026	15,979,411	$16	$274,210	$(275,316)	$(1,090)
Issuance of common stock to Lincoln Park as commitment fee	560,356	1	655	-	656
Issuance of common stock under Equity Line of Credit	350,000	-	334	-	334
Issuance of pre-funded warrants (net of issuance costs of $230)	-	-	649	-	649
Issuance of Series C common stock warrants (net of issuance costs of $217)	-	-	615	-	615
Issuance of Series D common stock warrants (net of issuance costs of $205)	-	-	581	-	581
Stock-based compensation	-	-	54	-	54
Net loss	-	-	-	(3,629)	(3,629)
BALANCE — September 30, 2026	16,889,767	$17	$277,098	$(278,945)	$(1,830)

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
BALANCE — December 31, 2024	3,382,432	$3	$226,229	$(207,106)	$19,126
Issuance of common stock in connection with at-the-market offering (net of issuance costs of $84)	133,521	1	1,443	-	1,444
Stock-based compensation	-	-	1,389	-	1,389
Issuance of common stock under equity plan awards	3,649	-	34	-	34
Net loss	-	-	-	(10,860)	(10,860)
BALANCE — March 31, 2025	3,519,602	$4	$229,095	$(217,966)	$11,133
Issuance of common stock for cash (net of issuance costs of $319)	584,253	-	3,570	-	3,570
Stock-based compensation	-	-	1,092	-	1,092
Issuance of pre-funded warrants, (net of issuance costs of $230)	334,000	-	1,858	-	1,858
Net loss	-	-	-	(7,870)	(7,870)
BALANCE — June 30, 2025	4,437,855	$4	$235,615	$(225,836)	$9,783
Stock-based compensation	-	-	61	-	61
Issuance of common stock under equity plan awards	2,306	-	13	-	13
Net loss	-	-	-	(3,511)	(3,511)
BALANCE — September 30, 2025	4,440,161	$4	$235,689	$(229,347)	$6,346

(1)	Shares issued and outstanding have been adjusted to reflect the one-for-thirteen stock split effected in April 2025. See Note 1, Organization and Description of the Business, for details.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TEMPEST THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(36,569)	$(22,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	176	201
Stock-based compensation expense	163	2,542
Non-cash lease expense	898	818
Non-cash interest and other expense, net	652	77
Research and development expense funded by related party contribution of services	1,710	—
Acquired in-process research and development	19,927	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	285	582
Accounts payable	993	(1,528)
Accrued expenses and other liabilities	219	(3,032)
Interest payable	—	(59)
Operating lease liabilities	(883)	(606)
Cash used in operating activities	(12,429)	(23,246)
Investing activities:
Cash used in investing activities	—	—
Financing activities:
Proceeds from the issuance of common stock, pre-funded warrants and common stock warrants, net of issuance costs	5,195	6,871
Proceeds from the issuance of common stock and common stock warrants to related party, net of issuance costs	424	—
Repayment of loan	—	(6,426)
Proceeds from the issuance of common stock under equity plan awards	—	47
Cash provided by financing activities	5,619	492
Net decrease in cash, cash equivalents and restricted cash	(6,810)	(22,754)
Cash, cash equivalents and restricted cash at beginning of period	7,707	30,711
Cash, cash equivalents and restricted cash at end of period	$897	$7,957
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$192
Cash paid for business taxes	$104	$43

See accompanying Notes to the Condensed Consolidated Financial Statements

TEMPEST THERAPEUTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Tempest Therapeutics is a clinical-stage biotechnology company developing a pipeline of in vivo CAR-T therapies designed to reset dysfunctional immunity in cancer and autoimmune disease. Tempest’s product candidates leverage two proprietary CD7-targeting technology platforms: a lentiviral vector platform and an mRNA/lipid nanoparticle (LNP) platform.

Tempest’s most advanced program is TPST-4903, a BCMA/GPRC5D dual-targeting in vivo CAR-T candidate being evaluated in an ongoing Phase 1 dose-escalation study for relapsed or refractory multiple myeloma, including in patients with extramedullary disease and prior CAR-T exposure.

The company is also developing TPST-4003, a CD19/BCMA dual-targeting in vivo CAR-T candidate being evaluated for the treatment of autoimmune diseases. TPST-4003 incorporates a clinically supported dual-targeting parallel CAR structure designed to enable broad B-cell lineage reset across multiple indications. The company plans to evaluate TPST-4003 in an investigator-initiated trial in China in approximately 10 patients with myasthenia gravis or multiple sclerosis.

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

Liquidity and Going Concern

The Company has incurred operating losses since inception. As of September 30, 2026, the Company had $0.9 million of cash and cash equivalents. While the Company implemented cost reductions in 2025, the Company has finite cash resources available to fund its operations.

In April 2025, the Company announced plans to explore a full range of strategic alternatives to advance its clinical-stage programs and maximize stockholder value. The Company retained MTS Health Partners, L.P., a financial advisor with experience in the biotechnology industry, to support the strategic evaluation process. In connection with these efforts and related cost-reduction measures, the Company reduced its workforce by 21 of 26 full-time employees, effective April 30, 2025. On June 5, 2025, Stephen Brady, the Company’s then-Chief Executive Officer and President, Samuel Whiting, the Company’s then-Executive Vice President and Chief Medical Officer, and Nicholas Maestas, the Company’s then-Chief Financial Officer and Head of Corporate Strategy, transitioned to consulting arrangements with the Company and continued to serve in their respective executive roles at that time. The Company incurred $3.2 million of one-time cash severance payments, benefits and other related costs, excluding non-cash charges associated with stock-based compensation, with the majority of such costs incurred during the third quarter of 2025. Between June and September 2026, the Company further reduced its workforce by three of four full-time employees, supported by external consultants and service providers.

On February 3, 2026, the Company closed the Asset Acquisition (as defined below). Pursuant to the Asset Purchase Agreement (as defined below), Factor (as defined below) has made the Funding Commitment (as defined below) to provide the Company with financial support until the earlier to occur of (i) 18 months following the closing of the Asset Acquisition and (ii) the receipt by the Company of at least $20.0 million in gross proceeds from the sale of its equity or debt securities, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by the Company after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the funding commitment letter, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain. As of September 30, 2026, $8.9 million of availability remained under the Funding Commitment.

Further, as detailed below under “Private Placements,” “Registered Direct Offering and Warrant Inducement,” and “Equity Line of Credit”, the Company has undertaken other steps to increase its cash and cash equivalents. On March 20, 2026, the Company entered into a securities purchase agreement for the sale of securities for approximately $2.0 million in gross proceeds (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of  common warrants issued thereunder), before deducting placement agent fees and other offering expenses payable by the Company. On May 28, 2026, the Company further entered into a warrant exercise and inducement letter agreement with the holder of certain existing warrants originally issued in November 2025, for the exercise of existing warrants at a reduced exercise price of $1.73 per share, resulting in gross proceeds to the Company of approximately $2.0 million (excluding up to approximately $4.2 million of aggregate gross proceeds that may be received in the future upon the cash exercise of new warrants issued in connection therewith). On August 13, 2026, the Company entered into a purchase agreement that gives the Company the right, but not the obligation, to sell up to $25.0 million of its common stock to an investor, increasing to $50.0 million if the initial amount is sold, under which the Company has sold $0.3 million in gross proceeds as of September 30, 2026. On September 11, 2026, the Company entered into another securities purchase agreement, for the sale of securities for approximately $2.5 million in gross proceeds (excluding up to approximately $5.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of common warrants issued thereunder), before deducting placement agent fees and other offering expenses payable by the Company.

The Company expects that its existing cash and cash equivalents will fund the Company’s projected operating expense requirements through less than 12 months from the date our condensed consolidated financial statements were available to be issued. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities; however, such adjustments may be necessary in the future when the Company is unable to continue as a going concern.

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

In November 2025, Erigen entered into an Amended and Restated Master Services Agreement with Factor (the “Factor MSA”), which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. Under the Factor MSA, the Company is obligated to pay Factor a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. The Company can terminate the Factor MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if Factor breaches the Factor MSA or any work order, as the case may be, and does not fully cure the breach to the Company’s satisfaction within 30 days. Upon termination any work order, unless the applicable work order expressly provides otherwise, the Company will pay Factor fees for all services performed and reimburse Factor for all authorized, non-cancellable expenses reasonably incurred in connection with such services prior to termination.

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

On May 12, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order No. 1 (the “Work Order”). Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. Accordingly, as of September 30, 2026, no amounts were payable under this arrangement. $1.7 million of research and development expense was incurred under Work Order No. 1 during the nine months ended September 30, 2026. No services were invoiced after June 30, 2026, and the remaining $0.4 million of the waiver has not been used.

In addition, Factor agreed to return to the Company $0.2 million of the deposit previously made by the Company under the Work Order, for an interim period subject to certain conditions.

On September 22, 2026, the Company entered into a Master Services Agreement with Factor (the “2026 Factor MSA”) and Work Order No. 1 (the “2026 Work Order”), which the Audit Committee approved as a related party transaction. Under the 2026 Work Order, Factor provides research and development services for TPST-4003, TPST-4903 and the Senlang collaboration for a fixed fee of $5.0 million per year, payable monthly, plus third-party costs and a 10% project management fee. Either party may terminate on 30 days’ written notice. The 2026 Factor MSA supports Tempest’s development activities, including its obligations under the Amended and Restated License and Collaboration Agreement between Tempest and Factor Bioscience Limited, Factor’s Irish subsidiary, dated November 19, 2025 and effective as of August 6, 2025, which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. The Letter Agreement waiver does not apply to the 2026 Factor MSA. The Company recognized $0.1 million of research and development expense under the 2026 Work Order during the three months ended September 30, 2026, which is included in accrued expenses. See Note 13.

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

Private Placements

On March 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with (a) two institutional investors (the “Institutional Investors”) and (b) Factor (together with the Institutional Investors, each, an “Investor” and, together, the “Investors”), pursuant to which the Company agreed to issue and sell in a private placement (the “March 2026 Private Placement”) an aggregate of 462,964 shares (the “Shares”) of the Company’s common stock, and, in lieu of common stock, pre-funded warrants to purchase up to 462,963 shares of common stock (the “March Pre-Funded Warrants”), in each case accompanied by (i) Series A warrants to purchase up to 925,927 shares of common stock (the “Series A Warrants”) and (ii) Series B warrants to purchase up to 925,927 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “March Common Warrants”). The Shares, March Pre-Funded Warrants and March Common Warrants are immediately separable and were issued separately. The combined purchase price per Share and accompanying March Common Warrants was $2.16 and the combined purchase price per Pre-Funded Warrant and accompanying March Common Warrants was $2.159. The gross proceeds to the Company from the March 2026 Private Placement were approximately $2.0 million (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the March Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company. All March Pre-Funded Warrants were subsequently exercised in April 2026.

The Series A Warrants became exercisable on June 18, 2026, the effective date of the Stockholder Approval (the “Stockholder Approval Date”) and have a term of five years from such date. The Series B Warrants became exercisable on the Stockholder Approval Date and have a term of twenty-four months thereafter. The March Common Warrants have an exercise price of $2.16 per share.

In connection with the March 2026 Private Placement, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file registration statements under the Securities Act with the SEC covering the resale of the Shares to be issued in the March 2026 Private Placement and the shares of the Company’s common stock underlying the March Common Warrants and March Pre-Funded Warrants no later than 15 calendar days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following the date of the Purchase Agreement, and in any event no later than 75 calendar days following the date of the Purchase Agreement in the event of a “full review” by the SEC. The registration statement was filed on April 2, 2026 and declared effective on April 9, 2026.

On September 11, 2026, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company sold, in a private placement that closed on September 15, 2026 (the “September 2026 Private Placement”), pre-funded warrants to purchase 3,105,591 shares of common stock (“September Pre-Funded Warrants”), accompanied by Series C Warrants to purchase up to 3,105,591 shares of Common Stock (“Series C Warrants”) and Series D Warrants to purchase up to 3,105,591 shares of Common Stock (“Series D Warrants” and, together with the Series C Warrants, the “September Common Warrants”). The September Pre-Funded Warrants and September Common Warrants are immediately separable and were issued separately. The combined purchase price per Pre-Funded Warrant and accompanying September Common Warrants was $0.804. The gross proceeds to the Company from the September 2026 Private Placement were approximately $2.5 million (excluding up to approximately $5.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the September Common Warrants), before deducting placement agent fees and other offering expenses payable by the Company. All September Pre-Funded Warrants were subsequently exercised in October 2026. See Note 7.

The Series C Warrants and Series D Warrants became exercisable on November 9, 2026, the effective date of the Stockholder Approval, and each have a term of six years and three years therefrom, respectively. The September Common Warrants have an exercise price of $0.805 per share.

In connection with the September 2026 Private Placement, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file a registration statements under the Securities Act with the SEC covering the resale of the shares of the Company’s common stock underlying the September Common Warrants and the September Pre-Funded Warrants no later than 15 calendar days following the date of the purchase agreement, and to use reasonable best efforts to have the registration statement declared effective by 45 calendar days following such date, and in any event no later than 75 calendar days following such date in the event of a “full review” by the SEC. The registration statement was filed on September 25, 2026 and declared effective on October 1, 2026.

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

Under current SEC regulations, if at any time the Company’s public float is less than $75.0 million, and for so long as the Company’s public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules. As of the three and nine months ended September 30, 2026, the Company has not sold any shares, pursuant to the ATM Program. As of the date of this Form 10-Q, the Company’s public float was approximately $10.2 million, which limits capacity under the shelf registration statement to approximately $3.4 million in any 12-month period, including any sales under the ATM Program.

Registered Direct Offering and Warrant Inducement

On November 24, 2025, the Company sold an aggregate of 487,000 shares of the Company’s common stock, pre-funded warrants to purchase 685,414 shares of its common stock (the “November 2025 Pre-Funded Warrants”) and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “November 2025 Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying November 2025 Common Warrant was $3.625. The combined purchase price of each November 2025 Pre-Funded Warrants and accompanying November 2025 Common Warrants was $3.624 (equal to the combined purchase price per share of common stock and accompanying November 2025 Common Warrant, minus $0.001). The exercise price of the November 2025 Common Warrants is $3.50 per share. The net proceeds from the November RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by the Company. As of September 30, 2026, all November 2025 Pre-Funded Warrants had been exercised.

On May 28, 2026, the Company entered into an inducement agreement with the holder of the November 2025 Common Warrants, which were exercisable for 1,172,414 shares of common stock at an exercise price of $3.50 per share and were classified within stockholders’ equity (deficit). To induce the holder to exercise the November 2025 Common Warrants for cash, the Company reduced the exercise price of the November 2025 Common Warrants to $1.73 per share and agreed to issue to the holder new warrants to purchase up to 2,344,828 shares of common stock at an exercise price of $1.73 per share (the “New Warrants”). The holder exercised the November 2025 Common Warrants in full for aggregate gross proceeds of approximately $2.0 million.

The reduction of the exercise price of the November 2025 Common Warrants and the issuance of the New Warrants were undertaken to induce the cash exercise of the November 2025 Common Warrants and thereby raise equity capital. The Company measured the effect of the modification as the increase in fair value resulting from the modification using a Black-Scholes option pricing model, comprising the $2.0 million fair value of the New Warrants, measured as of the May 29, 2026 issuance date, and the $0.4 million incremental fair value of the November 2025 Common Warrants attributable to the reduction in exercise price, measured as of the May 28, 2026 modification date, for a total of $2.4 million. In accordance with ASC 815-40-35-17 and ASC 340-10-S99-1, the Company accounted for this amount as an equity issuance cost recorded as a reduction of additional paid-in capital, offset by the recognition of the New Warrants within additional paid-in capital. The modification resulted in no net change to total stockholders equity (deficit)and no charge to net loss or to net loss attributable to common stockholders. As of September 30, 2026, no November 2025 Common Warrants remained outstanding. The New Warrants became exercisable upon receipt of stockholder approval under applicable Nasdaq rules and will expire on May 29, 2028. In June 2026, pursuant to a registration rights agreement entered into in connection with the May 2026 warrant exercise inducement transaction, the Company filed a resale registration statement on Form S-3 with the SEC covering up to 2,426,897 shares of the Company’s common stock issuable upon exercise of the New Warrants and the placement agent warrants issued in connection with the transaction. The registration was declared effective on July 7, 2026.

In connection with the transaction, the Company issued to the placement agent warrants to purchase 82,069 shares of common stock at an exercise price of $2.1625 per share (the “Placement Agent Warrants”), with a grant-date fair value of $0.1 million, recorded as an equity issuance cost and a corresponding increase to additional paid-in capital, with no net effect on total stockholders’ equity (deficit).

Equity Line of Credit

On August 13, 2026, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) that gives the Company the right, but not the obligation, to sell up to $25.0 million of its common stock to Lincoln Park, increasing to $50.0 million if the initial amount is sold (the “ELOC”). Sales are subject to conditions and limitations, including a minimum price of $0.15 per share, pricing formulas, volume caps, the effectiveness of a registration statement registering the resale by Lincoln Park of shares of common stock issued by the Company to Lincoln Park under the Lincoln Park Purchase Agreement. Additionally, the Company may not direct Lincoln Park to purchase any shares of common stock if such purchase would result in Lincoln Park beneficially owning more than 4.99% of the issued and outstanding shares of common stock. The sales may occur from time to time, at the Company’s sole discretion, over a period of up to 24-months from the commencement of sales under the Lincoln Park Purchase Agreement, which took place on September 1, 2026.

Pursuant to the terms of the Lincoln Park Purchase Agreement and a registration rights agreement entered into in connection therewith, the Company filed a registration statement with the SEC on August 21, 2026 covering the resale of up to 8,000,000 shares of Common Stock the Company may issue and sell to Lincoln Park from time to time, at its sole discretion, as well as certain commitment shares issued to Lincoln Park as consideration for its commitment to purchase shares of common stock under the Lincoln Park Purchase Agreement. There is no assurance when the Company might be able to make sales to Lincoln Park in the future. Through September 30, 2026, the Company sold 350,000 shares to Lincoln Park for gross proceeds of approximately $0.3 million. See Note 7.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies—The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2026. Other than the policy for derivative liabilities described below, there have been no material changes to the significant accounting policies during the nine months ended September 30, 2026.

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

The Company has prepared the accompanying Condensed Consolidated Financial Statements on the same basis as the audited financial statements, and the unaudited interim condensed consolidated financial statements include, in the Company’s opinion, all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of its financial position and results of operations for these periods.

All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Derivative Liability—The Company evaluates the terms of its financing agreements to identify embedded features that may require derivative accounting under ASC 815 – Derivatives and Hedging. Derivative instruments are recorded at fair value, with changes in fair value recognized in the condensed consolidated statement of operations. The Company determined that certain settlement provisions of the Lincoln Park Purchase Agreement (see Note 7) are not indexed to the Company’s own stock, and the Lincoln Park Purchase Agreement is therefore accounted for as a derivative liability in its entirety. The derivative liability is measured at fair value, which has been deemed de minimis as of September 30, 2026. Commitment shares issued to Lincoln Park and issuance costs related to the Lincoln Park Purchase Agreement are expensed as financing costs related to the equity line of credit when incurred.

Recent Accounting Pronouncements—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about the types of expenses included in certain expense captions presented on the face of the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for assets measured at fair value on a recurring basis:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$897	$—	$—	$897
Total	$897	$—	$—	$897

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,707	$—	$—	$7,707
Total	$7,707	$—	$—	$7,707

The derivative liability associated with the Lincoln Park Purchase Agreement (see Notes 2 and 7) had a de minimis fair value at inception and as of September 30, 2026 and is therefore not presented in the table above.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$295	$207
Other current assets	417	355
Total	$712	$562

Property and equipment, net, consists of the following:

	September 30, 2026	December 31, 2025
Computer equipment and software	$151	$151
Furniture and fixtures	263	263
Lab equipment	1,446	1,446
Leasehold improvements	198	198
Property and equipment	2,058	2,058
Less accumulated depreciation	(1,629)	(1,453)
Property and equipment—net	$429	$605

Depreciation expense for the three and nine months ended September 30, 2026 was $57 and $176, respectively. Depreciation expense for the three and nine months ended September 30, 2025 was $66 and $201, respectively.

Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
Consulting, accounting & legal fees	$717	$447
Contract research & lab equipment	154	7
Board fees and taxes	19	150
Other	37	23
Accrued clinical trial liability	53	310
Total	$980	$937

5. COMMITMENTS AND CONTINGENCIES

Facilities Lease Agreements

In January 2022, the Company entered into an 8-year office lease agreement for a 20,116 square feet facility in Brisbane, California (“Brisbane Lease”). The lease commenced in December 2022.

As of September 30, 2026 and December 31, 2025, the balance of the operating lease right of use assets were $6,642 and $7,540, respectively, and the related operating lease liabilities were $7,258 and $8,141, respectively, as shown in the accompanying condensed consolidated balance sheets.

Rent expense was $491 and $1,459 for the three and nine months ended September 30, 2026, respectively. Rent expense was $486 and $1,459 for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, future minimum lease payments under the Company’s operating lease liabilities were as follows:

Year Ending	Total Commitment
2026 (excluding nine months ended September 30, 2026)	$482
2027	1,994
2028	2,064
2029	2,136
2030	2,210
Total minimum lease payments	8,886
Less: imputed interest	(1,628)
Present value of operating lease obligations	7,258
Less: current portion	(1,336)
Noncurrent operating lease obligations	$5,922

Related to this Brisbane Lease agreement, the Company entered into a letter of credit with a bank to deposit $388 in a separate account that is classified as restricted cash to serve as security rent deposit. In August 2026, the letter of credit was terminated and the $388 deposit was released to the Company and reclassified to cash. The landlord applied the security deposit to unpaid rent and has required the Company to replenish it, which the Company has not done. The Company has not modified or amended the Brisbane Lease or deferred any rent payments, and the Brisbane Lease remains in effect. See Note 14 for rent outstanding after September 30, 2026. As of September 30, 2026, the Company had no significant restricted cash.

Hebei Senlang Biotechnology Co., Ltd.

In July 2026, the Company entered into a three-year Product Development and Investigator-Initiated Trial (“IIT”) Collaboration Agreement (the “Collaboration Agreement”) with Hebei Senlang Biotechnology Co., Ltd. (“Senlang”). Under the Collaboration Agreement, Senlang may perform product development, manufacturing and IIT-related activities in China for certain of the Company’s in vivo CAR-T product candidates pursuant to product-specific statements of work (“SOWs”). For each SOW, the Company will pay Senlang a development fee of between $1.5 million and $2.0 million, with the payment schedule set forth in the SOW. The Company retains ownership of its product candidates and related intellectual property. Following completion of a SOW and delivery of the related data package, Senlang has a 90-day exclusive option to negotiate a license for the relevant product candidate in China on terms mutually agreeable to the parties. As of September 30, 2026, no SOW had been executed, and no services had been performed or payments made.

In September 2026, the Company entered into an Exclusive Collaboration, Option and License Agreement (the “Option Agreement”) with Senlang, under which Senlang granted the Company an exclusive option, exercisable through January 14, 2027, to obtain an exclusive, royalty-bearing license to Senlang’s in vivo CAR-T technology outside Greater China. No payment is due upon entrance into the option agreement. If the Company exercises the option, it will be required to pay an initial license fee of RMB 3.0 million, annual maintenance fees of $10.0 million, $12.0 million and $14.0 million in the first three years, respectively, a 6% royalty on net sales and a share of any sublicense revenue. As of September 30, 2026, the Company had not exercised the option; the Company exercised the option on November 11, 2026 (see Note 14). Accordingly, as of September 30, 2026, no amounts related to the Collaboration Agreement or the Option Agreement have been recognized in the accompanying condensed consolidated financial statements. The Company is evaluating the accounting for the license.

6. LOAN PAYABLE

On April 8, 2025, the Company repaid in full all outstanding obligations under its Loan Agreement with Oxford Finance LLC (the “Lender” or “Oxford”), including accrued interest and applicable exit fees, using cash on hand. In connection with the repayment, the Company paid an aggregate of approximately $3.5 million, including an exit fee of approximately $0.6 million. The Loan Agreement was terminated in accordance with its terms, and all liens and security interests granted thereunder were released.

As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings or other obligations under the Loan Agreement.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, 100,000 of which have been designated as Series A Participating Preferred Stock (the “Series A Preferred Stock”), par value of $0.001 per share pursuant to the Company’s Rights Plan (as defined below). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of September 30, 2026 and 2025. Stockholders are entitled to dividends as declared by the Board of Directors, subject to rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no cash dividends declared to date. The holders of each share of common stock are entitled to one vote. Except for effecting or validating certain specific actions intended to protect the preferred stockholders, the holders of common stock vote together with preferred stockholders.

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

On January 27, 2026, the Company’s stockholders approved the Company’s Rights Agreement. Such stockholder approval extended the final expiration date of the Rights Agreement until October 10, 2026. The Rights Agreement expired in accordance with its terms on October 10, 2026, and the Rights are no longer outstanding.

Equity Line of Credit

On August 13, 2026, the Company entered into the Lincoln Park Purchase Agreement and a registration rights agreement with Lincoln Park. Under the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25.0 million of its common stock, increasing to $50.0 million if the initial $25.0 million is sold, from time to time over a 24-month period beginning September 1, 2026. Shares are sold at a discount to market prices and subject to certain limitations, including a minimum price of $0.15 per share, pricing formulas, volume caps, the effectiveness of a registration statement registering the resale by Lincoln Park of shares of common stock sold, a limit of 3,195,881 shares (19.99% of the shares outstanding at signing) unless stockholder approval is obtained or the average sale price equals or exceeds $1.3854 per share, and a limit of 4.99% on Lincoln Park’s beneficial ownership. On November 9, 2026, the Company obtained stockholder approval to issue shares above the limit of 3,195,881 shares. The Company may terminate the Lincoln Park Purchase Agreement at any time without cost.

As consideration for Lincoln Park’s commitment, the Company issued 560,356 shares of common stock to Lincoln Park upon signing and agreed to issue an additional 350,223 shares following full funding by Lincoln Park of the initial available amount of $25.0 million of common stock. Because certain settlement provisions are not indexed to the Company’s own stock, the Lincoln Park Purchase Agreement is accounted for as a derivative liability measured at fair value, with changes recognized in the condensed consolidated statements of operations. Its fair value was de minimis at inception and as of September 30, 2026. The 560,356 shares issued at signing had a fair value of $0.66 million and, together with $0.15 million of issuance costs, were expensed as financing costs related to the equity line of credit within other income (expense). During the three and nine months ended September 30, 2026, the Company sold 350,000 shares of common stock to Lincoln Park for gross proceeds of $0.3 million. The difference between the discounted purchase price and the fair value of shares sold was nominal.

September 2026 Private Placement

On September 11, 2026, the Company entered into the September 2026 Purchase Agreement with an institutional investor for the sale, in a private placement that closed on September 15, 2026, of the September Pre-Funded Warrants to purchase 3,105,591 shares of common stock, accompanied by Series C Warrants and Series D Warrants, each to purchase 3,105,591 shares of common stock. The combined purchase price was $0.804 per pre-funded warrant and accompanying September Common Warrants, for gross proceeds of approximately $2.5 million. Cash issuance costs of approximately $0.65 million were recorded as a reduction of additional paid-in capital.

The September 2026 Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. The September Common Warrants have an exercise price of $0.805 per share and become exercisable upon stockholder approval of the issuance of the underlying shares under Nasdaq rules (the “Stockholder Approval Date”), which the Company is required to seek within 90 days of signing and every 90 days thereafter until obtained. On November 9, 2026, the Company obtained stockholder approval for the issuance of the shares of common stock underlying the September Common Warrants. The Series C Warrants expire six years, and the Series D Warrants three years, after the Stockholder Approval Date. Exercise is limited to 9.99% beneficial ownership for the pre-funded warrants and 4.99% (or 9.99% at the holder’s election) for the September Common Warrants. All September Pre-Funded Warrants were subsequently exercised in October 2026. Upon a fundamental transaction within the Company’s control, holders of the September Common Warrants may require the Company to purchase the unexercised portion for cash at its Black-Scholes value.

The Company also issued warrants to purchase 217,391 shares of common stock at $1.0063 per share to the placement agent on substantially the same terms as the Series C Warrants, recorded at their grant-date fair value of $0.15 million as an equity issuance cost and a corresponding increase to additional paid-in capital, with no net effect on total stockholders’ equity (deficit).

The September 2026 Pre-Funded Warrants and the September Common Warrants are classified in stockholders’ equity and are not subsequently remeasured. Gross proceeds were allocated to the instruments based on their relative fair values, determined using the Black-Scholes option pricing model: $0.9 million to the pre-funded warrants, $0.8 million to the Series C Warrants and $0.8 million to the Series D Warrants, recorded in additional paid-in capital.

In connection with the September 2026 Private Placement, the Company entered into a registration rights agreement requiring it to file a resale registration statement within 15 days, have it declared effective within 45 days (75 days if reviewed by the SEC) and maintain its effectiveness. If the Company fails to do so, it must pay the investor cash liquidated damages of 1.0% per month of the affected purchase price, up to a maximum of 6.0% (approximately $0.15 million). The registration statement was filed on September 25, 2026 and declared effective on October 1, 2026. No liquidated damages have been incurred, and no liability was recorded as of September 30, 2026.

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

The Board of Tempest adopted the Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) on April 30, 2023, subject to approval by the Company’s stockholders. On June 15, 2023, the Company’s stockholders approved the 2023 Plan, which amended and restated the A&R 2019 Plan and will be a successor to, and replacement of, the A&R 2019 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2023 Plan will automatically increase on January 1st of each year, for a period of 10 years, from January 1, 2024 continuing through January 1, 2033, by 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Accordingly, on January 1, 2026, the common stock reserved for issuance was increased by 197,086 shares. As of September 30, 2026, there were 1,468,044 shares available for future grant under the 2023 Plan. In addition, on January 27, 2026, the Company’s stockholders approved the amendment to increase the number of shares issuable under the 2023 Plan by 1,410,000 shares of common stock.

The 2023 Plan allows the Company to grant stock awards to employees, directors and consultants of the Company, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

The Board of Tempest adopted the 2023 Inducement Plan (“2023 Inducement Plan”) on June 21, 2023, pursuant to which the Company reserved 88,461 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of September 30, 2026, there were 67,615 shares available for future grant under the 2023 Inducement Plan.

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

As of September 30, 2026, 107,069 shares of common stock remained available for future issuance under the 2019 ESPP. During the three and nine months ended September 30, 2026, no shares of common stock were issued under the 2019 ESPP.

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

The following shows the stock option activities for the nine months ended September 30, 2026 and 2025:

	Total Options Outstanding	Weighted-Average Exercise Price
Balance—December 31, 2025	450,104	$64.44
Granted	522,541	2.03
Exercised	—	—
Cancelled and forfeited	(405,879)	40.17
Balance—September 30, 2026	566,766	$23.91

Balance—December 31, 2024	320,013	$86.06
Granted	130,091	11.20
Exercised	—	—
Cancelled and forfeited	—	—
Balance—September 30, 2025	450,104	$64.44

The following table summarizes information about stock options outstanding at September 30, 2026:

	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	566,766	5.98	$23.91	$—
Vested and expected to vest	566,766	5.98	$23.91	$—
Exercisable	221,999	0.60	$57.68	$—

During the nine months ended September 30, 2026 and 2025, the Company granted employees and non-employees stock options to purchase 522,541 and 130,091 shares of common stock, respectively, with a weighted-average grant date fair value of $1.81 and $11.20 per share, respectively. As of September 30, 2026 and 2025, total unrecognized compensation costs related to unvested employee stock options were $585 and $450, respectively. These costs are expected to be recognized over a weighted-average period of approximately 3.1 years and 1.7 years, respectively. The fair value of stock options vested was $0.0 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing valuation model. The fair value of employee and non-employee stock options is being amortized on the straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the nine months ended September 30, 2026 and 2025:

	2026	2025
Expected term (in years)	6.1	6.0
Expected volatility	135%-152%	115%-116%
Risk-free interest rate	4.0%	4.4%
Dividends	—%	—%

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options.

Expected Volatility—The expected stock price volatility assumption was determined by examining the historical volatility of the Company’s common stock and the historical volatilities of a group of industry peers. For grants made during the three months ended March 31, 2026, the Company weighted its own historical volatility and peer volatility 25% and 75%, respectively. For grants made during the three months ended September 30, 2026, the Company weighted these inputs 50% and 50%, respectively. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available.

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

During the year ended December 31, 2025, the Company accelerated the vesting of approximately 266,108 time-based vesting stock options grants previously awarded to the Company’s employees, pursuant to the separation agreements entered into with such employees. The Company also extended the post-termination exercise period from 90 days to 180 days immediately following the separation date for any options that were vested, including the options that were accelerated in vesting, as described above. Further, in the fourth quarter of 2025, approximately 416,005 of modified stock options were further modified to extend the post-termination exercise period from either (i) 180 days to December 31, 2026 or (ii) to the earlier of (a) the date that is 90 days following termination of continuous service, and (b) the expiration of the term of the options as set forth in the award agreements.

The above modifications to current and former employees stock options grants resulted in modification accounting under ASC 718, Compensation – Stock Compensation. As a result, the Company recognized approximately $0.1 million of stock compensation expense during the three months ended March 31, 2026 and $0.8 million of stock compensation expense during the year ended December 31, 2025. For vested awards with no future service period required to be provided, the expense was measured on the modification date by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified with immediate expense recognition. For unvested awards with no future service period required to be provided, the Company reversed any stock compensation expense previously recognized, remeasured the fair value of the modified award and immediately recognized stock compensation expense on the modification date. For stock options that were further modified to extend the post-termination exercise period upon termination of continuous service, the Company measured the expense by calculating the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The fair value of those awards included a reduction to the share price for the fair value of the warrant dividend as the holders of the modified stock options were not participants in the warrant dividend. For certain awards held by two of the Company’s former executive officers that were deemed to be deeply out-of-the-money, the modification established a derived service period. A portion of the related incremental compensation cost was recorded as stock-based compensation expense in the fourth quarter of 2025, with the remainder initially attributed over the derived service period.

During the nine months ended September 30, 2026, the Company’s former President and Chief Executive Officer and former Chief Financial Officer and Head of Corporate Strategy separated from the Company. The former President and Chief Executive Officer stepped down from his executive position on February 3, 2026 but continued to provide service to the Company as a member of the Board of Directors until his resignation from the Board on May 22, 2026. The former Chief Financial Officer and Head of Corporate Strategy separated from the Company on June 5, 2026. Because the derived service period associated with their out-of-the-money modified awards was not completed as of their respective separation dates, the previously recognized incremental compensation cost related to those awards was reversed during the three months ended June 30, 2026, and no further incremental compensation cost will be recognized. The reversal totaled approximately $0.2 million and reduced stock-based compensation expense within general and administrative expense for the nine months ended September 30, 2026.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3	$9	$8	$979
General and administrative	51	52	155	1,563
Total	$54	$61	$163	$2,542

9. RETIREMENT PLAN

The Company participates in a qualified 401(k) Plan sponsored by its professional service organization. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. During the three and nine months ended September 30, 2026, the Company contributed $12 and $44 to the 401(k) Plan, respectively. During the three and nine months ended September 30, 2025, the Company contributed $5 and $120 to the 401(k) Plan, respectively.

10. NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,629)	$(3,511)	$(36,569)	$(22,241)
Denominator:
Weighted-average common shares outstanding	16,910,029	4,440,111	14,377,097	3,897,256
Weighted-average shares used in computing basic and diluted net loss per share	16,910,029	4,440,111	14,377,097	3,897,256
Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(0.79)	$(2.54)	$(5.71)

As of September 30, 2026 and 2025, the Company’s potentially dilutive securities included outstanding stock warrants and stock options, which have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be anti-dilutive. The shares issuable upon exercise of pre-funded warrants have been included in the computation of basic and diluted net loss per share attributable to common stockholders. Based on the amounts outstanding as of September 30, 2026 and 2025, the Company excluded the following potential shares of common stock from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect, as adjusted to give effect to the reverse stock split:

	As of September 30,
	2026	2025
Options to purchase common stock	566,766	450,104
Common stock warrants	17,492,777	464
Total	18,059,543	450,568

The 350,223 shares of common stock issuable to Lincoln Park as additional consideration for its commitment under the Lincoln Park Purchase Agreement (see Note 7), only if Lincoln Park purchases $25.0 million of common stock, are contingently issuable and are excluded from the computation of basic and diluted net loss per share because the $25.0 million purchase condition had not been met as of September 30, 2026. The Company’s right to sell shares to Lincoln Park under the Lincoln Park Purchase Agreement was antidilutive for the three and nine months ended September 30, 2026 and was excluded from the computation of diluted net loss per share.

The September Common Warrants (6,211,182 shares) and the placement agent warrants (217,391 shares) issued in the September 2026 Private Placement are excluded from the computation of diluted net loss per share because their effect would be antidilutive. The remaining 11,064,204 shares issuable upon exercise of other outstanding common stock warrants, including the Series A and Series B Warrants issued in the March 2026 Private Placement, are also excluded because their effect would be antidilutive. The 3,105,591 shares issuable under the September 2026 Pre-Funded Warrants are included in the computation of basic and diluted net loss per share from September 15, 2026.

11. SEGMENT REPORTING

The Company operates and manages its business as one reportable and operating segment, which is the business of developing a pipeline of advanced CAR-T product candidates for immunology and oncology indications. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. In February 2026, in connection with the Asset Acquisition, Matt Angel was appointed as President and Chief Executive Officer of the Company. Dr. Angel assumed the CODM duties upon his appointment, consistent with the historical performance by the prior CODM Stephen Brady. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance, allocating resources and planning and forecasting future periods.

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

The CODM regularly reviews and evaluates research and development expenses and uses consolidated net loss, as reported on the Company’s Condensed Consolidated Statements of Operations, to assess the performance of the segment and to allocate resources. The consolidated net loss and significant segment expenses reviewed by the CODM are reported on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets. The CODM monitors the Company’s cash and cash equivalents as reported on the Condensed Consolidated Balance Sheets.

All financial information required for segment reporting that is provided to the chief operating decision maker is contained within the condensed consolidated financial statements and notes to condensed consolidated financial statements.

12. ERIGEN ASSETS ACQUISITION AND RELATED TRANSACTIONS

Erigen Assets Acquisition

On February 3, 2026, the Company completed the acquisition of the Erigen Assets under the Asset Purchase Agreement. For more information on the acquired assets, please see Note 1 under “Acquisition of Erigen Assets.” No employees or tangible operating assets were acquired from the Sellers. As consideration for the Asset Acquisition, the Company issued to Erigen 8,268,495 shares of the Company’s common stock.

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

The total cost of the Asset Acquisition was calculated as follows (amounts in thousands, except share and per share amounts):

Shares issued to Erigen	8,268,495
Closing price of common stock on the acquisition date	$2.41
Fair value of shares issued	19,927

Transaction costs	2,253
Total consideration	$22,180

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

The Erigen Assets are subject to license and collaboration agreements with Novatim Immune Therapeutics and Factor, under which the Company may be obligated to make future contingent milestone payments upon the achievement of specified development and commercial milestones and to pay royalties on future net product sales. The contingent milestone payments do not meet the definition of a derivative under ASC 815, Derivatives and Hedging, based on applicable scope exceptions and will be recognized when the respective milestones are achieved and the consideration becomes payable. Royalty obligations will be recognized in the period in which the corresponding net product sales occur. As of September 30, 2026, no milestone or royalty payments have been recognized as no milestones have been achieved and no product sales have occurred.

Pursuant to the Asset Purchase Agreement, Factor has made a Funding Commitment. Please see Note 1 under “—Acquisition of Erigen Assets.” As of September 30, 2026, $8.9 million of availability remained under the Funding Commitment.

Warrant Dividend

In connection with the Asset Acquisition, on February 3, 2026, the Company issued warrants to purchase shares of common stock as a dividend to holders of record as of January 30, 2026. Please see Note 1 under “—Warrant Dividend.” Each warrant entitles the holder to purchase one share of common stock at an exercise price of $18.48 per share, is exercisable upon effectiveness of a registration statement covering the underlying shares, and expires on February 3, 2031. The warrants are exercisable only for cash and are subject to a 9.9% beneficial ownership limitation. The Company determined that the warrants meet the criteria for equity classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The fair value of the warrants on the issuance date was determined to be approximately $9.0 million using a Black-Scholes option pricing model and was recorded as a reclassification within stockholders equity (deficit) with no impact to the condensed consolidated statement of operations.

Compensation Agreements

In connection with the Asset Acquisition, the Company’s Compensation Committee approved severance payments of approximately $1.5 million and success bonuses of approximately $0.8 million to certain officers and employees. These payments were made pursuant to pre-existing employment and success bonus agreements and were recognized as compensation expense during the nine months ended September 30, 2026, separate from the acquired in-process research and development expense.

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

In November 2025, Erigen entered into an Amended and Restated License and Collaboration Agreement (the “Restated Factor License Agreement”) with Factor Bioscience Limited, which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. Pursuant to the Restated Factor License Agreement, we are obligated to meet certain diligence milestones by specified dates and to use commercially reasonable efforts to develop and make commercially available at least one licensed product in the licensed territory. We are obligated to pay Factor Bioscience Limited, a wholly-owned subsidiary of Factor, up to $40 million in total upon achievement of certain development milestones for the programs and up to $620 million in total upon achievement of certain commercial milestones for the programs. In addition, we are required to pay Factor Bioscience Limited mid-single digit to high-teens royalties on net sales of licensed products on a country-by-country and licensed product-by-licensed product basis until expiration of the last to expire valid claim of certain licensed patents covering such licensed product in such country, subject to certain customary reductions, and low-to-mid double digit sublicense fees.

Further, in November 2025, Erigen entered into the Factor MSA, which was assigned to the Company in connection with the Erigen Closing pursuant to the Asset Purchase Agreement. In March 2026, the Board of Directors and Audit Committee of the Company approved and authorized the execution of the Work Order under the Factor MSA for R&D services beginning April 2026. Under this agreement, the Company committed to pay Factor for services through March 31, 2027, primarily related to the clinical advancement of TPST-2003, TPST-3003, and TPST-4003. In April 2026, the Company paid Factor a deposit of $0.4 million under the Work Order of the Factor MSA, recorded to prepaid expenses and other current assets, to be applied to the final invoice under the Work Order. In connection with the Letter Agreement, no portion of the deposit had been offset against Factor invoices as of September 30, 2026. As of September 30, 2026, the full deposit of $0.4 million is included in prepaid expenses and other current assets. Under the Letter Agreement, Factor agreed to return to the Company $0.2 million of the deposit previously made by the Company under the Work Order, for an interim period subject to certain conditions.

On May 12, 2026, the Company entered into the Letter Agreement with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order. Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. Because Factor is a related party of the Company and the waiver was provided by an entity controlled by a principal stockholder of the Company to furnish capital to the Company, the $2.1 million waiver has been accounted for as a capital contribution. Accordingly, $1.7 million of services rendered under the Work Order through June 30, 2026 were recorded to research and development expense and additional paid-in capital, with no amounts payable by the Company to Factor. No services were invoiced after June 30, 2026, so the remaining $0.4 million of the waiver has not been used. It will be recorded as research and development expense and additional paid-in capital as related services are performed. No gain or other income was recognized in connection with the waiver.

On September 22, 2026, the Company entered into the 2026 Factor MSA and 2026 Work Order (see Note 1), which the Audit Committee approved as a related party transaction, with Dr. Angel not participating. Under the 2026 Work Order, the Company pays Factor a fixed fee of $5.0 million per year in monthly installments of $416,667, plus third-party costs and a 10% project management fee, and either party may terminate on 30 days’ written notice. The 2026 Factor MSA and 2026 Work Order replace the Factor MSA and Work Order as a commercial matter. The Factor MSA and Work Order have not been terminated but are inactive, and no further services are requested or expected. The waiver under the Letter Agreement applies only to amounts payable under the Factor MSA and Work Order and does not apply to the 2026 Factor MSA or 2026 Work Order.

The Company recognized $0.1 million of research and development expense under the 2026 Work Order during the three months ended September 30, 2026, which is included in accrued expenses. Total research and development expense under the Factor arrangements was $0.1 million and $1.8 million for the three and nine months ended September 30, 2026, respectively. Other than the deposit and the $0.1 million accrued under the 2026 Work Order, no amounts were due to or from Factor as of September 30, 2026.

Further, pursuant to the Asset Purchase Agreement, Factor has made the Funding Commitment to provide the Company with financial support as further disclosed in Note 1 under “—Acquisition of Erigen Assets.” As of September 30, 2026, $8.9 million of availability remained under the Funding Commitment, with no amounts due to or from Factor related to the Funding Commitment in the accompanying condensed consolidated balance sheets.

The Company also entered into a private placement financing in March 2026, further disclosed in Note 1 under “Private Placements.” Pursuant to the Purchase Agreement, we sold an aggregate of 231,482 Shares, 231,482 Series A Warrants and 231,482 Series B Warrants to Factor in exchange for $0.5 million, before deducting placement agent fees and other offering expenses payable by us.

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

Because the obligation was not assumed under the Asset Purchase Agreement, was not required to complete the Erigen Closing, and resulted from a discretionary decision made after the Erigen Closing, the Company recognized the $0.4 million settlement as general and administrative expense during the nine months ended September 30, 2026. As of September 30, 2026, the settlement had not been paid and was included in accounts payable.

Advisory Agreement with Andrew Fang

In March 2026, the Board and Audit Committee of the Company approved and authorized the execution of an advisory agreement dated April 1, 2026 (the “Advisory Agreement”), with YQ Advisors Limited (“YQ”) pursuant to which YQ will provide various business development and corporate development activities to us at an hourly rate of (i) $1,250 for services provided by Andrew Fang and (ii) $250 for services provided by other YQ service providers, up to a maximum aggregate amount of $720,000 per year. The agreement has a term of 12 months, unless extended by mutual written agreement of the parties. Mr. Fang is the son of Bangxia Yang, the beneficial owner of Lotus, a greater than 5% holder of our common stock.

Services under the arrangement began April 2026. During the three and nine months ended September 30, 2026, the Company incurred $0.3 million and $0.4 million, respectively, in advisory fees as general and administrative expense under the Advisory Agreement. As of September 30, 2026, $0.1 million was in accounts payable and accrued liabilities.

14. SUBSEQUENT EVENTS

Exercise of Pre-Funded Warrants

On October 2, 2026, the holder of the pre-funded warrants issued in the September 2026 private placement exercised all 3,105,591 pre-funded warrants at an exercise price of $0.001 per share for cash proceeds of approximately $3 thousand. The Company issued 3,105,591 shares of common stock, and no pre-funded warrants from the September 2026 private placement remain outstanding.

Rights Agreement

On October 10, 2026, the Rights Agreement expired in accordance with its terms, and the Rights are no longer outstanding.

Vendor Settlement Agreement

On October 27, 2026, the Company entered into a settlement agreement with a service provider to resolve an outstanding balance of approximately $0.7 million for $0.2 million, payable in two installments of $0.1 million on November 30, 2026 and December 31, 2026. The service provider’s release of the remaining balance is conditional on timely receipt of both payments and the absence of a bankruptcy filing or assignment for the benefit of creditors within 91 days after the final payment. Because the release will not be effective until that period expires, the Company has not derecognized the liability and expects to recognize a gain of approximately $0.5 million, net of the payments made, in the quarter in which the release becomes effective.

Brisbane Lease

As of November 4, 2026, the Company had approximately $0.2 million of unpaid rent under the Brisbane Lease (see Note 5). The landlord applied the security deposit to unpaid rent and has required the Company to replenish it, which the Company has not done. As of the date these financial statements were issued, the landlord has not exercised any remedies under the lease.

Share Issuance Approval

On November 9, 2026, the Company held its annual meeting of stockholders, at which stockholders approved, among others, the issuance of the shares of common stock underlying the September Common Warrants, as well as the issuance of more than 3,195,881 shares of common stock under the Lincoln Park Purchase Agreement.

Exercise of Senlang Option

On November 11, 2026, the Company exercised its option under the Option Agreement with Senlang (see Note 5) to obtain an exclusive, royalty-bearing license to Senlang’s in vivo CAR-T technology outside Greater China. Under the Option Agreement, the Company is required to pay an initial license fee of RMB 3.0 million, annual maintenance fees of $10.0 million, $12.0 million and $14.0 million in the first three years, respectively, a 6% royalty on net sales and a share of any sublicense revenue. The Company is evaluating the accounting for the license.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2025, filed with the SEC on March 30, 2026. This discussion and other parts of this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions, and beliefs, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings with the SEC.

Overview

We are a clinical-stage biotechnology company advancing a pipeline of advanced CAR-T product candidates, including our lead program, TPST-4003, a dual-targeting CD19/B-cell maturation antigen (“BCMA”) in vivo CAR-T product candidate, which we are developing for indications in immunology and oncology. In February 2026, we expanded our pipeline through a strategic transaction under which we acquired rights to a dual-targeting CAR-T platform, which included product candidates with the potential to treat certain blood cancers, solid tumors and immunology indications, including TPST-2003, an autologous CD19/BCMA CAR-T therapy currently in clinical development for relapsed or refractory multiple myeloma and the rare disease, POEMS syndrome.

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

Master Services Agreements

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

On May 12, 2026, we entered into a letter agreement (the “Letter Agreement”) with Factor relating to certain payment obligations of the Company under the Factor MSA and Work Order No. 1, dated March 24, 2026 (the “Work Order”). Pursuant to the Letter Agreement, Factor agreed to permanently waive its right to receive the first $2.1 million payable by the Company to Factor under the Factor MSA and the Work Order. In addition, Factor agreed to return to the Company a deposit of $0.2 million previously made by the Company under the Work Order, for an interim period subject to certain conditions. As of September 30, 2026, $0.4 million of services to be waived under the Letter Agreement remained, which is not reduced by the deposit. The Company agreed to use its best efforts to promptly raise additional funds to further expand the Company’s cash runway.

On September 22, 2026, we entered into a master services agreement with Factor (the “2026 Factor MSA”) and Work Order No. 1 (the “2026 Work Order”), which the Audit Committee approved as a related party transaction. Under the 2026 Work Order, Factor provides research and development services for TPST-4003, TPST-4903 and the Senlang collaboration for a fixed fee of $5.0 million per year, payable monthly, plus third-party costs and a 10% project management fee. Either party may terminate on 30 days’ written notice. The 2026 Factor MSA supports our development activities, including our obligations under the Amended and Restated License and Collaboration Agreement between us and Factor Bioscience Limited, Factor’s Irish subsidiary, dated November 19, 2025 and effective as of August 6, 2025, which was assigned to the us in connection with the Closing pursuant to the Asset Purchase Agreement. The Letter Agreement waiver does not apply to the 2026 Factor MSA. We recognized $0.1 million of research and development expense under the 2026 Work Order during the three months ended September 30, 2026, which is included in accrued expenses.

Equity Line of Credit

On August 13, 2026, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right, but not the obligation, to sell to Lincoln Park up to $25.0 million of our common stock, increasing to $50.0 million if the initial $25.0 million is sold, from time to time over a 24-month period beginning September 1, 2026 (the “ELOC”). Sales are made at a discount to prevailing market prices and are subject to a minimum price of $0.15 per share, pricing formulas, volume caps, the effectiveness of a registration statement registering the resale by Lincoln Park of shares of common stock sold, and a 4.99% limit on Lincoln Park’s beneficial ownership.  Sales were also limited to 3,195,881 shares until our stockholders approved the issuance of shares in excess of that limit on November 9, 2026. We may terminate the Lincoln Park Purchase Agreement at any time without cost.

As consideration for Lincoln Park’s commitment, we issued 560,356 shares of common stock to Lincoln Park upon signing and agreed to issue an additional 350,223 shares following full funding by Lincoln Park of the initial available amount of $25.0 million of common stock. During the three months ended September 30, 2026, we sold 350,000 shares of common stock to Lincoln Park at an average price of approximately $0.97 per share for gross proceeds of approximately $0.3 million.

September 2026 Private Placement

On September 11, 2026, we entered into a securities purchase agreement (the “September 2026 Purchase Agreement”) with an institutional investor, pursuant to which we sold, in a private placement that closed on September 15, 2026 (the “September 2026 Private Placement”), pre-funded warrants to purchase 3,105,591 shares of our common stock (the “September 2026 Pre-Funded Warrants”), accompanied by Series C warrants and Series D warrants, each to purchase 3,105,591 shares of our common stock (together, the “Series C and D Warrants”). The combined purchase price was $0.804 per pre-funded warrant and accompanying warrants, resulting in gross proceeds of approximately $2.5 million (approximately $1.8 million net of placement agent fees and offering expenses), excluding up to approximately $5.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Series C and D Warrants. We also issued to the placement agent warrants to purchase 217,391 shares of our common stock at an exercise price of $1.0063 per share.

The September 2026 Pre-Funded Warrants were exercised in October 2026. The Series C and D Warrants have an exercise price of $0.805 per share and became exercisable upon stockholder approval of the issuance of the underlying shares under Nasdaq rules on November 9, 2026.

Agreements with Senlang Biotechnology

On July 17, 2026, the Company entered into a product development and collaboration agreement (the “Collaboration Agreement”) with Hebei Senlang Biotechnology Co., Ltd. (“Senlang”), a clinical-stage cell therapy company with expertise in CD7-targeted CAR-T development. Pursuant to the Collaboration Agreement, the Company and Senlang agreed to collaborate on product development and investigator-initiated trial activities in China for certain of the Company’s in vivo CAR-T product candidates. The Company plans to initiate the collaboration with the investigator-initiated trial (“IIT”) described below, which will evaluate TPST-4003 in approximately 10 patients with myasthenia gravis or multiple sclerosis in China, with first patient enrollment and dosing expected to occur in the fourth quarter of 2026. The development fee payable by the Company to Senlang for each Product (as defined therein) shall be within the range of $1.5 million to $2.0 million, to be determined by the parties. Following completion of a statement of work and delivery of the related IIT data package, Senlang will have a 90-day exclusive option to negotiate a definitive license agreement for the applicable product in China.

On September 14, 2026, we entered into an Exclusive Collaboration, Option and License Agreement (the “Option Agreement”) with Senlang, under which Senlang granted us an exclusive option, exercisable through January 14, 2027, to obtain an exclusive, royalty-bearing license to Senlang’s in vivo CAR-T technology outside Greater China. We were not required to make any payment unless we exercised the option. Following exercise, we are required to pay an initial license fee of RMB 3.0 million, annual maintenance fees of $10.0 million, $12.0 million and $14.0 million in the first three years, respectively, a 6% royalty on net sales and a share of any sublicense revenue. On November 11, 2026, we exercised the option. See Notes 5 and 14 to our condensed consolidated financial statements.

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

TPST-2003 is an autologous, dual-targeting CAR-T therapy designed to target both BCMA and CD19. TPST-2003 is being developed for the treatment of rrMM.

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

Nasdaq Compliance

On May 19, 2026, we received a letter from the Listing Qualifications Department of Nasdaq stating that we no longer meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market because our reported stockholders’ equity was below the required minimum of $2.5 million, and we did not meet the alternatives of market value of listed securities or net income from continuing operations. On October 30, 2026, Nasdaq staff has granted us an extension of time to regain compliance until November 16, 2026.

On November 4, 2026, we received a deficiency notice from Nasdaq regarding the minimum bid price requirement, which, if not satisfied, could result in the delisting of our common stock from The Nasdaq Capital Market. We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price requirement, including initiating a reverse stock split.

For additional information, see the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report.

Going Concern

As of September 30, 2026, we had cash and cash equivalents totaling $0.9 million compared to $7.7 million as of December 31, 2025. We have incurred operating losses since inception and our accumulated deficit as of September 30, 2026 is $278.9 million. We expect that our existing cash and cash equivalents will fund our projected operating expense requirements through less than 12 months from the date our condensed consolidated financial statements were available to be issued. Accordingly, there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of the issuance of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

While we implemented cost reductions in 2025 and, between June and in September 2026, further reduced our workforce by three of four full-time employees (we are supported by external consultants and service providers), we have finite cash resources available to fund our operations. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of one of our product candidates.

On February 3, 2026, we closed the Asset Acquisition (as defined above). Pursuant to the Asset Purchase Agreement, Factor has made the Funding Commitment (as defined in Note 1 to our condensed consolidated financial statements) to provide us with financial support until the earlier to occur of 18 months following the closing of the Asset Acquisition and the receipt by us of at least $20.0 million in gross proceeds from the sale of its equity or debt securities, up to a maximum amount of $20.0 million that is inclusive of any amounts raised and received by us after the date of the Asset Purchase Agreement, on the terms and subject to the conditions and other provisions of a funding commitment letter (“FCL”) contemplated by and entered into concurrently with the Asset Purchase Agreement. However, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the FCL, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. The timing of any additional funding from Factor is uncertain.

Further, as detailed above under “Equity Line of Credit” and “September 2026 Private Placement,” and below under “Liquidity and Capital Resources—Registered Direct Offerings,” we have undertaken other steps to increase our cash and cash equivalents. On March 20, 2026, we entered into a securities purchase agreement for the sale of securities for approximately $2.0 million in gross proceeds (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of common warrants issued thereunder), before deducting placement agent fees and other offering expenses payable by us. On May 28, 2026, we further entered into a warrant exercise and inducement letter agreement with the holder of certain existing warrants originally issued in November 2025, for the exercise of existing warrants at a reduced exercise price of $1.73 per share, resulting in gross proceeds to us of approximately $2.0 million (excluding up to approximately $4.2 million of aggregate gross proceeds that may be received in the future upon the cash exercise of new warrants issued in connection therewith). On August 13, 2026, we entered into the Lincoln Park Purchase Agreement, under which we may sell up to $25.0 million of our common stock, subject to the conditions described under “—Recent Events—Equity Line of Credit,” and through September 30, 2026 we had sold 350,000 shares at an average price of approximately $0.97 per share for gross proceeds of approximately $0.3 million. On September 15, 2026, we completed the September 2026 Private Placement, in which we sold pre-funded warrants to purchase 3,105,591 shares of common stock, accompanied by the Series C Warrants and Series D Warrants, each to purchase 3,105,591 shares of common stock at an exercise price of $0.805 per share, for gross proceeds of approximately $2.5 million (excluding up to approximately $5.0 million that may be received upon the cash exercise of the Series C and D Warrants). These sources of capital, even if fully realized, are not expected to be sufficient to fund our operations for 12 months from the date the financial statements were issued, and the availability of additional ELOC capacity and the exercise of the Series C and D Warrants depend on factors outside our control, including our stock price and trading volume. Accordingly, management’s plans have not alleviated the substantial doubt about our ability to continue as a going concern.

We are actively exploring a range of options to raise additional funds. We will need to continue to rely on additional financing to achieve our business objectives, including pursuant to the Funding Commitment with Factor. As of the date of this report, we have $8.9 million available under the Funding Commitment, however, there is significant uncertainty as to whether we will be able to satisfy the terms and conditions and other provisions set forth in the Funding Commitment, and, if we are unable to do so, we may be limited in the amount of funding that we are able to access under the Funding Commitment or we may not be able to access any funds under the Funding Commitment. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional capital has been adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions.

Components of Results of Operations

Research and Development Expense

Research and development expenses represent costs incurred to conduct research and development, such as the development of our product candidates.

We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	salaries, benefits and stock-based compensation;

●	licensing costs;

●	allocated occupancy;

●	materials and supplies;

●	contracted research and manufacturing;

●	consulting arrangements; and

●	other expenses incurred to advance our research and development activities.

The largest component of our operating expenses has historically been the investment in research and development activities. Historically, our research and development expenses were primarily driven by our amezalpat program, which is currently paused. We expect research and development expenses will increase in future periods as we advance our CAR-T product candidates, including costs under the Work Order with Factor, development fees payable to Senlang, and activities to support a U.S. registrational study of TPST-2003. These activities will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up.

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

General and Administrative Expenses

General and administrative expenses consist of employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation, for our personnel in executive, finance and accounting, and other administrative functions, as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs. We expect to continue to incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services. We expect general and administrative expenses to remain at approximately current levels in future periods.

Acquired In-Process Research and Development Expense

During the first quarter of 2026 we began presenting acquired in-process research and development expense as a separate line item in our condensed consolidated statements of operations. Acquired in-process research and development, upfront and milestone expense includes costs incurred in connection with the Asset Purchase Agreement with Erigen.

For additional information on our accounting for the Asset Purchase Agreement, please see Note 12, to our condensed consolidated financial statements included in this report.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, interest income, financing costs related to the ELOC, and various other income or expense items of a non-recurring nature.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our operating results for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase/	Percentage Increase/
	2026	2025	(Decrease)	(Decrease)
	(in thousands, except percentages)
Operating expenses:
Research and development	$207	$570	$(363)	(64)%
General and administrative	2,616	3,027	(411)	(14)%
Loss from operations	(2,823)	(3,597)	774	22%
Other income (expense), net:
Interest expense	—	—	—	0%
Interest income and other income (expense), net	—	86	(86)	(100)%
Financing costs related to equity line of credit	(806)	—	(806)	NM
Total other income (expense), net	(806)	86	(892)	(1037)%
Provision for income taxes	—	—	—	—%
Net loss	$(3,629)	$(3,511)	$(118)	3%

Research and development

Our research and development expenses for the three months ended September 30, 2026 and 2025 were primarily incurred in connection with our product candidates TPST-4003 and Amezalpat, our legacy product candidate, which is currently paused.

The following table shows our research and development expenses by program for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase/	Percentage Increase/
	2026	2025	(Decrease)	(Decrease)
	(in thousands, except percentages)
TPST-4003	125	-	125	100%
Amezalpat	16	159	(143)	(90)%
TPST-1495	1	-	1	100%
Preclinical and other	16	159	(143)	(90)%
Total candidate specific research costs	158	318	(160)	(50)%
Personnel and other costs	8	202	(194)	(96)%
Stock-based compensation and depreciation	41	50	(9)	(18)%
Total research and development expenses	$207	$570	$(363)	(64)%

Research and development expenses decreased by $0.4 million to $0.2 million for the three months ended September 30, 2026, compared to three months ended September 30, 2025, which was primarily due to a decrease in costs incurred as a result of the re-prioritization of efforts after the Asset Acquisition in February 2026, offset by research and manufacturing costs related to the Company’s CAR-T product candidates.

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase/	Percentage Increase/
	2026	2025	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development outside services	$142	$305	$(163)	(53)%
Compensation expense	1	37	(36)	(97)%
Stock-based compensation expense	3	9	(6)	(67)%
Consulting and professional services	9	3	6	200%
Other expenses	52	216	(164)	(76)%
Total research and development expense	$207	$570	$(363)	(64)%

General and administrative

General and administrative expenses decreased by $0.4 million to $2.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in one-time separation and other costs incurred in the third quarter of 2025, offset by other administrative expenses.

Other income (expense), net

For the three months ended September 30, 2026, no interest expense was incurred related to the Oxford Loan. For the three months ended September 30, 2026, interest and other income, net was nominal, compared to $0.1 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, we also recognized $0.8 million of financing costs related to the ELOC, consisting of $0.66 million for the fair value of the commitment shares issued to Lincoln Park and $0.15 million of ELOC issuance costs, net of a nominal gain on shares sold to Lincoln Park. We did not incur financing costs in the three months ended September 30, 2025. Total other income (expense), net was net expense of $0.8 million, compared to net income of $0.1 million for the three months ended September 30, 2025. The loan with Oxford (the “Oxford Loan”) was repaid in full and terminated in accordance with its terms in April 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our operating results for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended			Percentage
	September 30,		Increase/	Increase/
	2026	2025	(Decrease)	(Decrease)
	(in thousands, except percentages)
Operating expenses:
Research and development	$2,140	$12,067	$(9,927)	(82)%
General and administrative	11,473	10,431	1,042	10%
Acquired in-process research and development	22,180	—	22,180	100%
Loss from operations	(35,793)	(22,498)	(13,295)	(59)%
Other income (expense), net:
Interest expense	—	(207)	207	100%
Interest income and other income (expense), net	30	464	(434)	(94)%
Financing costs related to equity line of credit	(806)	—	(806)	NM
Total other income (expense), net	(776)	257	(1,033)	(402)%
Provision for income taxes	—	—	—	—%
Net loss	$(36,569)	$(22,241)	$(14,328)	(64)%

Research and development

Our research and development expenses for the nine months ended September 30, 2026 and 2025 were primarily incurred in connection with our product candidates TPST-2003, TPST-3003, TPST-4003, and Amezalpat, our legacy product candidate, which is currently paused.

	Nine Months Ended September 30,		Increase/	Percentage Increase/
	2026	2025	(Decrease)	(Decrease)
	(in thousands, except percentages)
TPST-2003	$750	—	750	100%
TPST-3003	165	—	165	100%
TPST-4003	920	—	920	100%
Amezalpat	90	5,318	(5,228)	(98)%
TPST-1495	8	—	8	100%
Preclinical and other	52	1,076	(1,024)	(95)%
Total candidate specific research costs	1,985	6,394	(4,409)	(69)%
Personnel and other costs	25	4,529	(4,504)	(99)%
Stock-based compensation and depreciation	130	1,144	(1,014)	(89)%
Total research and development expenses	$2,140	$12,067	$(9,927)	(82)%

Research and development expenses decreased by $9.9 million to $2.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in costs incurred as a result of re-prioritizing efforts towards exploring strategic alternatives initiated in April 2025 and resulting in the Asset Acquisition completed in February 2026.

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase/	Percentage Increase/
	2026	2025	(Decrease)	(Decrease)
	(in thousands, except percentages)
Research and development outside services	$1,931	$5,788	$(3,857)	(67)%
Compensation expense	5	3,542	(3,537)	(100)%
Stock-based compensation expense	8	979	(971)	(99)%
Consulting and professional services	39	582	(543)	(93)%
Other expenses	157	1,176	(1,019)	(87)%
Total research and development expense	$2,140	$12,067	$(9,927)	(82)%

General and administrative

General and administrative expenses increased by $1.0 million to $11.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and were primarily due to one-time costs resulting from the Asset Acquisition completed in February 2026.

Acquired in-process research and development

Acquired in-process research and development expenses increased to $22.2 million for the nine months ended September 30, 2026, compared to nil for the nine months ended September 30, 2025. Costs incurred prior to or upon closing the Asset Acquisition in the prior three months ended March 31, 2026 were expensed as acquired in-process research and development.

Other income (expense), net

For the nine months ended September 30, 2026, no interest expense was incurred. For the nine months ended September 30, 2025, interest expense related to the Oxford Loan was $0.2 million. For the nine months ended September 30, 2026, interest and other income, net was less than $0.1 million, compared to $0.5 million for the nine months ended September 30, 2025. The decrease was primarily due to lower interest income as a result of lower average cash balances. For the nine months ended September 30, 2026, we also recognized $0.8 million of financing costs related to the ELOC in the third quarter of 2026 (see “Recent Events - Equity Line of Credit”), consisting of $0.66 million for the fair value of the commitment shares issued to Lincoln Park and $0.15 million of ELOC issuance costs, net of a nominal gain on shares sold to Lincoln Park. We did not incur financing costs in the nine months ended September 30, 2025. Total other income (expense), net was net expense of $0.8 million, compared to net income of $0.3 million for the nine months ended September 30, 2025. The Oxford Loan was repaid in full and terminated in accordance with its terms in April 2025.

Liquidity and Capital Resources

Overview

Since inception through September 30, 2026, our operations have been financed primarily by proceeds from the sale of our common stock, convertible preferred stock and issuance of debt. As of September 30, 2026, we had $0.9 million in cash and cash equivalents and an accumulated deficit of $278.9 million.

Our lack of operating revenue or cash inflows and our cash resources at September 30, 2026 raise substantial doubt as to our ability to continue as a going concern.  See “—Funding Requirements” below for additional information on our future capital needs.

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

At-the-Market Offering

We have entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock (the “ATM Program”). Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-280918). On June 11, 2025, in connection with the RDO (as defined below) we delivered written notice to Jefferies that we were suspending and terminating the prospectus supplement, dated February 6, 2025, related to the ATM Program (the “ATM Prospectus”). We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. We did not sell any shares under the ATM Program during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, we sold an aggregate of 312,830 shares of our common stock for proceeds of $2.8 million pursuant to the ATM Program. Because the ATM Prospectus has been terminated, no amounts are currently available for sale under the ATM Program, and we may not make sales under it unless and until we file a new prospectus supplement or registration statement. Any such sales would also be subject to the limitations described below.

As of the date of this Form 10-Q, our public float was approximately $10.2 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float, or approximately $3.4 million, under the S-3 Registration Statement, including the ATM program, in any twelve-month period, less amounts sold under the S-3 Registration Statement in the prior twelve months. On February 6, 2025, we filed a prospectus supplement with the SEC limiting the availability under the ATM Program to $14.5 million, which prospectus supplement we subsequently terminated as described above.

Equity Line of Credit

On August 13, 2026, we entered into the Lincoln Park Purchase Agreement with Lincoln Park under which we have the right, but not the obligation, to sell up to $25.0 million of our common stock to Lincoln Park, increasing to $50.0 million if the initial amount is sold, over a 24-month period beginning September 1, 2026. During the three months ended September 30, 2026, we sold 350,000 shares of common stock to Lincoln Park for gross proceeds of $0.3 million. Sales are subject to a minimum price of $0.15 per share, and the amount we are able to raise will depend on our stock price and trading volume. See above under “Equity Line of Credit” for additional information.

Registered Direct Offerings

On November 24, 2025, we sold an aggregate of 487,000 shares of our common stock, pre-funded warrants to purchase 685,414 shares of our common stock and warrants to purchase an aggregate of 1,172,414 shares of common stock (the “Common Warrants”) in a registered direct offering (the “November RDO”). The combined purchase price of each share of common stock and accompanying Common Warrant was $3.625. The combined purchase price of each pre-funded warrant and accompanying Common Warrant was $3.624 (equal to the combined purchase price per share of common stock and accompanying Common Warrant, minus $0.001). The exercise price of each Common Warrant is $3.50 per share. The net proceeds from the November RDO were approximately $3.8 million, after deducting placement agent fees and estimated offering expenses payable by us. As of September 30, 2026, all pre-funded warrants related to the November RDO had been exercised.

On May 28, 2026, we entered into a warrant inducement agreement with the holder of the Common Warrants. Pursuant to the agreement, the holder agreed to exercise all outstanding Common Warrants for cash at a reduced exercise price of $1.73 per share. In consideration for the exercise, we issued the holder new unregistered warrants to purchase up to 2,344,828 of our common stock at an exercise price of $1.73 per share (the “New Warrants”). We also issued warrants to purchase 82,069 shares of common stock to the placement agent in connection with the transaction. The inducement transaction closed on May 29, 2026 and generated gross proceeds of approximately $2.0 million from the exercise of the Common Warrants (excluding up to approximately $4.2 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the New Warrants and the placement agent warrants). Accordingly, as of September 30, 2026, no November 2025 Common Warrants remained outstanding. The New Warrants became exercisable upon receipt of stockholder approval under applicable Nasdaq rules and will expire on May 29, 2028. In June 2026, pursuant to a registration rights agreement entered into in connection with the May 2026 warrant exercise inducement transaction, the Company filed a resale registration statement on Form S-3 with the SEC covering up to 2,426,897 shares of the Company’s common stock issuable upon exercise of the New Warrants and the placement agent warrants issued in connection with the transaction. The registration was declared effective on July 7, 2026.

March 2026 Private Placement

On March 20, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with (a) two institutional investors (the “Institutional Investors”) and (b) Factor (together with the Institutional Investors, each, an “Investor” and, together, the “Investors”), pursuant to which we sold an aggregate of 462,964 shares of common stock (“Shares”), and, in lieu of common stock, pre-funded warrants to purchase up to 462,963 shares of our common stock (the “2026 Pre-Funded Warrants”), in each case accompanied by (i) Series A Warrants to purchase up to 925,927 shares of our common stock (the “Series A Warrants”) and (ii) Series B Warrants to purchase up to 925,927 shares of our common stock (the “Series B Warrants” and together with the Series A Warrants, the “March Common Warrants”). The combined purchase price per Share and accompanying March Common Warrants was $2.16 and the combined purchase price per pre-funded warrant and accompanying March Common Warrants was $2.159. The gross proceeds to us from the March 2026 Private Placement were approximately $2.0 million (excluding up to approximately $4.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the March Common Warrants), before deducting placement agent fees and other offering expenses payable by us. The Series A Warrants became exercisable on June 18, 2026, the effective date of the Stockholder Approval (the “Stockholder Approval Date”) and have a term of five years therefrom. The Series B Warrants became exercisable on the Stockholder Approval Date and have a term of twenty-four months therefrom. The March Common Warrants have an exercise price of $2.16 per share.

September 2026 Private Placement

On September 11, 2026, we entered into the September 2026 Purchase Agreement with an institutional investor, pursuant to which we sold, in a private placement, pre-funded warrants to purchase 3,105,591 shares of our common stock, accompanied by Series C and D Warrants each to purchase 3,105,591 shares of common stock at an exercise price of $0.805 per share, for gross proceeds of approximately $2.5 million and net proceeds of approximately $1.8 million after deducting placement agent fees and other offering expenses (excluding up to approximately $5.0 million of gross proceeds that may be received upon the cash exercise of the Series C and D Warrants). We also issued to the placement agent warrants to purchase 217,391 shares of common stock at an exercise price of $1.0063 per share. The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. Exercises of the pre-funded warrants and of the Series C and D Warrants are subject to beneficial ownership limitations of 9.99% and 4.99% (or 9.99% at the holder’s election), respectively. We obtained stockholder approval for the issuance of the shares underlying the Series C and D Warrants on November 9, 2026. The resale registration statement covering the shares underlying the warrants was filed on September 25, 2026 and declared effective on October 1, 2026. As of September 30, 2026, approximately 20.6 million shares of common stock were issuable upon exercise of outstanding warrants and pre-funded warrants, compared to approximately 16.9 million shares of common stock outstanding, and exercises of those securities and sales under the ELOC would significantly dilute our stockholders. See “—Recent Events—September 2026 Private Placement” and Note 7 to our condensed consolidated financial statements for additional information.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(12,429)	$(23,246)
Cash used in investing activities	—	—
Cash provided by financing activities	5,619	492
Net decrease in cash and cash equivalents	$(6,810)	$(22,754)

Cash flows used in operating activities

Cash used in operating activities for the nine months ended September 30, 2026 was $12.4 million, consisting of a net loss of $36.6 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $23.5 million, including $19.9 million of acquired in-process research and development, $1.7 million of research and development expense funded by a related party contribution of services and $0.7 million of non-cash interest and other expense related to the ELOC commitment shares, plus net cash inflows from changes in operating assets and liabilities of $0.6 million.

Cash used in operating activities for the nine months ended September 30, 2025 was $23.2 million, consisting of a net loss of $22.2 million, add back of non-cash adjustments for depreciation, stock-based compensation, non-cash operating lease expense and other non-cash items totaling $3.6 million, less changes in operating assets and liabilities of $4.6 million.

Cash flows used in investing activities

No cash was used in investing activities for the nine months ended September 30, 2026 and 2025.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $5.6 million, consisting of net proceeds of $1.7 million from the March 2026 Private Placement, $1.7 million from the May 2026 warrant inducement, $0.3 million from sales of common stock under the ELOC and $1.8 million from the September 2026 Private Placement.

Cash provided by financing activities for the nine months ended September 30, 2025 was related to net proceeds from the June 2025 registered direct offering of $4.1 million as well as the issuance of common stock of $2.8 million under the ATM Program, offset by $6.4 million in outflows related to the repayment of the Oxford Loan.

Funding Requirements

Our primary use of cash is to fund operating expenses, which has historically consisted primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical activities, and to a lesser extent, general and administrative expenditures. Currently, our primary use of cash is headcount cost, lease and overhead expenses and costs to advance our CAR-T product candidates. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Material Cash Requirements

Our material cash requirements primarily relate to our operating leases for office space, trade payables, and accrued expenses. As of September 30, 2026, we have $4.7 million payable within 12 months, including $1.3 million related to the Brisbane Lease. As of November 4, 2026, we had approximately $0.2 million of rent outstanding under the Brisbane Lease. The landlord applied the security deposit to unpaid rent and has required us to replenish it, which we have not done. As of the date of this report, the landlord has not exercised any remedies under the Brisbane Lease. We have not modified or amended the Brisbane Lease or deferred any rent payments, and the Brisbane Lease remains in effect. Refer to Notes 4, 5 and 14 to our Condensed Consolidated Financial Statements for additional information. We are also obligated to pay Factor a fixed fee of $5.0 million per year, plus third-party costs and a 10% project management fee for services under the 2026 Work Order, which either party may terminate on 30 days’ written notice, and expect to pay Senlang development fees of $1.5 million to $2.0 million for each statement of work we execute. On November 11, 2026, we exercised our option under the Option Agreement with Senlang, and we are required to pay an initial license fee of RMB 3.0 million and annual maintenance fees of $10.0 million, $12.0 million and $14.0 million in the first three years, respectively, which we do not currently have the resources to fund.  We cannot estimate whether we will receive or the timing of any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into with various entities pursuant to which we have in-licensed certain intellectual property as contractual obligations or commitments, including agreements with Factor and Novatim. Pursuant to these license agreements, we have agreed to make milestone payments up to an aggregate of approximately $1.98 billion upon the achievement of certain development, regulatory and sales milestones. We excluded these contingent payments from the condensed consolidated financial statements given that the timing, probability, and amount, if any, of such payments cannot be reasonably estimated at this time.

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

Critical Accounting Policies and Estimates

Other than the accounting for the Lincoln Park Purchase Agreement as a derivative liability described in Note 2 to our condensed consolidated financial statements, there have been no significant changes to our critical accounting policies since December 31, 2025. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

Our management, with the participation of our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer, Treasurer and Corporate Secretary (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer, Treasurer and Corporate Secretary  have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC on March 30, 2026.

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

On May 19, 2026, we received a letter from the Listing Qualifications Department of Nasdaq stating that we no longer meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market because our reported stockholders’ equity was below the required minimum of $2.5 million, and we did not meet the alternatives of market value of listed securities or net income from continuing operations. We received a period of 45 calendar days to submit a plan to regain compliance with the minimum stockholders’ equity requirement. We submitted a compliance plan to Nasdaq and, on October 30, 2026, Nasdaq staff granted us an extension of time to regain compliance until November 16, 2026. As of September 30, 2026, our stockholders’ deficit was $1.8 million.

On November 4, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying it that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days to regain compliance with the minimum bid price requirement, or until May 3, 2027.

In the event that we fail to receive a compliance period, or to otherwise regain compliance with the minimum stockholders’ equity and minimum bid price requirements or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. We will have an opportunity to appeal the determination to a Hearings Panel, but we cannot guarantee that such appeal will be successful. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our Company; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

We experienced significant board and management turnover, and instability in governance and leadership could adversely affect our business.

We recently underwent significant governance and leadership changes. As disclosed in our Current Reports on Form 8-K, we had several directors resign from our Board of Directors, and, separately, we experienced significant turnover in our Chief Financial Officer. Although we have since appointed four new independent directors to fill board vacancies, as well as a new Chief Financial Officer, this transition may cause temporary uncertainty and disruption.

Departures of members of our senior management team and our Board have created, and will create if they continue, significant continuity risks and challenges to our ability to operate our business, execute our clinical and business strategy, assess and manage risks and comply with applicable laws. These events could adversely affect us by:

●	disrupting strategic execution;

●	weakening our internal controls or disclosure controls;

●	diverting management attention;

●	increasing legal, accounting and administrative burden;

●	impairing our ability to recruit, retain and motivate qualified personnel; and

●	damaging confidence among investors, business partners, regulators, auditors and other stakeholders.

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

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35890	3.1	5/15/2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 24, 2021	8-K	001-35890	3.1	6/28/2021
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 25, 2021	8-K	001-35890	3.2	6/28/2021
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 10, 2023	8-K	001-35890	3.1	10/11/2023
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 4, 2025	8-K	001-35890	3.1	4/7/2025
3.6	Amended and Restated Bylaws of the Registrant	8-K	001-35890	3.1	9/24/2021
4.1	Form of Pre-Funded Warrant (September 2026 Private Placement)	8-K	001-35890	4.1	9/15/2026
4.2	Form of Series C and Series D Common Stock Purchase Warrant (September 2026 Private Placement)	8-K	001-35890	4.2	9/15/2026
10.1	Purchase Agreement, dated as of August 13, 2026, by and between Tempest Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-35890	10.1	8/13/2026
10.2	Registration Rights Agreement, dated as of August 13, 2026, by and between Tempest Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-35890	10.2	8/13/2026
10.3	Form of Securities Purchase Agreement	8-K	001-35890	10.1	9/15/2026
10.4	Form of Registration Rights Agreement	8-K	001-35890	10.2	9/15/2026
10.5	Product Development and Investigator-Initiated Trial (IIT) Collaboration Agreement, dated July 17, 2026, by and between Tempest Therapeutics, Inc. and Hebei Senlang Biotechnology Co., Ltd.	8-K	001-35890	10.1	7/22/2026
10.6	Exclusive Collaboration, Option and License Agreement, dated September 14, 2026, by and between Tempest Therapeutics, Inc. and Hebei Senlang Biotechnology Co., Ltd.	8-K	001-35890	10.1	9/17/2026
10.7*+	Services Agreement, dated as of August 21, 2026, by and between Tempest Therapeutics, Inc. and Charles River CFO, Inc.					X
10.8+	Amended and Restated Offer Letter, dated August 12, 2026, by and between Tempest Therapeutics, Inc. and Justin Trojanowski	10-Q	001-35890	10.9	8/13/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101					X

*	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC.
^	These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPEST THERAPEUTICS, INC.

By:	/s/ Matthew Angel
Matthew Angel
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephanie Horn-Warnock
Stephanie Horn-Warnock
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2026